Form 10-Q
period 2015-09-30
Penumbra Inc
filed 2015-11-12
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From             to
Commission File Number: 001-37557

Penumbra, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0605598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Penumbra Place
1351 Harbor Bay Parkway
Alameda, CA 94502
(Address of principal executive offices and zip code)

(510) 748-3200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 31, 2015, the registrant had 29,889,955 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$159,098	$3,290
Marketable investments	—	48,253
Accounts receivable, net of doubtful accounts of $494 and $602	26,055	18,912
Inventories	50,324	33,451
Deferred taxes	7,333	6,280
Prepaid expenses and other current assets	6,267	5,115
Total current assets	249,077	115,301
Property and equipment, net	8,646	5,181
Deferred taxes	1,309	571
Other non-current assets	293	328
Total assets	$259,325	$121,381
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$4,024	$2,348
Accrued liabilities	24,253	18,475
Total current liabilities	28,277	20,823
Other non-current liabilities	2,458	1,461
Total liabilities	30,735	22,284
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value per share—none authorized, issued and outstanding at September 30, 2015; 25,000,000 shares authorized, 19,510,410 shares issued and outstanding at December 31, 2014; aggregate liquidation value $149,361 at December 31, 2014	—	111,467
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value per share—5,000,000 shares authorized, none issued and outstanding at September 30, 2015; None authorized, issued and outstanding at December 31, 2014	—	—
Common stock, $0.001 par value per share—300,000,000 shares authorized, 29,882,621 issued and outstanding at September 30, 2015; 40,000,000 shares authorized, 4,736,689 issued and outstanding at December 31, 2014	30	5
Additional paid-in capital	249,230	8,446
Notes receivable from stockholders	(26)	(117)
Accumulated other comprehensive loss	(1,536)	(864)
Accumulated deficit	(19,108)	(19,840)
Total stockholders’ equity (deficit)	228,590	(12,370)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$259,325	$121,381
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$50,416	$32,464	$131,679	$90,107
Cost of revenue	16,919	11,667	44,079	31,156
Gross profit	33,497	20,797	87,600	58,951
Operating expenses:
Research and development	4,560	3,897	12,543	11,435
Sales, general and administrative	26,755	16,589	72,698	44,829
Total operating expenses	31,315	20,486	85,241	56,264
Income from operations	2,182	311	2,359	2,687
Interest income (expense), net	17	144	402	183
Other income (expense), net	(115)	(56)	(613)	(148)
Income before provision for income taxes	2,084	399	2,148	2,722
Provision for income taxes	1,183	227	1,416	893
Net income	901	172	732	1,829
Foreign currency translation adjustments, net of tax	(303)	(413)	(892)	(507)
Unrealized gains (losses) on available-for-sale securities, net of tax	—	(266)	220	(92)
Comprehensive income (loss)	$598	$(507)	$60	$1,230
Net income (loss) attributable to common stockholders (Note 16)	$276	$(1,192)	$175	$(933)
Net income (loss) per share attributable to common stockholders —Basic	$0.04	$(0.25)	$0.03	$(0.20)
—Diluted	$0.03	$(0.25)	$0.02	$(0.20)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders —Basic	7,853,730	4,688,045	5,962,031	4,577,725
—Diluted	10,189,248	4,688,045	8,494,651	4,577,725
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	19,510,410	$111,467	4,736,689	$5	$8,446	$(117)	$(864)	$(19,840)	$(12,370)
Conversion of convertible preferred stock into common stock upon closing of IPO	(19,510,410)	(111,467)	19,510,410	19	111,448	—	—	—	111,467
Shares issued upon closing of IPO	—	—	4,600,000	5	124,762	—	—	—	124,767
Issuance of common stock	—	—	1,059,172	1	1,058	—	—	—	1,059
Shares held for tax withholdings	—	—	—	—	(2,525)	—	—	—	(2,525)
Repurchase of common stock	—	—	(23,650)	—	(342)	—	—	—	(342)
Stock-based compensation	—	—	—	—	5,126	—	—	—	5,126
Excess tax benefit from stock-based compensation	—	—	—	—	1,257	—	—	—	1,257
Forgiven notes receivable from stockholders	—	—	—	—	—	91	—	—	91
Foreign currency translation adjustment, net of tax of $116	—	—	—	—	—	—	(892)	—	(892)
Unrealized gain on investments, net of tax of $159	—	—	—	—	—	—	220	—	220
Net income	—	—	—	—	—	—	—	732	732
Balance at September 30, 2015	—	$—	29,882,621	$30	$249,230	$(26)	$(1,536)	$(19,108)	$228,590
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$732	$1,829
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,227	520
Stock-based compensation	5,126	1,074
Excess tax benefit from stock-based compensation	(1,257)	—
Provision for doubtful accounts	(108)	172
Inventory write downs	704	1,398
Write off of note receivable	91	—
Provision for sales returns	675	122
Loss on minority investment	—	150
Loss on disposal of property and equipment	12	30
Realized loss on marketable investments	541	—
Provision for product warranty	299	26
Changes in operating assets and liabilities:
Accounts receivable	(7,383)	(4,971)
Inventories	(18,012)	(5,157)
Prepaid expenses and other current and non-current assets	(1,706)	(207)
Accounts payable	1,501	888
Accrued expenses and other non-current liabilities	4,927	3,133
Net cash used in operating activities	(12,631)	(993)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable investments	(4,069)	(48,771)
Proceeds from sales of marketable investments	52,160	12,737
Purchases of property and equipment	(4,507)	(1,798)
Net cash provided by (used in) investing activities	43,584	(37,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	—	57,212
Proceeds from issuance of common stock issued in initial public offering, net of issuance costs	125,916	—
Proceeds from exercises of stock options	546	923
Excess tax benefit from stock-based compensation	1,257	—
Repurchase of preferred stock	—	(8,311)
Repayment of credit facility	—	(6,000)
Repurchase of common stock and stock options	—	(1,022)
Payment of employee taxes related to vested common and restricted stock	(2,525)	—
Net cash provided by financing activities	125,194	42,802
Effect of foreign exchange rate changes on cash and cash equivalents	(339)	80
Net Increase In Cash And Cash Equivalents	155,808	4,057
CASH AND CASH EQUIVALENTS—Beginning of period	3,290	4,131
CASH AND CASH EQUIVALENTS—End of period	$159,098	$8,188
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock into common stock	$111,467	$—
Purchase of property and equipment funded through accounts payable	$200	$85
Deferred issuance costs not yet paid	$1,149	$—
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business
Penumbra, Inc. (the “Company”) is a global interventional therapies company that designs, develops, manufactures and markets innovative medical devices. The Company has a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets, neuro and peripheral vascular. The conditions that the Company’s products address include, among others, ischemic stroke, hemorrhagic stroke and various peripheral vascular conditions that can be treated through thrombectomy and embolization procedures.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying interim condensed consolidated balance sheet as of September 30, 2015, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, the interim condensed consolidated statement of preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2015, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The unaudited interim condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The December 31, 2014 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
 The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2015 and results of its operations for the three and nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014. The interim results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other future annual or interim period.
The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Prospectus dated September 17, 2015 as filed by the Company with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (“Prospectus”) (File No. 333-206412).
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, sales return reserve, warranty reserves, valuation of inventories, useful lives of property and equipment, income taxes, the valuation of equity instruments and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
Segments
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical devices, and operates as one operating segment. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its operating results for the purpose of allocating resources and evaluating financial performance. The Company determines revenue by geographic area, based on the destination to which it ships its products.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Foreign Currency Translation
The Company’s condensed consolidated financial statements are prepared in United States Dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the average exchange rates in effect. The resulting foreign currency translation adjustments are recorded in other comprehensive income in the condensed consolidated balance sheets. Transactions denominated in foreign currency are translated at exchange rates at the date of transaction with foreign currency gains (losses) recorded in other income (expense), net in the condensed consolidated statements of operations and other comprehensive income. The Company recognized net foreign currency transaction gains of $0.1 million and $0.1 million during the three months ended September 30, 2015 and 2014, respectively, and $11,000 and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively.
As the Company’s international operations grow, its risks associated with fluctuation in currency rates will become greater, and the Company will continue to reassess its approach to managing this risk. In addition, currency fluctuations or a weakening USD can increase the costs of the Company’s international expansion. To date, the Company has not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on its operating results and cash flows.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments and accounts receivable. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2014 and held cash in foreign banks of approximately $2.3 million and $0.8 million at September 30, 2015 and December 31, 2014, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.
All of the Company’s revenue has been derived from sales of its products in the United States and international markets. The Company uses both its own salesforce and independent distributors to sell its products. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers, including its distributors, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
One customer (a distributor) accounted for 11% and 11%, respectively, of the Company’s revenue during the three months ended September 30, 2015 and 2014. The same customer accounted for 11% and 12%, respectively, of the Company’s revenue during the nine months ended September 30, 2015 and 2014. No customer accounted for greater than 10% of the Company’s accounts receivable balance as of September 30, 2015 or December 31, 2014.
Significant Risks and Uncertainties
The Company is subject to risks common to medical device companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the potential need to obtain additional financing. The Company is dependent on third party suppliers, in some cases single-source suppliers.
There can be no assurance that the Company’s products will continue to be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all.
The Company’s products require approval or clearance from the U.S. Food and Drug Administration prior to commencing commercial sales in the United States. There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company sells its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, it may have a material adverse impact on the Company’s results of operations, financial position and liquidity.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.
Cash, Cash Equivalents and Marketable Investments
The Company invests its cash primarily in money market funds and in highly liquid debt instruments of U.S. federal and municipal governments and their agencies and corporate debt securities. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks.
The Company determines the appropriate classification of its investments in marketable investments at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable investments have been classified and accounted for as available-for-sale. Investments with remaining maturities of more than one year are viewed by the Company as available to support current operations and are classified as current assets under the caption marketable investments in the accompanying condensed consolidated balance sheets. Investments in marketable investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss. Any realized gains or losses on the sale of marketable investments are determined on a specific identification method, and such gains and losses are reflected as a component of other income (expense), net.
Impairment of Marketable Investments
After determining the fair value of available-for-sale debt instruments, gains or losses on these securities are recorded to accumulated other comprehensive income (loss) until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments is the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments for the three or nine months ended September 30, 2015 and 2014. The Company did not have any marketable investments as of September 30, 2015.
Accounts Receivable
Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, and thereby reduces the net recognized receivable to the amount reasonably believed to be collectible.
Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or market. Write downs are provided for raw materials, components or finished goods that are determined to be excessive or obsolete. Market value is determined as the lower of replacement cost or net realizable value. The Company regularly reviews inventory quantities in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.
The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product or components or raw materials used in the manufacturing of such product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory and record a charge to inventory impairment in the accompanying condensed consolidated statements of operations and comprehensive income. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

write downs of $0.4 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $0.7 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over five years, which is the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Upon retirement or sale, the cost and the related accumulated depreciation are removed from the condensed consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There was no impairment of long-lived assets during the three or nine months ended September 30, 2015 and 2014.
Convertible Preferred Stock
The Company, prior to the closing of its initial public offering (“IPO”) on September 23, 2015, classified its outstanding convertible preferred stock as temporary equity in the condensed consolidated balance sheet due to the existence of certain change in control events that were not solely within the Company’s control, including liquidation, sale or transfer of the Company, that could trigger the ability of the holders of the convertible preferred stock to call for redemption of shares. Upon the closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into shares of common stock on a one-for-one basis.
Revenue Recognition
Revenue is comprised of product revenue net of returns, discounts, administration fees and sales rebates. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Evidence of an arrangement consists of customer orders and the Company typically considers delivery to have occurred once title and risk of loss has been transferred and the product has been delivered to the customer. The Company typically recognizes revenue when products are delivered to hospital customers or distributors. However, with respect to products that the Company consigns to hospitals, which primarily consist of coils, the Company recognizes revenue at the time hospitals utilize products in a procedure.
Deferred revenue represents amounts that the Company has already invoiced its customers and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. The Company had a deferred revenue balance of $0.8 million and $1.6 million, as of September 30, 2015 and December 31, 2014, respectively.
The Company’s terms and conditions permit product returns and exchanges, and it records returns reserves in the period when revenue is recognized. Estimates are based on actual historical returns over the prior three years and are recorded as reductions in revenue at the time of sale. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future product returns.
Cost of Revenue
Cost of revenue includes direct and indirect costs associated with the manufacture of the Company’s products. Direct costs include material and labor, while indirect costs include inbound freight charges, receiving costs, inspection and testing costs, warehousing costs, royalty expense and other labor and overhead costs incurred in the manufacturing of products. Cost of revenue also includes stock-based compensation, warranty replacement costs, cost of revenue related to product return reserves and excess and obsolete inventory write-downs.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Shipping Costs
Shipping and handling costs charged to customers are recorded as revenue. Shipping and handling costs are included in cost of revenue.
Research and Development (R&D) Expenses
R&D costs primarily consist of product development, clinical and regulatory expenses, materials, depreciation and other costs associated with the development of the Company’s products. R&D costs also include related personnel and consultants’ salaries, benefits and related costs, including stock-based compensation. The Company expenses R&D costs as they are incurred.
The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites. The Company estimates preclinical and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.
Advertising Costs
Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising costs consist primarily of trade show and booth costs, product demonstration, and marketing materials. Advertising costs were $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and were $0.4 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.
Stock-Based Compensation
The Company recognizes the cost of stock-based compensation in the financial statements based upon fair value. The fair value of restricted stock awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The fair value of stock options is determined as of the grant date using the Black-Scholes option pricing model. The Company’s determination of the fair value of stock options is impacted by its common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.
The fair value is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. To the extent actual forfeiture results differ from the estimates, the difference is recorded as a cumulative adjustment in the period forfeiture estimates are revised. No compensation cost is recorded for options that do not vest.
Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest. The fair value of these equity instruments are expensed over the service period.
Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, the Company estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award. The Company uses the Staff Accounting Bulletin, or SAB, 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Income Taxes
The Company accounts for income taxes using the asset and liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance to reduce the net deferred tax assets to their estimated realizable value.
The calculation of the Company’s current provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, interpretation of current tax laws and possible outcomes of future tax audits. The Company has established reserves to address potential exposures related to tax positions that could be challenged by tax authorities. Although the Company believes its estimates, assumptions and judgments to be reasonable, any changes in tax law or its interpretation of tax laws and the resolutions of potential tax audits could significantly impact the amounts provided for income taxes in the Company’s consolidated financial statements.
During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. The discrete method of calculating the estimated effective tax rate, on the other hand, involves the use of actual year-to-date information. For interim periods where the discrete method of calculating the estimated effective tax rate is determined to be a more reliable method than the estimated annual effective tax rate method, the Company will use the more reliable method to estimate its interim period income tax accrual.
The calculation of the Company’s deferred tax asset balance involves the use of estimates, assumptions and judgments while taking into account estimates of the amounts and type of future taxable income. Actual future operating results and the underlying amount and type of income could differ materially from the Company’s estimates, assumptions and judgments thereby impacting the Company’s financial position and results of operations.
The Company follows the guidance relating to accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company includes interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statements of operations. The Company has not incurred any interest or penalties related to unrecognized tax benefits in any of the periods presented.
Comprehensive Income
The Company is required to display comprehensive income and its components as part of the Company’s consolidated financial statements. Comprehensive income consists of net income, unrealized gains on available-for-sale investments and the effects of foreign currency translation.
Deferred Offering Costs
Deferred offering costs, which primarily consisted of direct incremental legal and accounting fees were capitalized prior to the closing of the IPO. Upon closing of the IPO, the deferred offering costs were offset against IPO proceeds.
Net Income (Loss) Per Share of Common Stock
The Company, for the periods prior to the closing of the IPO, calculated its basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, the Company determined whether it had net income (loss) attributable to common stockholders, which included the results of operations less current period preferred stock non-cumulative dividends. If it was determined that the Company did have net income (loss) attributable to common stockholders during a period, the related undistributed earnings were then allocated between common stock and the preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income (loss) per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings were re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders.
The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock and common stock warrants are considered common stock equivalents.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this accounting standard.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date to defer the effective date by one year for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this accounting standard
3. Initial Public Offering (IPO)
The Company closed its IPO on September 23, 2015, in which it sold 4.6 million shares of common stock at an offering price of $30.00 per share and raised $124.8 million in net proceeds after deducting underwriting discounts and commissions of $9.7 million and other offering expenses of $3.6 million.
Upon the closing of the IPO, all outstanding shares of convertible preferred stock were automatically converted into 19,510,410 shares of common stock on a one-for-one basis.
4. Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The Company classifies its cash equivalents and marketable investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs.
The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

assumptions of the independent pricing services. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.
The Company did not own any Level 3 financial assets or liabilities as of September 30, 2015 or December 31, 2014.
During the three and nine months ended September 30, 2015 and 2014, the Company did not record impairment charges related to its marketable investments.
The Company did not have any financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015.
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 by level within the fair value hierarchy (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$155	$—	$—	$155
Marketable investments:
U.S. Agency securities	—	6,006	—	6,006
U.S. Treasury	4,009	—	—	4,009
Corporate bonds	—	29,619	—	29,619
Mutual funds	8,619	—	—	8,619
Total	$12,783	$35,625	$—	$48,408
The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014.
During the three and nine months ended September 30, 2015 and 2014, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of September 30, 2015 or December 31, 2014.
5. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

	Balance At Beginning Of Period	Charged To Costs And Expenses	Deductions	Balance At End Of Period
Allowance for Doubtful Accounts
For the year ended December 31, 2014	$471	$150	$(19)	$602
For the nine months ended September 30, 2015	602	(108)	—	494

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid expenses	$5,772	$3,130
Income tax receivable	318	1,654
Other current assets	177	331
Prepaid expenses and other current assets	$6,267	$5,115

Marketable Investments
The Company did not have any marketable investments as of September 30, 2015.
The Company’s marketable investments as of December 31, 2014 were as follows (in thousands):

Marketable Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,012	$3	$(9)	$6,006
U.S. Treasury	4,011	—	(2)	$4,009
Corporate bonds	29,834	4	(219)	$29,619
Mutual funds	8,768	—	(149)	$8,619
Total	$48,625	$7	$(379)	$48,253
During the nine months ended September 30, 2015, the Company sold all of its marketable investments and recorded a realized loss of $0.5 million. For the nine months ended September 30, 2014, gains or losses realized on the sale of investments were insignificant. As of December 31, 2014, there were no securities that had been in a loss position for more than twelve months.
The contractual maturities of the Company’s marketable investments as of December 31, 2014 were as follows (in thousands):

December 31, 2014
Fair Value
Due in one year	$16,442
Due in one to five years	31,811
Total	$48,253

Inventories
The components of inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$9,477	$5,105
Work in process	1,244	543
Finished goods	39,603	27,803
Inventories	$50,324	$33,451

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Machinery and equipment	$8,166	$5,089
Furniture and fixtures	2,004	519
Leasehold improvements	1,434	379
Software	744	599
Computers	565	153
Construction in progress	341	1,931
Total property and equipment	13,254	8,670
Less: Accumulated depreciation and amortization	(4,608)	(3,489)
Property and equipment, net	$8,646	$5,181
Depreciation and amortization expense was $0.5 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and was $1.2 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.
Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	September 30, 2015	December 31, 2014
Payroll and employee-related expenses	$12,850	$8,221
Sales return reserve	2,839	2,164
Preclinical and clinical trial cost	1,405	2,319
Deferred revenue	784	1,591
Product warranty	618	314
Sales tax payable	412	306
Income tax payable	54	332
Other accrued liabilities	5,291	3,228
Total accrued liabilities	$24,253	$18,475
The estimated product warranty accrual was as follows (in thousands):

	September 30, 2015	December 31, 2014
Balance at the beginning of the period	$314	$323
Accruals of warranties issued	545	149
Settlements of warranty claims	(241)	(158)
Balance at the end of the period	$618	$314
6. Credit Facility
In May 2012, the Company entered into a revolving credit facility of $15.0 million with Wells Fargo Bank, National Association. The credit facility was collateralized by the Company’s investment balances. The interest on the credit facility was based on the daily one-month London Inter-Bank Offered Rate, plus 1.75% and was payable monthly. Any outstanding balance on the credit facility was due in full on June 1, 2015. The credit facility contained customary covenants for credit facilities of this type, including limitations on disposition of assets and changes in control. In May 2014, in conjunction with its Series F preferred stock financing, the Company paid the then outstanding balance on the credit facility and terminated the credit facility.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Related Party Transactions
Notes Receivable from Stockholders
In March 2005, options to purchase 250,000 shares of common stock, subject to repurchase by the Company, were exercised in exchange for a full recourse promissory note totaling $21,250. The note bears interest at 2.92% per year, compounded annually.
In July 2011, options to purchase 5,000 shares of common stock were exercised in exchange for a full recourse promissory note totaling $4,600. The note is noninterest bearing and is due in full on December 31, 2016.
As of September 30, 2015 and December 31, 2014, outstanding promissory notes were $25,850 and $0.1 million, respectively.
8. Commitments and Contingencies
Lease Commitments
The Company leases its offices and other equipment under non-cancelable operating leases that expire at various dates in 2029. Rent expense for the three months ended September 30, 2015 and 2014 was $0.9 million and $0.4 million, respectively, and was $2.3 million and $1.3 million, for the nine months ended September 30, 2015 and 2014, respectively.
 Future minimum lease payments under the non-cancelable operating leases as of September 30, 2015 are as follows (in thousands):

Lease Payments
Three Months Ending December 31, 2015	$766
Year Ending December 31:
2016	3,149
2017	3,145
2018	3,141
2019	3,223
2020	3,299
Thereafter	32,486
Total future minimum lease payments	$49,209
Purchase Commitments
The Company had non-cancellable purchase obligations to suppliers for the nine months ended September 30, 2015 of $11.7 million.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor, on a quarterly basis. As of September 30, 2015 and December 31, 2014, the license agreement requires minimum annual royalty payments of $0.1 million and $0.1 million in equal quarterly installments, respectively. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of 15 years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale occurred in June 2007.
 In April 2012, the Company entered into an agreement that requires the Company to pay a 5% royalty on sales of products covered under applicable patents, on a quarterly basis. The first commercial sale occurred in April 2014. Unless terminated earlier, the royalty term for each applicable product shall continue for fifteen years following the first commercial sale of such patented product, or when the applicable patent covering such product has expired, whichever is sooner.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In April 2015, the Company entered into a royalty agreement that requires the Company to pay a 2% royalty on sales of certain products covered by the agreement, on a quarterly basis. The Company began the first commercial sale of the covered products in July 2015. Unless terminated earlier, the royalty term for each covered product shall continue for twenty years following the first commercial sale of the covered products.
Royalty expense included in cost of sales for the three months ended September 30, 2015 and 2014 was $0.6 million and $0.3 million, respectively, and was $1.4 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at September 30, 2015 or December 31, 2014.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications has been recorded to date.
Litigation
The Company was made aware of potential product liability claimants who allegedly suffered injuries as a result of aneurysm procedures performed in the United States and the United Kingdom in which the Penumbra Coil 400 was used. The Company has not been served with formal complaints; however, the attorney for the purported U.S. claimant has indicated that a civil suit will be brought against the Company shortly. While specific damages have not been asserted, counsel for the purported claimant indicated that he expects that a jury could award $35 million in damages were this matter to go to trial. This amount is substantially in excess of the Company’s insurance coverage. The attorney for the potential claimant in the United Kingdom has not specified any damage amount. As no litigation has been instituted in either of these cases, and therefore neither the Company nor the potential claimants have engaged in discovery, the Company is unable to assess the merits of the claims. The Company expects to vigorously defend any litigation that might be brought, as the Company believes there would be substantial questions regarding causation, liability and damages.
From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Convertible Preferred Stock
The convertible preferred stock at December 31, 2014 consisted of the following (in thousands, except shares):

Series	Shares Authorized	Shares Issued and Outstanding	Proceeds, Net of Issuance Costs	Aggregate Liquidation Amount
Series A Preferred Stock	1,000,000	1,000,000	$299	$554
Series B Preferred Stock	4,287,486	4,005,338	6,536	11,725
Series C Preferred Stock	4,388,715	4,168,218	13,266	22,238
Series D Preferred Stock	3,944,733	3,881,459	19,647	30,976
Series E Preferred Stock	1,973,684	1,909,940	14,507	21,609
Series F Preferred Stock	5,303,031	4,545,455	57,212	62,259
Undesignated	4,102,351	—	—	—
Total preferred stock	25,000,000	19,510,410	$111,467	$149,361
Upon the closing of the IPO on September 23, 2015, all outstanding shares of convertible preferred stock were automatically converted into 19,510,410 shares of common stock on a one-for-one basis and the related balance was reclassified from temporary equity to common stock and additional paid-in capital.
10. Common Stock
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.
11. Warrants
In connection with the sale of Series B preferred stock in 2004, the Company issued warrants to purchase 211,138 shares of common stock at a purchase price of $0.01 per share. The warrants were exercisable upon grant and had a term of 10 years from the date of grant, which expired on December 31, 2014. The value of the warrants was calculated using Black-Scholes option pricing model and was deemed to be immaterial. No warrants were outstanding as of September 30, 2015 or December 31, 2014.
12. Stock Option Plans
2005 Stock Plan
The Company adopted its 2005 Stock Plan (the 2005 Plan) in January 2005. The 2005 Plan was subsequently amended and restated in 2006, 2007, 2008 and 2010. As of September 30, 2015 and December 31, 2014, the Company had granted options to purchase 5,431,017 and 5,431,017 shares of common stock, respectively, under the 2005 Plan, of which options to purchase 1,767,324 and 2,707,176 shares of common stock were outstanding, and options to purchase 15,662 and 33,081 shares of common stock had been early exercised and were unvested and subject to repurchase, as of September 30, 2015 and December 31, 2014, respectively. Under the 2005 Plan, the board of directors could grant incentive stock options (ISO), nonqualified stock options (NSO), or stock awards to eligible persons, including employees, nonemployees, directors, consultants and other independent advisors who provide services to the Company. Stock purchase rights could also be granted under the Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs and stock purchase rights could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of fair market value. Options are exercisable immediately upon the optionee entering into a restricted stock purchase agreement with respect to any unvested options. Options generally vest annually at a rate of 1/4 after the first year and 1/48 per month thereafter. The term of the options is no longer than five years for ISOs, for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than 10 years for all other options.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2011 Equity Incentive Plan
The Company adopted its 2011 Equity Incentive Plan (the 2011 Plan) in October 2011. As of September 30, 2015 and December 31, 2014, the Company had granted options to purchase 145,000 and 145,000 shares of common stock, respectively, under the 2011 Plan, of which options to purchase 145,000 and 145,000 shares of common stock were outstanding at September 30, 2015 and December 31, 2014, respectively. The Company had also granted 505,000 and 505,000 shares of restricted stock under the 2011 Plan, of which 249,125 and 367,126 shares were unvested and subject to forfeiture and 4,667 and 1,667 shares had been forfeited as of September 30, 2015 and December 31, 2014, respectively. Under the 2011 Plan, the board of directors could grant ISOs, NSOs, restricted stock, or restricted stock units (RSU) to eligible persons, including employees, directors and consultants who provide services to the Company. Stock Appreciation Rights (SAR) could also be granted under the 2011 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs, SARs, restricted stock and RSUs could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of fair market value. Stock options granted under the 2011 Plan generally have a contractual life of ten years, and generally vest over a period of four years.
Amended and Restated 2014 Equity Incentive Plan
The Company adopted its 2014 Equity Incentive Plan in May, 2014. This plan was amended and restated as of the business day immediately prior to the date of the Prospectus (as amended and restated, the 2014 Plan). The 2014 Plan replaced the 2011 Plan and the 2005 Plan. No further equity awards may be granted under the 2011 Plan or the 2005 Plan. As of September 30, 2015 and December 31, 2014, the Company had granted options to purchase 1,857,900 and 48,500 shares of common stock under the 2014 Plan, 1,853,770 and 48,500 of which were outstanding and 4,130 and 1,000 options had been forfeited as of September 30, 2015 and December 31, 2014, respectively. The Company had also granted 673,361 and 0 shares of restricted stock under the 2014 Plan, as of September 30, 2015 and December 31, 2014, respectively, of which 510,146 and 0 shares were unvested and subject to forfeiture as of such dates.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan ESPP became effective on September 17, 2015. Under the ESPP, 600,000 shares of common stock are initially reserved for issuance, with the number of shares reserved for issuance automatically increasing each year pursuant to an “evergreen” provision set forth in the ESPP. All employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Each offering to the Company’s employees to purchase stock under the ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods, except that the first offering period under the ESPP began on September 17, 2015 and will end on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the plan administrator may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period, under the ESPP in any calendar year.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Early Exercises
Stock options granted under the 2005 Plan, 2011 Plan and 2014 Plan allow the board of directors to grant awards to provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 15,662 and 33,081 as of September 30, 2015 and December 31, 2014, respectively, were subject to a repurchase right held by the Company at the original issue price in the event the optionees’ employment was terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses according to the vesting schedule designated on the associated option grant. The repurchase terms are considered to be a forfeiture provision. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued or outstanding for accounting purposes until those shares vest, though they are legally issued and outstanding. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability on the consolidated balance sheets. As of September 30, 2015 and December 31, 2014, cash received related to unvested shares totaled $0.1 million and $0.1 million, respectively. Amounts recorded are transferred into common stock and additional paid-in-capital as the shares vest.
The following table summarizes the activity of stock options during the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2014	2,900,676	$2.66
Options granted	1,809,400	21.47
Options exercised	(938,456)	0.95
Options cancelled	(5,526)	11.14
Balance, September 30, 2015	3,766,094	12.11

The weighted average grant date fair value of the employee stock options granted during the nine months ended September 30, 2015 was $9.69 per share.
The following table summarizes the activity of unvested restricted stock during the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	367,126	$7.26
Granted	673,361	14.60
Vested	(278,216)	11.77
Cancelled/Forfeited	(3,000)	7.75
Unvested and expected to vest at September 30, 2015	759,271	12.12
As of September 30, 2015, total unrecognized compensation cost was $25.6 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.2 years.
The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$141	$65	$271	$189
Research and development	100	23	282	70
Sales, general and administrative	1,269	284	4,573	815
	$1,510	$372	$5,126	$1,074

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Common and Preferred Stock Repurchase
The Company’s board of directors approved the repurchase of 70,612 shares of common stock, 45,000 stock options and 45,611 of preferred stock from shareholders in May 2014 for $13.20 per share for a total purchase price of $2.0 million. For the repurchased shares of common stock and stock options, the Company charged the difference between the purchase and market prices of $0.5 million to expense. For the repurchased preferred shares, the excess between the purchase and the issuance price of $0.5 million was treated as a deemed dividend. In addition, the Company closed a tender offer in July 2014 to repurchase shares of preferred stock from existing shareholders at a purchase price of $13.20 per share. The Company repurchased 584,052 shares of preferred stock for a total purchase price of $7.7 million. The excess between the purchase and the issuance price of $5.8 million was treated as a deemed dividend. The repurchased shares of common and preferred stock were retired and remained as authorized but unissued.
14. Employee Benefit Plans
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (the IRC) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by IRC. Under the plan, the Company in the third quarter of 2015, began 401(k) matching of eligible compensation, subject to a maximum dollar threshold. Contribution expense was not material for the three and nine months ended September 30, 2015.
15. Income Taxes
The Company’s income tax expense (benefit), deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense (benefit).
The Company’s effective tax rate decreased to 56.8% for the three months ended September 30, 2015, compared to 56.9% for the three months ended September 30, 2014. The Company’s effective tax rate increased to 65.9% for the nine months ended September 30, 2015, compared to 32.8% for the nine months ended September 30, 2014. The Company historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Although management believes the use of the annual effective tax rate method to be appropriate for prior interim reporting periods, for the fiscal three- and nine-month periods ended September 30, 2015, the Company used a discrete effective tax rate method to calculate taxes. The Company determined that since small changes in estimated “ordinary” income for fiscal 2015 would result in significant changes in the estimated annual effective tax rate, the discrete effective tax method would provide a more reliable estimate for the fiscal three- and nine-month periods ended September 30, 2015. It is possible that management may determine the use of the discrete effective tax rate method to be more appropriate than the annual effective tax rate method in future interim periods as well.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16. Net Income (Loss) per Share of Common Stock attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) per share:
Numerator
Net income	$901	$172	$732	$1,829
Less: Deemed dividend paid to preferred stockholders upon repurchase	—	(6,344)	—	(6,344)
Less: Undistributed income attributable to preferred stockholders	(625)	—	(557)	—
Add: Undistributed loss attributable to preferred stockholders	—	4,980	—	3,582
Net income (loss) attributable to common stockholders—basic and diluted	$276	$(1,192)	$175	$(933)
Denominator
Weighted average shares used to compute net income (loss) attributable to common stockholders —Basic	7,853,730	4,688,045	5,962,031	4,577,725
Potential dilutive options, as calculated using treasury stock method	1,979,194	—	2,362,685	—
Potential dilutive restricted stock, as calculated using treasury stock method	356,324	—	169,935	—
Weighted average shares used to compute net income (loss) attributable to common stockholders —Diluted	10,189,248	4,688,045	8,494,651	4,577,725
Net income (loss) per share attributable to common stockholders —Basic	$0.04	$(0.25)	$0.03	$(0.20)
—Diluted	$0.03	$(0.25)	$0.02	$(0.20)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented, because the effect of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	1,321,250	2,976,992	1,321,250	2,976,992
Restricted stock	6,500	368,793	6,500	368,793
Common stock warrants	—	75,972	—	75,972
Total	1,327,750	3,421,757	1,327,750	3,421,757

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

17. Geographic Areas and Product Sales
The Company’s revenue by geographic area, based on the destination to which the Company ships its products, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$35,394	$22,305	$89,364	$59,281
Japan	5,420	3,467	14,030	10,796
Other International	9,602	6,692	28,285	20,030
Total	$50,416	$32,464	$131,679	$90,107
The following table sets forth revenue by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Neuro	$36,309	$26,988	$102,363	$77,056
Peripheral Vascular	14,107	5,476	29,316	13,051
Total	$50,416	$32,464	$131,679	$90,107
The Company does not have significant long-lived assets outside the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our prospectus (the “Prospectus”) dated September 17, 2015 as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, (the “Securities Act”), relating to our Registration Statement on Form S-1 (File No. 333-206412).
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and the Prospectus. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Penumbra is a global interventional therapies company that designs, develops, manufactures and markets innovative medical devices. We have a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets, neuro and peripheral vascular. The conditions that our products address include, among others, ischemic stroke, hemorrhagic stroke and various peripheral vascular conditions that can be treated through thrombectomy and embolization procedures.
We are an established company focused on the neuro market, and we recently expanded our business to include the peripheral vascular market. We sell our products to hospitals, primarily through our salesforce, as well as through distributors in select international markets. We focus on developing, manufacturing and marketing products for use by specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists and vascular surgeons. We design our products to provide these specialist physicians with a means to drive improved clinical outcomes through faster and safer procedures.
Since our founding in 2004, we have invested heavily in our product development capabilities in our two key markets: neuro and peripheral vascular. We launched our first neurovascular product in 2007, our first peripheral vascular product in 2013 and our first neurosurgical product in 2014. To date, we have launched 14 product brands, and we expect to continue to develop and build our portfolio of products based on our thrombectomy, embolization and access technologies. Generally, when we introduce a next generation product or a new product designed to replace a current product, sales of the earlier generation product or the product replaced decline. Our research and development activities are centered around the development of new products and clinical activities designed to support our regulatory submissions and demonstrate the effectiveness of our products.
We manufacture substantially all of our products at our campus in Alameda, California, and stock inventory of raw materials, components and finished goods at that location. We rely on a single or limited number of suppliers for certain raw materials and components, and we generally have no long-term supply arrangements with our suppliers, as we order on a purchase order basis. We ship all of our products from Alameda to our hospital customers and distributors worldwide pursuant to purchase orders. We typically recognize revenue when products are delivered to our hospital customers or distributors, other than our coils, which we ship to our hospital customers on a consignment basis, and for which we recognize revenue when the hospital customers utilize products in a procedure.
Hospitals purchase our products for use in procedures performed by their specialist physicians, generally seeking reimbursement from third party payors for procedures performed. We believe that the cost-effectiveness of our products is attractive to our hospital customers.
In the nine months ended September 30, 2015 and 2014, 32.1% and 34.2% of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen. As a result, we have foreign exchange exposure, but do not currently engage in hedging. In the nine months ended September 30, 2015, no single hospital and only one distributor accounted for more than 10% of our sales.

As of September 30, 2015, we had approximately 1,100 employees worldwide. We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the nine months ended September 30, 2015, we generated revenue of $131.7 million, which represents a 46.1% increase over same period in 2014, and $2.4 million in operating income as compared to an operating income of $2.7 million in the nine months ended September 30, 2014.
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

•	The rate at which we grow our salesforce and the speed at which newly hired salespeople become fully effective can impact our revenue growth or our costs incurred in anticipation of such growth.

•
Our industry is intensely competitive and, in particular, we compete with a number of large, well-capitalized companies. We must continue to successfully compete in light of our competitors’ existing and future products and their resources to successfully market to the specialist physicians who use our products.

•
We must continue to successfully introduce new products that gain acceptance with specialist physicians and successfully transition from existing products to new products, ensuring adequate supply while avoiding excess inventory of older products and resulting inventory write-downs or write-offs. In addition, as we introduce new products, we generally build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our financial condition.

•
Publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by specialist physicians and the procedures and treatments those physicians choose to administer for a given condition.

•
The specialist physicians who use our products may not perform procedures during certain times of the year, such as those periods when they are at major medical conferences or are away from their practices for other reasons, the timing of which occurs irregularly during the year and from year to year.

In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue and gross profit as a result of a number of factors, including, but not limited to: the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs and write-downs; costs, benefits and timing of new product introductions; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
Components of Results of Operations
Revenue. We sell our products directly to hospitals and through distributors for use in procedures performed by specialist physicians to treat patients in two key markets: neuro and peripheral vascular disease. We sell our products through purchase orders, and we do not have long term purchase commitments from our customers. We typically recognize revenue when products are delivered to our hospital customers or distributors. However, with respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. Revenue also includes shipping and handling costs that we charge to customers.
Cost of Revenue. Cost of revenue consists primarily of the cost of raw materials and components, personnel costs, including stock-based compensation, inbound freight charges, receiving costs, inspection and testing costs, warehousing costs, royalty expense, shipping and handling costs and other labor and overhead costs incurred in the manufacturing of products. We manufacture substantially all of our products in our manufacturing facility at our campus in Alameda, California.
Operating Expenses
Research and Development. Research and development expenses include product development, clinical and regulatory expenses, materials, depreciation and other costs associated with the development of our products. Research and development expenses also include salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants. We expense research and development costs as they are incurred.
We expect to incur additional research and development costs as we continue to innovate and develop new products and engage in ongoing clinical research. These costs will generally increase in absolute terms as we continue to expand our product pipeline and add personnel.

Sales, General and Administrative. Sales, general and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants engaged in sales, marketing, finance, legal, compliance, administrative, information technology, medical education and training and human resource activities. Our sales, general and administrative expenses also include commissions, generally based on a percentage of sales, to direct sales representatives and the medical device excise tax, which is approximately 2.3% of U.S. sales.
We expect our sales, general and administrative expenses to continue to increase in absolute terms as we expand our salesforce and operations. Additionally, we expect to incur increased expenses related to headcount, professional service fees, systems and other infrastructure related to operating as a public company.
Income Tax Expense. We are taxed at the rates applicable within each jurisdiction where we sell products. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the potential valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.
Results of Operations
The following table sets forth the components of our consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in thousands, except for percentages)
Revenue	$50,416	100.0%	$32,464	100.0%	$131,679	100.0%	$90,107	100.0%
Cost of revenue	16,919	33.6%	11,667	35.9%	44,079	33.5%	31,156	34.6%
Gross profit	33,497	66.4%	20,797	64.1%	87,600	66.5%	58,951	65.4%
Operating expenses:
Research and development	4,560	9.0%	3,897	12.0%	12,543	9.5%	11,435	12.7%
Sales, general and administrative	26,755	53.1%	16,589	51.1%	72,698	55.2%	44,829	49.8%
Total operating expenses	31,315	62.1%	20,486	63.1%	85,241	64.7%	56,264	62.4%
Income from operations	2,182	4.3%	311	1.0%	2,359	1.8%	2,687	3.0%
Interest income (expense), net	17	0.0%	144	0.4%	402	0.3%	183	0.2%
Other income (expense), net	(115)	(0.2)%	(56)	(0.2)%	(613)	(0.5)%	(148)	(0.2)%
Income before provision for income taxes	2,084	4.1%	399	1.2%	2,148	1.6%	2,722	3.0%
Provision for income taxes	1,183	2.3%	227	0.7%	1,416	1.1%	893	1.0%
Net income	$901	1.8%	$172	0.5%	$732	0.6%	$1,829	2.0%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenue

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
Neuro	$36,309	$26,988	$9,321	34.5%
Peripheral Vascular	14,107	5,476	8,631	157.6%
Total	$50,416	$32,464	$17,952	55.3%
Revenue increased $18.0 million, or 55.3%, to $50.4 million in the three months ended September 30, 2015, from $32.5 million in the three months ended September 30, 2014. Our revenue growth resulted from increased sales due to expansion of our salesforce headcount by 41.7%, further market penetration of our existing products and sales of new products or products with new indications. Increased sales of Penumbra System products accounted for more than half of the revenue increase in the three months ended September 30, 2015. Additionally, approximately one third of the increase in revenue for the three months ended September 30, 2015 was from increased sales of our Indigo System, primarily due to a new venous indication and the introduction of our larger sizes within our Indigo System, resulting in increase in new procedure volumes.
Revenue from sales in the United States increased $13.1 million, or 58.7%, to $35.4 million in the three months ended September 30, 2015, from $22.3 million in the three months ended September 30, 2014. Revenue from sales in international markets increased $4.9 million, or 47.9%, to $15.0 million in the three months ended September 30, 2015, from $10.2 million in the three months ended September 30, 2014. Revenue from international sales represented 29.8% and 31.3% of our total revenue for the three months ended September 30, 2015 and 2014, respectively.
Revenue from our neuro products increased $9.3 million, or 34.5%, to $36.3 million in the three months ended September 30, 2015, from $27.0 million in the three months ended September 30, 2014. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market following the presentation and publication of MR. CLEAN trial results in the fourth quarter of 2014, and the presentation and publication of additional trial results in the first quarter of 2015, each of which support endovascular treatment of stroke. We believe that these published trial results led to increases in the number of procedures performed by specialist physicians using our products in the three months ended September 30, 2015. Increased sales of Penumbra System products accounted for most of the revenue increase in the three months ended September 30, 2015. Further, while our introduction of Benchmark in the fourth quarter of 2014 was designed as a potential replacement for our Neuron access products, sales of our Neuron access products have increased slightly since Benchmark was introduced. The increase in revenue from our neuro products was partially offset by a 23%, or $2.0 million, period over period decrease in sales of our neuro embolization products. This decrease was due to: (i) reduced demand for our Penumbra Coil 400 product, which demand can fluctuate from period to period due to the number of procedures performed in a given period using our products, as well as (ii) a shift in our focus towards the anticipated launch of our SMART Coil in the fourth quarter of 2015. Prices for our neuro products remained substantially flat during the period.
Revenue from our peripheral vascular products increased $8.6 million, or 157.6%, to $14.1 million in the three months ended September 30, 2015, from $5.5 million in the three months ended September 30, 2014. Our peripheral embolization and peripheral thrombectomy products experienced strong volume growth in the period, primarily due to the focused efforts of our dedicated peripheral vascular salesforce, which was established in the second half of 2014, and further market penetration of our products. Increased sales of Indigo System products accounted approximately for three quarters of the revenue increase in the three months ended September 30, 2015. Prices for our peripheral vascular products remained substantially flat during the period.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
Cost of revenue	$16,919	$11,667	$5,252	45.0%
Gross profit	$33,497	$20,797	$12,700	61.1%
Gross margin %	66.4%	64.1%

Gross profit increased $12.7 million, or 61.1%, to $33.5 million in the three months ended September 30, 2015, from $20.8 million in the three months ended September 30, 2014. The increase in gross profit was primarily due to an increase in revenue from sales of our neuro and peripheral vascular products.
Gross margin increased 2.3 percentage points to 66.4% in the three months ended September 30, 2015, from 64.1% in the three months ended September 30, 2014. The increase in gross margin was primarily due to geographic and product mix.
Research and Development (R&D)

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
R&D	$4,560	$3,897	$663	17.0%
R&D as a percentage of revenue	9.0%	12.0%
R&D expenses increased by $0.7 million, or 17.0%, to $4.6 million in the three months ended September 30, 2015, from $3.9 million in the three months ended September 30, 2014. The $0.7 million increase in R&D expenses was primarily due to a $0.5 million increase in compensation expense resulting from increased headcount to support continued investment in our products and a $0.1 million increase in travel related expenses, partially offset by $0.2 million reduced R&D spend due to the stage and timing of development activities on our projects.
Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
SG&A	$26,755	$16,589	$10,166	61.3%
SG&A as a percentage of revenue	53.1%	51.1%
SG&A expenses increased by $10.2 million, or 61.3%, to $26.8 million in the three months ended September 30, 2015, from $16.6 million in the three months ended September 30, 2014. Our sales and administrative headcount in the three months ended September 30, 2015 increased by 57.4%, which led to a $7.1 million increase in compensation expense. Additionally, SG&A expenses were impacted by a $0.8 million increase in legal, professional and consulting expenses due to our operating as a publicly traded company, a $0.7 million increase due to expanded marketing programs and a $0.6 million increase in travel-related expenses of our salesforce to support our sales activities.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
Provision for income taxes	1,183	227	$956	nm
Effective tax rate	56.8%	56.9%
Our provision for income taxes increased $1.0 million, to $1.2 million in the three months ended September 30, 2015, from $0.2 million in the three months ended September 30, 2014. Our effective tax rate decreased to 56.8% for the three months ended September 30, 2015, compared to 56.9% for the three months ended September 30, 2014. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Although management believes the use of the annual effective tax rate method to be appropriate for prior interim reporting periods, for the three month period ended September 30, 2015, we used a discrete effective tax rate method to calculate taxes. We determined that since small changes in estimated “ordinary” income for fiscal 2015 would result in significant changes in the estimated annual effective tax rate, the discrete effective tax method would provide a more reliable estimate for the three month period ended September 30, 2015. It is possible that management may determine the use of the discrete effective tax rate method to be more appropriate than the annual effective tax rate method in future interim periods as well.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
Neuro	$102,363	$77,056	$25,307	32.8%
Peripheral Vascular	29,316	13,051	16,265	124.6%
Total	$131,679	$90,107	$41,572	46.1%
Revenue increased $41.6 million, or 46.1%, to $131.7 million in the nine months ended September 30, 2015, from $90.1 million in the nine months ended September 30, 2014. Our revenue growth resulted from increased sales due to expansion of our salesforce headcount by 41.7%, further market penetration of our existing products and sales of new products or products with new indications. Increased sales of Penumbra System products accounted for more than half of the revenue increase in the nine months ended September 30, 2015. Additionally, approximately one quarter of the increase in revenue for the nine months ended September 30, 2015 was from increased sales of our Indigo System, primarily due to a new venous indication and the introduction of our larger sizes within our Indigo System, resulting in increase in new procedure volumes.
Revenue from sales in the United States increased $30.1 million, or 50.7%, to $89.4 million in the nine months ended September 30, 2015, from $59.3 million in the nine months ended September 30, 2014. Revenue from sales in international markets increased $11.5 million, or 37.3%, to $42.3 million in the nine months ended September 30, 2015, from $30.8 million in the nine months ended September 30, 2014. Revenue from international sales represented 32.1% and 34.2% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively.
Revenue from our neuro products increased $25.3 million, or 32.8%, to $102.4 million in the nine months ended September 30, 2015, from $77.1 million in the nine months ended September 30, 2014. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market following the presentation and publication of MR. CLEAN trial results in the fourth quarter of 2014, and the presentation and publication of additional trial results in the first quarter of 2015, each of which support endovascular treatment of stroke. We believe that these published trial results led to increases in the number of procedures performed by specialist physicians using our products in the nine months ended September 30, 2015. Increased sales of Penumbra System products accounted for most of the revenue increase in the nine months ended September 30, 2015. Further, while our introduction of Benchmark in the fourth quarter of 2014 was designed as a potential replacement for our Neuron access products, sales of our Neuron access products have increased slightly since Benchmark was introduced. The increase in revenue from our neuro products was partially offset by a 16%, or $3.7 million, period over period decrease in sales of our neuro embolization products. This decrease was due to: (i) reduced demand for our Penumbra Coil 400 product, which demand can fluctuate from period to period due to the number of procedures performed in a given period using our products, as well as (ii) a shift in our focus towards the anticipated launch of our SMART Coil in the fourth quarter of 2015. Prices for our neuro products remained substantially flat during the period.
Revenue from our peripheral vascular products increased $16.3 million, or 124.6%, to $29.3 million in the nine months ended September 30, 2015, from $13.1 million in the nine months ended September 30, 2014. Our peripheral embolization and peripheral thrombectomy products experienced strong volume growth in the period, primarily due to the focused efforts of our dedicated peripheral vascular salesforce, which was established in the second half of 2014, and further market penetration of our products. Increased sales of Indigo System products accounted approximately one half of the revenue increase in the nine months ended September 30, 2015. Prices for our peripheral vascular products remained substantially flat during the period.
Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
Cost of revenue	$44,079	$31,156	$12,923	41.5%
Gross profit	$87,600	$58,951	$28,649	48.6%
Gross margin %	66.5%	65.4%
Gross profit increased $28.6 million, or 48.6%, to $87.6 million in the nine months ended September 30, 2015, from $59.0 million in the nine months ended September 30, 2014. The increase in gross profit was primarily due to an increase in revenue from sales of our neuro and peripheral vascular products.

Gross margin increased 1.1 percentage points to 66.5% in the nine months ended September 30, 2015, from 65.4% in the nine months ended September 30, 2014. The increase in gross margin was primarily due to geographic and product mix.
Research and Development (R&D) Expenses

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
R&D	$12,543	$11,435	$1,108	9.7%
R&D as a percentage of revenue	9.5%	12.7%
R&D expenses increased by $1.1 million, or 9.7%, to $12.5 million in the nine months ended September 30, 2015, from $11.4 million in the nine months ended September 30, 2014. The $1.1 million increase in R&D expenses was primarily due to a $1.5 million increase in compensation expense resulting from increased headcount to support continued investment in our products, a $0.2 million increase in travel related expenses and a $0.2 million increase in expenses related to demo products, partially offset by $1.1 million reduced R&D spend due to the stage and timing of development activities on our projects.
Sales, General and Administrative (SG&A) Expenses

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
SG&A	$72,698	$44,829	$27,869	62.2%
SG&A as a percentage of revenue	55.2%	49.8%
SG&A expenses increased by $27.9 million, or 62.2%, to $72.7 million in the nine months ended September 30, 2015, from $44.8 million in the nine months ended September 30, 2014. Our sales and administrative headcount in the nine months ended September 30, 2015 increased by 57.4%, which led to a $18.5 million increase in compensation expense. Additionally, SG&A expenses were impacted by a $3.2 million increase due to expanded marketing programs, a $2.6 million increase in legal, professional and consulting expenses due to our operating as a publicly traded company and a $1.5 million increase in travel-related expenses of our salesforce to support our sales activities.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
Provision for income taxes	$1,416	$893	$523	nm
Effective tax rate	65.9%	32.8%
Our provision for income taxes increased $0.5 million, to $1.4 million in the nine months ended September 30, 2015, from $0.9 million in the three months ended September 30, 2014. Our effective tax rate increased to 65.9% for the nine months ended September 30, 2015, compared to 32.8% for the nine months ended September 30, 2014. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Although management believes the use of the annual effective tax rate method to be appropriate for prior interim reporting periods, for the nine month period ended September 30, 2015, we used a discrete effective tax rate method to calculate taxes. We determined that since small changes in estimated “ordinary” income for fiscal 2015 would result in significant changes in the estimated annual effective tax rate, the discrete effective tax method would provide a more reliable estimate for the nine month period ended September 30, 2015. It is possible that management may determine the use of the discrete effective tax rate method to be more appropriate than the annual effective tax rate method in future interim periods as well.
Liquidity and Capital Resources
As of September 30, 2015, we had $220.8 million in working capital, which included $159.1 million in cash. Prior to our IPO, we financed our operations primarily through private placements of convertible preferred stock. As discussed above, we closed our IPO on September 23, 2015 and raised $124.8 million in net proceeds.

In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, including our research and development, and capital expenditures. To facilitate our expansion, we may also lease or purchase additional facilities. We expect to continue to make investments as we launch new products, expand our manufacturing operations and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require additional funds, we may seek to raise capital through equity or debt financing, which may not be available on acceptable terms, could result in dilution to our stockholders and could require us to agree to covenants that limit our operating flexibility.

	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$159,098	$3,290
Marketable investments	—	48,253
Accounts receivable, net	26,055	18,912
Accounts payable	4,024	2,348
Accrued liabilities	24,253	18,475
Working capital(1)	220,800	94,478
____________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash and cash equivalents at beginning of period	$3,290	$4,131
Net cash used in operating activities	(12,631)	(993)
Net cash provided by (used in) investing activities	43,584	(37,832)
Net cash provided by financing activities	125,194	42,802
Cash and cash equivalents at end of period	159,098	8,188
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, inventory write downs, stock-based compensation expense, provision for doubtful accounts, provision for sales returns, loss on minority investment, loss on disposal of property and equipment, provision for product warranty), and the effect of changes in working capital and other activities.
Net cash used in operating activities was $12.6 million during the nine months ended September 30, 2015 and consisted of net income of $0.7 million and non-cash items of $7.3 million offset by net changes in operating assets and liabilities of $20.7 million. The change in operating assets and liabilities include the increase in inventories of $18.0 million to support our revenue growth, an increase in accounts receivable of $7.4 million, an increase in prepaid expenses and other current and non-current assets of $1.7 million, partially offset by an increase in accrued expenses and other non-current liabilities of $4.9 million and accounts payable of $1.5 million, as a result of the growth in our business activities.
Net cash used in operating activities was $1.0 million during the nine months ended September 30, 2014, and consisted of net income of $1.8 million and non-cash items of $3.5 million, partially offset by net changes in operating assets and liabilities of $6.3 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities relates primarily to divestures or purchases of marketable investments and capital expenditures.

Net cash provided by investing activities was $43.6 million during the nine months ended September 30, 2015 and consisted of net proceeds from sales of marketable investments of $48.1 million partially offset by capital expenditures of $4.5 million.
Net cash used in investing activities was $37.8 million during the nine months ended September 30, 2014 and consisted of the net purchase of marketable investments of $36.0 million and capital expenditures of $1.8 million.
Net Cash Provided by Financing Activities
Net cash from financing activities primarily relates to capital raising activities through equity or debt financing.
Financing activities in the nine months ended September 30, 2015 provided cash of $125.2 million and consisted of net proceeds from our IPO of $125.9 million, net of issuance costs, excess tax benefit from stock-based compensation of $1.3 million and proceeds from exercises of stock options of $0.5 million, partially offset by payment of employee taxes related to vested common and restricted stock of $2.5 million.
Financing activities in the nine months ended September 30, 2014 provided $42.8 million and consisted of proceeds from the issuance of Series F Preferred Stock of $57.2 million, net of issuance costs and proceeds from exercises of stock options of $0.9 million. These proceeds were offset in part by repurchases of preferred stock, common stock and stock options of $9.3 million and the repayment of amounts outstanding under our credit facility of $6.0 million upon its termination in May 2014.
Indebtedness
In May 2012, we entered into a $15.0 million revolving credit facility with Wells Fargo Bank, National Association. The credit facility was collateralized by our investment balances. The interest on the credit facility was based on the daily one-month London Inter-Bank Offered Rate, plus 1.75% and was payable monthly. The outstanding balance on the credit facility was due in full on June 1, 2015. The credit facility contained customary covenants for credit facilities of this type, including limitations on disposition of assets and changes in control. In May 2014, in conjunction with our Series F Preferred Stock financing, we paid the then outstanding balance on the credit facility and terminated the credit facility.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2015, as compared to those disclosed in the Prospectus. The following table summarizes our contractual obligations as of December 31, 2014 included in the Prospectus:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
	(in thousands)
Rent obligations(1)	$35,711	$2,010	$4,140	$4,405	$25,156
Equipment lease obligations(2)	333	138	192	3	—
Purchase commitments(3)	9,862	6,169	3,693	—	—
Total	$45,906	$8,317	$8,025	$4,408	$25,156
____________________

(1)
We lease our corporate headquarters and a manufacturing facility at our campus in Alameda, California, pursuant to lease agreements that expire in November 2029. Additionally, we lease offices in Germany, Australia and Brazil. In June 2015, a lease for additional space at our campus in Alameda, California commenced upon our landlord’s substantial completion of tenant improvements. This lease expires in November 2029 and, as of September 30, 2015, represented a contractual obligation of $13.7 million.

(2)	We lease equipment and automobiles under operating leases. These leases expire at various dates through 2018.

(3)	Purchase commitments consist of contracts with suppliers to purchase raw materials to be used to manufacture products.
The amounts in the table above exclude $0.6 million of income tax liabilities included in current liabilities as we are unable to reasonably estimate the timing of settlement. In addition, the table above does not reflect royalty obligations under a license agreement as amounts due thereunder fluctuate depending on sales levels. See Note 8 to our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

Critical Accounting Policies and Estimates
We have prepared our financial statements in accordance with U.S. GAAP. Our preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.
Recently Issued Accounting Standards
For information with respect to recently issued accounting standards and the impact of these standards on our condensed consolidated financial statements, see Note 2 - “Summary of Significant Accounting Policies-Recently Issued Accounting Standards” in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents and/or our marketable investments.
Interest Rate Risk. We had cash and cash equivalents of $159.1 million as of September 30, 2015, which consisted of funds held in general checking and savings accounts. As of September 30, 2015, we did not have any investments subject to fluctuations in interest rates. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents.
Foreign Exchange Risk Management. We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. We bill most sales outside of the United States in local currencies, primarily the euro and Japanese yen. We expect that the percentage of our sales denominated in foreign currencies may increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We do not believe an immediate 10% adverse change in foreign exchange rates would have a material effect on our results of operations. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this review, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We were made aware of potential product liability claimants who allegedly suffered injuries as a result of aneurysm procedures performed in the United States and the United Kingdom in which the Penumbra Coil 400 was used. We have not been served with formal complaints; however, the attorney for the purported U.S. claimant has indicated that a civil suit will be brought against us shortly. While specific damages have not been asserted, counsel for the purported claimant indicated that he expects that a jury could award $35 million in damages were this matter to go to trial. This amount is substantially in excess of our insurance coverage. The attorney for the potential claimant in the United Kingdom has not specified any damage amount. As no litigation has been instituted in either of these cases, and therefore neither us nor the potential claimants have engaged in discovery, we are unable to assess the merits of the claims. We expect to vigorously defend any litigation that might be brought, as we believe there would be substantial questions regarding causation, liability and damages.
Additionally, from time to time, we are subject to claims and assessments in the ordinary course of business. We are not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in our Prospectus dated September 17, 2015 as filed by us with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-206412).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Sales of Unregistered Securities
Between July 1, 2015 and September 18, 2015 (the date of the filing of our registration statement on Form S-8, No. 333-207007):

•
We granted to our directors, officers, employees and consultants options to purchase an aggregate of 1,321,250 shares of common stock under our equity compensation plans, at exercise prices ranging from $22.04 to $30.00 per share.

•
We issued and sold to our directors, officers, employees and consultants an aggregate of 6,500 shares of common stock upon the exercise of options under our equity compensation plans at exercise prices ranging from $1.26 to $3.98 per share, for an aggregate amount of $16,613.

•
We granted to our directors, officers and employees an aggregate of 5,000 shares of restricted stock under our equity compensation plans at a fair market value of $22.04 per share, for an aggregate amount of $110,200.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
(b) Use of Proceeds from Public Offering of Common Stock
The Registration Statement on Form S-1 (File No. 333-206412) and the Registration Statement on Form S-1 (File No. 333-207000) filed pursuant to Rule 462(b) relating thereto, each relating to the initial public offering (“IPO”) of shares of our common stock, became effective on September 17, 2015. The Registration Statements registered the offer and sale of 4,600,000 shares of our common stock (including 600,000 shares of our common stock subject to the underwriters’ option to purchase additional shares). On September, 23, 2015, we completed the sale of all 4,600,000 of the shares of our common stock registered thereunder at an initial public offering price of $30.00 per share for an aggregate offering price of $138,000,000. The underwriters of the offering were J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Canaccord Genuity Inc. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.
We received net proceeds of $124.8 million from our IPO, after deducting underwriting discounts and commissions of $9.7 million and net offering expenses incurred by us of $3.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
We maintain the funds received from our IPO in a savings account, pending their use. We intend to use the net proceeds from our IPO for product development, including research and development and clinical trials, expansion of our salesforce and for working capital and general corporate purposes. From time to time, we may consider the acquisition of complementary technologies or businesses, though we have no agreements or understandings with respect to any such acquisitions at this time. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus dated September 17, 2015 filed with the SEC pursuant to Rule 424(b)(4).

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
3.2	Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
10.1*+	Amended and restated 2014 Equity Incentive Plan - Stock Option Agreement of Penumbra, Inc.
10.2*+	Amended and restated 2014 Equity Incentive Plan - Restricted Stock Agreement of Penumbra, Inc.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: November 12, 2015
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer and Duly Authorized Officer)