Form 10-Q
period 2016-03-31
Penumbra Inc
filed 2016-05-09
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From_____ to _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 15, 2016, the registrant had 30,701,971 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$17,606	$19,547
Marketable investments	126,813	129,257
Accounts receivable, net of doubtful accounts of $600 and $589 at March 31, 2016 and December 31, 2015, respectively	31,156	29,444
Inventories	66,564	56,761
Prepaid expenses and other current assets	11,512	9,352
Total current assets	253,651	244,361
Property and equipment, net	9,717	8,951
Deferred taxes	11,318	10,143
Other non-current assets	435	393
Total assets	$275,121	$263,848
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,022	$2,567
Accrued liabilities	29,957	25,581
Total current liabilities	33,979	28,148
Other non-current liabilities	3,094	3,178
Total liabilities	37,073	31,326
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock	30	30
Additional paid-in capital	255,499	252,087
Notes receivable from stockholders	—	(5)
Accumulated other comprehensive loss	(786)	(2,115)
Accumulated deficit	(16,695)	(17,475)
Total stockholders’ equity	238,048	232,522
Total liabilities and stockholders’ equity	$275,121	$263,848
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$57,919	$38,952
Cost of revenue	18,014	12,224
Gross profit	39,905	26,728
Operating expenses:
Research and development	5,001	3,191
Sales, general and administrative	33,069	19,547
Total operating expenses	38,070	22,738
Income from operations	1,835	3,990
Interest income (expense), net	510	208
Other income (expense), net	(224)	44
Income before provision for income taxes	2,121	4,242
Provision for income taxes	1,341	1,740
Net income	780	2,502
Foreign currency translation adjustments, net of tax	1,048	(916)
Unrealized gains on available-for-sale securities, net of tax	281	27
Comprehensive income	$2,109	$1,613
Net income attributable to common stockholders (Note 9)	$780	$503
Net income per share attributable to common stockholders —Basic	$0.03	$0.10
—Diluted	$0.02	$0.07
Weighted average shares used to compute net income per share attributable to common stockholders —Basic	29,990,006	4,903,535
—Diluted	32,486,516	7,193,452
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$780	$2,502
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	538	338
Amortization of premium on marketable investments	189	—
Stock-based compensation	3,015	355
Excess tax benefit from stock-based compensation	(1,510)	—
Provision for doubtful accounts	11	(151)
Inventory write downs	317	—
Write off of note receivable	—	85
Provision for sales returns	262	44
Loss on disposal of property and equipment	11	—
Provision (release) for product warranty	(215)	61
Deferred taxes	1,329	(82)
Changes in operating assets and liabilities:
Accounts receivable	(1,343)	(2,933)
Inventories	(9,083)	(7,057)
Prepaid expenses and other current and non-current assets	(3,248)	923
Accounts payable	1,350	1,644
Accrued expenses and other non-current liabilities	4,013	1,609
Net cash used in operating activities	(3,584)	(2,662)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable investments	(9,531)	(2,411)
Proceeds from sales of marketable investments	500	11,249
Proceeds from maturities of marketable investments	11,750	—
Purchases of property and equipment	(1,115)	(1,298)
Net cash provided by investing activities	1,604	7,540
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	129	326
Excess tax benefit from stock-based compensation	1,510	—
Payment of employee taxes related to vested restricted stock	(1,642)	—
Net cash provided by (used in) financing activities	(3)	326
Effect of foreign exchange rate changes on cash and cash equivalents	42	(362)
Net Increase (Decrease) In Cash And Cash Equivalents	(1,941)	4,842
CASH AND CASH EQUIVALENTS—Beginning of period	19,547	3,290
CASH AND CASH EQUIVALENTS—End of period	$17,606	$8,132
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable and accrued liabilities	$334	$685
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of income for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The December 31, 2015 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
 The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015, and the cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s critical accounting policies during the three months ended March 31, 2016, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, provisions for doubtful accounts, sales return reserve, warranty reserves, valuation of inventories, useful lives of property and equipment, income taxes, and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date issued by the FASB in August 2015, will be effective for the Company in the first quarter of 2018. The Company is currently evaluating the impact of adopting these standards.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this standard.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new standard is effective for annual periods and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and must be applied using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard.
In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The accounting standard is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting this standard.
3. Fair Value of Financial Instruments
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security relative to its peers and internal assumptions of the independent pricing services. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.
The Company did not own any Level 3 financial assets or liabilities as of March 31, 2016 or December 31, 2015.
During the three months ended March 31, 2016 and 2015, the Company did not record impairment charges related to its marketable investments, and the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy.
The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2016 or December 31, 2015.
The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$4,314	$—	$—	$4,314
Marketable investments:
Commercial paper	—	16,218	—	16,218
U.S. Treasury	15,494	—	—	15,494
U.S. agency securities	—	19,520	—	19,520
U.S. states and municipalities	—	2,057	—	2,057
Corporate bonds	—	66,639	—	66,639
Non-U.S. government debt securities	—	6,885	—	6,885
Total	$19,808	$111,319	$—	$131,127

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
4. Balance Sheet Components
Cash and Cash Equivalents
The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods presented and held cash in foreign banks of approximately $2.3 million and $1.9 million at March 31, 2016 and December 31, 2015, respectively, that were not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.
Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

Allowance for Doubtful Accounts	March 31, 2016	December 31, 2015
Balance at the beginning of the period	$589	$602
Charged to costs and expenses	11	(13)
Deductions	—	—
Balance at the end of the period	$600	$589
One customer (a distributor) accounted for 11% of the Company’s revenue for each of the three months ended March 31, 2016 and 2015. No customer accounted for greater than 10% of the Company’s accounts receivable balance as of March 31, 2016 or December 31, 2015.
Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid expenses	$9,462	$7,442
Income tax receivable	667	606
Other current assets	1,383	1,304
Prepaid expenses and other current assets	$11,512	$9,352

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

 Marketable Investments
The Company’s marketable investments as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$16,211	$7	$—	$16,218
U.S. Treasury	15,469	25	—	15,494
U.S. agency securities	19,494	26	—	19,520
U.S. states and municipalities	2,054	3	—	2,057
Corporate bonds	66,513	140	(14)	66,639
Non-U.S. government debt securities	6,886	3	(4)	6,885
Total	$126,627	$204	$(18)	$126,813

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,328	$5	$(1)	$22,332
U.S. Treasury	15,459	4	(27)	15,436
U.S. agency securities	21,497	1	(34)	21,464
U.S. states and municipalities	2,086	—	(2)	2,084
Corporate bonds	61,188	3	(189)	61,002
Non-U.S. government debt securities	6,954	1	(16)	6,939
Total	$129,512	$14	$(269)	$129,257
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Fair Value	Gross Unrealized Losses
Corporate bonds	14,033	(14)
Non-U.S. government debt securities	4,596	(4)
Total	$18,629	$(18)

	December 31, 2015
	Fair Value	Gross Unrealized Losses
Commercial paper	$4,746	$(1)
US Treasury	12,453	(27)
US agency securities	13,475	(34)
US states and municipalities	2,084	(2)
Corporate bonds	59,163	(189)
Non-U.S. government debt securities	5,881	(16)
Total	$97,802	$(269)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2016 and December 31, 2015, there were no securities that had been in a loss position for more than twelve months.
The contractual maturities of the Company’s marketable investments as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
	Fair Value
Due in one year	$109,420	$62,983
Due in one to five years	17,393	66,274
Total	$126,813	$129,257

Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or market. Inventory quantities are reviewed in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.
The components of inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$10,160	$9,176
Work in process	2,493	2,746
Finished goods	53,911	44,839
Inventories	$66,564	$56,761
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Machinery and equipment	$8,779	$8,559
Furniture and fixtures	2,273	2,091
Leasehold improvements	1,713	1,564
Software	927	666
Computers	640	565
Construction in progress	981	577
Total property and equipment	15,313	14,022
Less: Accumulated depreciation and amortization	(5,596)	(5,071)
Property and equipment, net	$9,717	$8,951
Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	March 31, 2016	December 31, 2015
Payroll and employee-related expenses	$17,593	$13,653
Sales return reserve	3,508	3,247
Preclinical and clinical trial cost	1,528	1,330
Deferred revenue	528	526
Product warranty	498	713
Sales tax payable	356	531
Income tax payable	361	308
Other accrued liabilities	5,585	5,273
Total accrued liabilities	$29,957	$25,581
The estimated product warranty accrual was as follows (in thousands):

	March 31, 2016	December 31, 2015
Balance at the beginning of the period	$713	$314
Provision (release) for product warranty	(101)	752
Settlements of product warranty claims	(114)	(353)
Balance at the end of the period	$498	$713
5. Commitments and Contingencies
Lease Commitments
The Company leases its offices and other equipment under non-cancelable operating leases that expire at various dates from 2029 to 2031. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2016 and 2015 was $1.1 million and $0.6 million, respectively.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both March 31, 2016 and December 31, 2015, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty will be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement will continue until the expiration of the last to expire patent that covers that licensed product or 2022, whichever is longer.
 In April 2012, the Company entered into an agreement that requires the Company to pay a 5% royalty on sales of products covered under applicable patents, on a quarterly basis. Unless terminated earlier, the royalty term for each applicable product will continue until the expirations of the applicable patent covering such product or 2029.
In April 2015, the Company entered into a royalty agreement that requires the Company to pay a 2% royalty on sales of certain products covered by the agreement, on a quarterly basis. Unless terminated earlier, the royalty term for each covered product shall continue until 2035.
Royalty expense included in cost of sales for the three months ended March 31, 2016 and 2015 was $0.7 million and $0.4 million, respectively.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Litigation
The Company was contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of aneurysm procedures in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against the Company and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act and seeks both compensatory and punitive damages without a specific damages claim. Counsel for the claimant previously indicated that he expects that a jury could award $35 million in damages were this matter to go to trial. This amount is substantially in excess of the Company’s insurance coverage. The hospital defendant has requested indemnification from the Company. As the litigation has been filed recently and the Company has a pending preliminary motion to dismiss certain claims in the complaint, the Company is unable to assess the merits of the plaintiff’s case. The Company intends to vigorously defend the litigation, as the Company believes there will be substantial questions regarding causation, liability and damages.
From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
6. Stock-Based Compensation
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan (the “2005 Plan”), Penumbra, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Penumbra, Inc. 2014 Equity Incentive Plan (as amended and restated, the “2014 Plan”) is set forth below:

	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2015	3,755,345	$12.13
Options exercised	(45,490)	2.36
Options canceled	(1,762)	19.22
Balance at March 31, 2016	3,708,093	12.24

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity of unvested restricted stock and restricted stock units during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	849,571	$15.12
Granted	103,600	44.33
Vested	(106,400)	11.25
Unvested and expected to vest at March 31, 2016	846,771	19.18
As of March 31, 2016, total unrecognized compensation cost was $29.2 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.0 years.
The total stock-based compensation cost capitalized in inventory was $0.4 million and $0.3 million as of March 31, 2016 and December 31, 2015, respectively.
The following table sets forth the stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales	$9	$59
Research and development	258	22
Sales, general and administrative	2,748	274
	$3,015	$355
7. Accumulated Other Comprehensive Income
Other comprehensive income consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments, and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income. Unrealized gains and losses on the Company’s marketable investments are reclassified from accumulated other comprehensive income into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive income.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income into earnings affect the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(163)	$(1,952)	$(2,115)	$(220)	$(644)	$(864)
Other comprehensive income before reclassifications:
Unrealized gains—marketable investments	441	—	441	17	—	17
Foreign currency translation gains (losses)	—	1,043	1,043	—	(1,028)	(1,028)
Income tax effect—benefit (expense)	(160)	5	(155)	(8)	112	104
Net of tax	281	1,048	1,329	9	(916)	(907)
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized losses—marketable investments	—	—	—	30	—	30
Income tax effect—benefit	—	—	—	(12)	—	(12)
Net of tax	—	—	—	18	—	18
Net current-year other comprehensive income (loss)	281	1,048	1,329	27	(916)	(889)
Balance at end of the period	$118	$(904)	$(786)	$(193)	$(1,560)	$(1,753)

8. Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
The Company’s effective tax rate increased to 63.2% for the three months ended March 31, 2016, compared to 41.0% for the three months ended March 31, 2015. The effective tax rate is based on a projection of the Company’s full year results. The higher effective tax rate for the three months ended March 31, 2016 was primarily due to the impact of certain nondeductible stock-based compensation charges.
9. Net Income per Share of Common Stock attributable to Common Stockholders
The Company calculated its basic and diluted net income per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities for the three months ended March 31, 2015. Under the two-class method, the Company determined whether it had net income attributable to common stockholders, which included the results of operations less current period preferred stock non-cumulative dividends. If it was determined that the Company did have net income attributable to common stockholders during a period, the related undistributed earnings were then allocated between common stock and the preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings were re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders.
The Company’s basic net income per share attributable to common stockholders is calculated by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock and common stock warrants are considered common stock equivalents.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income per share:
Numerator
Net income	$780	$2,502
Less: Undistributed income attributable to preferred stockholders	—	(1,999)
Net income attributable to common stockholders—basic and diluted	$780	$503
Denominator
Weighted average shares used to compute net income attributable to common stockholders —Basic	29,990,006	4,903,535
Potential dilutive options, as calculated using treasury stock method	2,136,087	2,198,734
Potential dilutive restricted stock and restricted stock units, as calculated using treasury stock method	360,423	91,183
Weighted average shares used to compute net income attributable to common stockholders —Diluted	32,486,516	7,193,452
Net income per share attributable to common stockholders —Basic	$0.03	$0.10
—Diluted	$0.02	$0.07

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because the effect of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	—	438,800
Restricted stock and restricted stock units	12,500	50,000
Total	12,500	488,800

10. Geographic Areas and Product Sales
The Company’s revenue by geographic area, based on the destination to which the Company ships its products, was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$39,412	$26,351
Japan	6,161	4,458
Other International	12,346	8,143
Total	$57,919	$38,952
The following table sets forth revenue by product category (in thousands):

	Three Months Ended March 31,
	2016	2015
Neuro	$41,284	$31,654
Peripheral Vascular	16,635	7,298
Total	$57,919	$38,952
The Company does not have significant long-lived assets outside the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2016.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Penumbra, Inc. (“we,” “our,” “us,” “Penumbra,” and the “Company”) is a global interventional therapies company that designs, develops, manufactures and markets innovative medical devices. We have a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets, neuro and peripheral vascular. The conditions that our products address include, among others, ischemic stroke, hemorrhagic stroke and various peripheral vascular conditions that can be treated through thrombectomy and embolization procedures.
We are an established company focused on the neuro market, and we expanded our business to include the peripheral vascular market. We sell our products to hospitals, primarily through our salesforce, as well as through distributors in select international markets. We focus on developing, manufacturing and marketing products for use by specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists and vascular surgeons. We design our products to provide these specialist physicians with a means to drive improved clinical outcomes through faster and safer procedures.
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
We manufacture substantially all of our products at our campus in Alameda, California, and stock inventory of raw materials, components and finished goods at that location. We rely on a single or limited number of suppliers for certain raw materials and components, and we generally have no long-term supply arrangements with our suppliers, as we order on a purchase order basis. We ship all of our products from Alameda to our hospital customers and distributors worldwide pursuant to purchase orders, and we are preparing to begin distributing products from a facility in the Eastern United States. We typically recognize revenue when products are delivered to our hospital customers or distributors, other than our coils, which we ship to our hospital customers on a consignment basis, and for which we recognize revenue when the hospital customers utilize products in a procedure.
Hospitals purchase our products for use in procedures performed by their specialist physicians, generally seeking reimbursement from third party payors for procedures performed. We believe that the cost-effectiveness of our products is attractive to our hospital customers.
In the three months ended March 31, 2016 and 2015, 32.0% and 32.4% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the Euro and Japanese Yen. As a result, we have foreign exchange exposure, but do not currently engage in hedging. In the three months ended March 31, 2016, no single hospital and only one distributor accounted for more than 10% of our sales.

We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the three months ended March 31, 2016, we generated revenue of $57.9 million as compared to $39.0 million for the three months ended March 31, 2015, which represents a 48.7% increase, and $1.8 million in operating income as compared to operating income of $4.0 million for the three months ended March 31, 2015.
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
Operating Expenses
Research and Development (R&D). R&D expenses primarily consist of product development, clinical and regulatory expenses, materials, depreciation and other costs associated with the development of our products. R&D expenses also include salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants. We expense R&D cost as they are incurred.
We expect to incur additional costs as we continue to innovate and develop new products and engage in ongoing clinical research. These costs will generally increase in absolute terms as we continue to expand our product pipeline and add personnel.

Sales, General and Administrative (SG&A). SG&A expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants engaged in sales, marketing, finance, legal, compliance, administrative, information technology, medical education and training and human resource activities. Our SG&A expenses also include commissions, generally based on a percentage of sales, to direct sales representatives and the medical device excise tax, which is approximately 2.3% of U.S. sales in 2015. The medical device excise tax has been suspended for a two-year period commencing January 1, 2016; however, it could be reinstated.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2016		2015
	(in thousands, except for percentages)
Revenue	$57,919	100.0%	$38,952	100.0%
Cost of revenue	18,014	31.1%	12,224	31.4%
Gross profit	39,905	68.9%	26,728	68.6%
Operating expenses:
Research and development	5,001	8.6%	3,191	8.2%
Sales, general and administrative	33,069	57.1%	19,547	50.2%
Total operating expenses	38,070	65.7%	22,738	58.4%
Income from operations	1,835	3.2%	3,990	10.2%
Interest income (expense), net	510	0.9%	208	0.5%
Other income (expense), net	(224)	(0.4)%	44	0.1%
Income before provision for income taxes	2,121	3.7%	4,242	10.9%
Provision for income taxes	1,341	2.3%	1,740	4.5%
Net income	$780	1.3%	$2,502	6.4%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Neuro	$41,284	$31,654	$9,630	30.4%
Peripheral Vascular	16,635	7,298	9,337	127.9%
Total	$57,919	$38,952	$18,967	48.7%
Revenue increased $19.0 million, or 48.7%, to $57.9 million in the three months ended March 31, 2016, from $39.0 million in the three months ended March 31, 2015. Our revenue growth resulted from increased sales due to expansion of our salesforce headcount by 49%, further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses each accounted for approximately half of the revenue increase in the three months ended March 31, 2016.
Revenue from sales in the U. S. increased $13.1 million, or 49.6%, to $39.4 million in the three months ended March 31, 2016, from $26.4 million in the three months ended March 31, 2015. Revenue from sales in international markets increased $5.9 million, or 46.9%, to $18.5 million in the three months ended March 31, 2016, from $12.6 million in the three months ended March 31, 2015. Revenue from international sales represented 32.0% and 32.4% of our total revenue for the three months ended March 31, 2016 and 2015, respectively.
Revenue from our neuro products increased $9.6 million, or 30.4%, to $41.3 million in the three months ended March 31, 2016, from $31.7 million in the three months ended March 31, 2015. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market following the presentation and publication of MR. CLEAN trial results in the fourth quarter of 2014, and the presentation and publication of additional trial results in the first quarter of 2015, each of which support endovascular treatment of stroke. We believe that these published trial results have led to increases in the number of procedures performed by specialist physicians using our products. Increased sales of Penumbra System products accounted for slightly less than two thirds of the neuro revenue increase in the three months ended March 31, 2016. Further, increased sales of our neuro embolization products accounted for approximately 20% of the neuro revenue increase period over period. This increase was due to greater demand for our neuro coil products, which demand can fluctuate from period to period due to the number of procedures performed in a given period using our products. Prices for our neuro products remained substantially flat during the period.
Revenue from our peripheral vascular products increased $9.3 million, or 127.9%, to $16.6 million in the three months ended March 31, 2016, from $7.3 million in the three months ended March 31, 2015. Our peripheral embolization and peripheral thrombectomy products experienced strong volume growth in the period, primarily due to the focused efforts of our dedicated peripheral vascular salesforce, which was established in the second half of 2014, and further market penetration of our products. Increased sales of Indigo System products accounted approximately for two thirds of the peripheral vascular revenue increase in the three months ended March 31, 2016. Prices for our peripheral vascular products remained substantially flat during the period.
Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Cost of revenue	$18,014	$12,224	$5,790	47.4%
Gross profit	$39,905	$26,728	$13,177	49.3%
Gross margin %	68.9%	68.6%
Gross profit increased $13.2 million, or 49.3%, to $39.9 million in the three months ended March 31, 2016, from $26.7 million in the three months ended March 31, 2015. The increase in gross profit was primarily due to an increase in revenue from sales of our neuro and peripheral vascular products.
Gross margin increased slightly to 68.9% in the three months ended March 31, 2016, from 68.6% in the three months ended March 31, 2015.
Research and Development (R&D)

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
R&D	$5,001	$3,191	$1,810	56.7%
R&D as a percentage of revenue	8.6%	8.2%
R&D expenses increased by $1.8 million, or 56.7%, to $5.0 million in the three months ended March 31, 2016, from $3.2 million in the three months ended March 31, 2015. The $1.8 million increase in R&D expenses was primarily due to a $1.1 million increase in compensation expense resulting from increased headcount to support continued investment in our products, a $0.1 million increase in R&D IT infrastructure and support related expenses, a $0.1 million increase in travel related expenses and a $0.1 million increased R&D spend due to the stage and timing of development activities on our projects.

Sales, General and Administrative (SG&A)

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
SG&A	$33,069	$19,547	$13,522	69.2%
SG&A as a percentage of revenue	57.1%	50.2%
SG&A expenses increased by $13.5 million, or 69.2%, to $33.1 million in the three months ended March 31, 2016, from $19.5 million in the three months ended March 31, 2015. Our sales and administrative headcount in the three months ended March 31, 2016 increased by 51%, which led to a $8.6 million increase in compensation expense. Additionally, SG&A expenses were impacted by a $1.5 million increase in legal, professional, accounting and consulting expenses due to our operating as a publicly traded company, a $1.5 million increase due to expanded marketing programs and a $0.8 million increase in travel-related expenses of our salesforce to support our sales activities.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Provision for income taxes	$1,341	$1,740	$(399)	(22.9)%
Effective tax rate	63.2%	41.0%
Our provision for income taxes decreased $0.4 million, to $1.3 million in the three months ended March 31, 2016, from $1.7 million in the three months ended March 31, 2015. Our effective tax rate increased to 63.2% for the three months ended March 31, 2016, compared to 41.0% for the three months ended March 31, 2015. The effective tax rate is based on a projection of our full year results. The higher effective tax rate for the three months ended March 31, 2016 was primarily due to the tax impact of certain nondeductible stock-based compensation charges.
Liquidity and Capital Resources
As of March 31, 2016, we had $219.7 million in working capital, which included $17.6 million in cash and $126.8 million in marketable investments.
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. We believe these sources will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, including our research and development, and capital expenditures. To facilitate our growth, we may also lease or purchase additional facilities. We expect to continue to make investments as we launch new products, expand our manufacturing operations and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on acceptable terms, could result in dilution to our stockholders and could require us to agree to covenants that limit our operating flexibility.

	March 31, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$17,606	$19,547
Marketable investments	126,813	129,257
Accounts receivable, net	31,156	29,444
Accounts payable	4,022	2,567
Accrued liabilities	29,957	25,581
Working capital(1)	219,672	216,213
____________________

(1)	Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of period	$19,547	$3,290
Net cash used in operating activities	(3,584)	(2,662)
Net cash provided by investing activities	1,604	7,540
Net cash provided by (used in) financing activities	(3)	326
Cash and cash equivalents at end of period	17,606	8,132
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, inventory write downs, stock-based compensation expense, amortization of premium on marketable investments, provision for doubtful accounts, provision for sales returns, loss on disposal of property and equipment, provision for product warranty), and the effect of changes in working capital and other activities.
Net cash used in operating activities was $3.6 million during the three months ended March 31, 2016 and consisted of net income of $0.8 million and non-cash items of $3.9 million offset by net changes in operating assets and liabilities of $8.3 million. The change in operating assets and liabilities include the increase in inventories of $9.1 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $3.2 million and an increase in accounts receivable of $1.3 million, partially offset by an increase in accrued expenses and other non-current liabilities of $4.0 million and accounts payable of $1.4 million, as a result of the growth in our business activities.
Net cash used in operating activities was $2.7 million during the three months ended March 31, 2015, and consisted of net income of $2.5 million and non-cash items of $0.7 million, offset by net changes in operating assets and liabilities of $5.8 million. The significant items in the change in operating assets and liabilities include the increase in inventories of $7.1 million to support our revenue growth, an increase in accounts receivable of $2.9 million, offset by an increase in accounts payable, and accrued expenses and other non-current liabilities of $1.6 million and $1.6 million, respectively, as a result of the growth in our business activities.
Net Cash Provided by Investing Activities
Net cash provided by investing activities relates primarily to proceeds from sales or maturities of marketable investments, offset by capital expenditures.
Net cash provided by investing activities was $1.6 million during the three months ended March 31, 2016 and consisted of net proceeds from sales and maturities of marketable investments of $2.7 million, offset by capital expenditures of $1.1 million.
Net cash provided by investing activities was $7.5 million during the three months ended March 31, 2015 and consisted of the net proceeds from sales of marketable of marketable investments of $8.8 million, offset by capital expenditures of $1.3 million.
Net Cash Provided by (Used in) Financing Activities
Net cash from financing activities primarily relates to stock option exercises and vesting of restricted stock.
Financing activities in the three months ended March 31, 2016 used net cash of $3,000 due to payment of employee taxes related to vested restricted stock of $1.6 million, offset by excess tax benefit from stock-based compensation of $1.5 million and proceeds from exercises of stock options of $0.1 million.
Financing activities during the three months ended March 31, 2015 consisted of proceeds from exercises of stock options.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2016 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Issued Accounting Standards
For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, see Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk. We had cash and cash equivalents of $17.6 million as of March 31, 2016, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $126.8 million, which consisted primarily of corporate bonds, U.S. agency securities, commercial paper and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this review, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We were contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of aneurysm procedures in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against the Company and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act and seeks both compensatory and punitive damages without a specific damages claim. Counsel for the claimant previously indicated that he expects that a jury could award $35 million in damages were this matter to go to trial. This amount is substantially in excess of our insurance coverage. The hospital defendant has requested indemnification from the Company. As the litigation has been filed recently and the Company has a pending preliminary motion to dismiss certain claims in the complaint, we are unable to assess the merits of the plaintiff’s case. We intend to vigorously defend the litigation, as we believe there will be substantial questions regarding causation, liability and damages.
From time to time, we are subject to claims and assessments in the ordinary course of business. We are not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
Our Registration Statement on Form S-1 (File No. 333-206412) and our Registration Statement on Form S-1 (File No. 333-207000) filed pursuant to Rule 462(b) relating thereto, each relating to the initial public offering of shares of our common stock, became effective on September 17, 2015. There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus dated September 17, 2015 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. Pending the planned use of proceeds, we have invested the funds received from our initial public offering in marketable investments.
(c) Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 9, 2016
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)