Form 10-Q
period 2016-06-30
Penumbra Inc
filed 2016-08-09
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to _____
Commission File Number: 001-37557

Penumbra, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0605598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penumbra Place Alameda, CA	94502
(Address of principal executive offices)	(Zip code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 15, 2016, the registrant had 31,054,604 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$13,914	$19,547
Marketable investments	125,949	129,257
Accounts receivable, net of doubtful accounts of $661 and $589 at June 30, 2016 and December 31, 2015, respectively	34,577	29,444
Inventories	68,406	56,761
Prepaid expenses and other current assets	17,406	9,352
Total current assets	260,252	244,361
Property and equipment, net	11,864	8,951
Deferred taxes	11,422	10,143
Other non-current assets	441	393
Total assets	$283,979	$263,848
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,070	$2,567
Accrued liabilities	28,119	25,581
Total current liabilities	32,189	28,148
Other non-current liabilities	4,199	3,178
Total liabilities	36,388	31,326
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock	30	30
Additional paid-in capital	266,650	252,087
Notes receivable from stockholder	—	(5)
Accumulated other comprehensive loss	(2,579)	(2,115)
Accumulated deficit	(16,510)	(17,475)
Total stockholders’ equity	247,591	232,522
Total liabilities and stockholders’ equity	$283,979	$263,848
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$65,106	$42,311	$123,025	$81,263
Cost of revenue	23,636	14,936	41,650	27,160
Gross profit	41,470	27,375	81,375	54,103
Operating expenses:
Research and development	6,264	4,792	11,265	7,983
Sales, general and administrative	35,876	26,396	68,945	45,943
Total operating expenses	42,140	31,188	80,210	53,926
(Loss) Income from operations	(670)	(3,813)	1,165	177
Interest income, net	559	177	1,069	385
Other expense, net	(272)	(542)	(496)	(498)
(Loss) Income before provision for income taxes	(383)	(4,178)	1,738	64
(Benefit from) Provision for income taxes	(568)	(1,507)	773	233
Net income (loss)	185	(2,671)	965	(169)
Foreign currency translation adjustments, net of tax	(1,881)	327	(833)	(589)
Unrealized gains on available-for-sale securities, net of tax	88	193	369	220
Comprehensive (loss) income	$(1,608)	$(2,151)	$501	$(538)
Net income (loss) attributable to common stockholders (Note 9)	$185	$(553)	$965	$(34)
Net income (loss) per share attributable to common stockholders —Basic	$0.01	$(0.11)	$0.03	$(0.01)
—Diluted	$0.01	$(0.11)	$0.03	$(0.01)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders —Basic	30,210,322	5,096,151	30,100,162	5,000,375
—Diluted	32,693,684	5,096,151	32,542,253	5,000,375
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$965	$(169)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,146	745
Amortization of premium on marketable investments	445	—
Stock-based compensation	6,537	3,616
Excess tax benefit from stock-based compensation	(4,373)	—
Provision for (release of) doubtful accounts	72	(101)
Inventory write downs	824	304
Write off of note receivable	—	85
(Release of) provision for sales returns	(208)	223
Loss on disposal of property and equipment	59	12
Realized (gain) loss on marketable investments	(2)	541
Provision for product warranty	23	176
Deferred taxes	(207)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,058)	(4,940)
Inventories	(12,035)	(11,321)
Prepaid expenses and other current and non-current assets	(5,508)	(2,759)
Accounts payable	1,330	548
Accrued expenses and other non-current liabilities	3,435	4,709
Net cash used in operating activities	(12,555)	(8,331)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable investments	(27,467)	(4,069)
Proceeds from sales of marketable investments	28,962	52,160
Proceeds from maturities of marketable investments	2,504	—
Purchases of property and equipment	(3,695)	(3,073)
Net cash provided by investing activities	304	45,018
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred issuance costs	—	(964)
Proceeds from exercises of stock options	1,493	515
Proceeds from issuance of stock under employee stock purchase plan	3,783	—
Excess tax benefit from stock-based compensation	4,373	—
Payment of employee taxes related to vested restricted stock	(1,846)	(2,525)
Net cash provided by (used in) financing activities	7,803	(2,974)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,185)	(239)
Net (Decrease) Increase In Cash And Cash Equivalents	(5,633)	33,474
CASH AND CASH EQUIVALENTS—Beginning of period	19,547	3,290
CASH AND CASH EQUIVALENTS—End of period	$13,914	$36,764
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable and accrued liabilities	$560	$483
Deferred issuance costs not yet paid	$—	$620
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
 The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers—Narrow-Scope improvements and Practical Expedients, which further clarifies the implementation on narrow scope improvements and practical expedients. These standards will be effective for the Company in the first quarter of 2018 pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, issued by the FASB in August 2015. The Company is currently evaluating the impact of adopting these standards.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new standard is effective for annual periods and interim periods beginning after December 15, 2017 and, upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company will recognize an allowance for credit losses on available-for-sale securities rather than deductions in amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this standard.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
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
The Company did not own any Level 3 financial assets or liabilities as of June 30, 2016 or December 31, 2015.
During the three and six months ended June 30, 2016 and 2015, the Company did not record impairment charges related to its marketable investments, and the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy.
The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2016 or December 31, 2015.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$279	$—	$—	$279
Marketable investments:
Commercial paper	—	10,134	—	10,134
U.S. Treasury	15,512		—	15,512
U.S. agency securities	—	13,521	—	13,521
U.S. states and municipalities	—	15,938	—	15,938
Corporate bonds	—	65,081	—	65,081
Non-U.S. government debt securities	—	5,763	—	5,763
Total	$15,791	$110,437	$—	$126,228

	As of December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,850	$—	$9,850
Money market funds	252	—	—	252
Marketable investments:
Commercial paper	—	22,332	—	22,332
U.S. Treasury	15,436	—	—	15,436
U.S. agency securities	—	21,464	—	21,464
U.S. states and municipalities	—	2,084	—	2,084
Corporate bonds	—	61,002	—	61,002
Non-U.S. government debt securities	—	6,939	—	6,939
Total	$15,688	$123,671	$—	$139,359
4. Balance Sheet Components
Cash and Cash Equivalents
The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods presented and held cash in foreign banks of approximately $2.7 million and $1.9 million at June 30, 2016 and December 31, 2015, respectively, that were not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.
Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

Allowance for Doubtful Accounts	June 30, 2016	December 31, 2015
Balance at the beginning of the period	$589	$602
Charged to costs and expenses	72	(13)
Deductions	—	—
Balance at the end of the period	$661	$589

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

One customer (a distributor) accounted for 10% of the Company’s revenue for each of the three and six months ended June 30, 2016 and 2015. No customer accounted for greater than 10% of the Company’s accounts receivable balance as of June 30, 2016 or December 31, 2015.
Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015 were comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid Tax	$6,892	$2,736
Prepaid expenses	4,753	4,706
Income tax receivable	3,273	606
Other current assets	2,488	1,304
Prepaid expenses and other current assets	$17,406	$9,352

 Marketable Investments
The Company’s marketable investments as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$10,128	$6	$—	$10,134
U.S. Treasury	15,478	34	—	15,512
U.S. agency securities	13,487	34	—	13,521
U.S. states and municipalities	15,927	11	—	15,938
Corporate bonds	64,847	236	(2)	65,081
Non-U.S. government debt securities	5,762	5	(4)	5,763
Total	$125,629	$326	$(6)	$125,949

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,328	$5	$(1)	$22,332
U.S. Treasury	15,459	4	(27)	15,436
U.S. agency securities	21,497	1	(34)	21,464
U.S. states and municipalities	2,086	—	(2)	2,084
Corporate bonds	61,188	3	(189)	61,002
Non-U.S. government debt securities	6,954	1	(16)	6,939
Total	$129,512	$14	$(269)	$129,257

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Fair Value	Gross Unrealized Losses
U.S. States and Municipalities	2,022	—
Corporate bonds	8,174	(2)
Non-U.S. government debt securities	1,836	(4)
Total	$12,032	$(6)

	December 31, 2015
	Fair Value	Gross Unrealized Losses
Commercial paper	$4,746	$(1)
U.S. Treasury	12,453	(27)
U.S. agency securities	13,475	(34)
U.S. states and municipalities	2,084	(2)
Corporate bonds	59,163	(189)
Non-U.S. government debt securities	5,881	(16)
Total	$97,802	$(269)
As of June 30, 2016 and December 31, 2015, there were no securities that had been in a loss position for more than twelve months.
The contractual maturities of the Company’s marketable investments as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
	Fair Value
Due in one year	$105,284	$62,983
Due in one to five years	20,665	66,274
Total	$125,949	$129,257

Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or market. Inventory quantities are reviewed in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.
The components of inventories as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$10,560	$9,176
Work in process	3,175	2,746
Finished goods	54,671	44,839
Inventories	$68,406	$56,761

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Property and Equipment, Net
Property and equipment, net as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$9,366	$8,559
Furniture and fixtures	2,808	2,091
Leasehold improvements	2,360	1,564
Software	1,003	666
Computers	671	565
Construction in progress	1,857	577
Total property and equipment	18,065	14,022
Less: Accumulated depreciation and amortization	(6,201)	(5,071)
Property and equipment, net	$11,864	$8,951
Depreciation and amortization expense was $0.6 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and was $1.1 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

Accrued Liabilities
The following table shows the components of accrued liabilities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Payroll and employee-related expenses	$15,401	$13,653
Sales return reserve	3,040	3,247
Preclinical and clinical trial cost	1,769	1,330
Deferred revenue	411	526
Product warranty	735	713
Sales tax payable	497	531
Income tax payable	139	308
Other accrued liabilities	6,127	5,273
Total accrued liabilities	$28,119	$25,581
The estimated product warranty accrual as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016	December 31, 2015
Balance at the beginning of the period	$713	$314
Provision for product warranty	345	752
Settlements of product warranty claims	(323)	(353)
Balance at the end of the period	$735	$713

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Commitments and Contingencies
Lease Commitments
The Company leases its offices and other equipment under non-cancelable operating leases that expire at various dates from 2029 to 2031. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2016 and 2015 was $1.3 million and $0.8 million, respectively and for the six months ended June 30, 2016 and 2015 was $2.4 million and $1.4 million, respectively. In addition, the Company's lease commitments also require it to make additional payments during the lease term for taxes, insurance and other operating expenses.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both June 30, 2016 and December 31, 2015, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty will be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement will continue until the expiration of the last to expire patent that covers that licensed product or 2022, whichever is longer.
In April 2012, the Company entered into an agreement that requires the Company to pay, on a quarterly basis, a 5% royalty on sales of products covered under applicable patents. Unless the agreement is terminated earlier, the royalty term for each applicable product will continue until the expirations of the applicable patent covering such product or 2029, whichever is longer.
In November 2013, the Company entered into an agreement that requires the Company to pay, on a quarterly basis, a 3% royalty on the first $5 million in sales and a 1% royalty on sales thereafter of products covered under applicable patents. Unless the agreement is terminated earlier, the royalty for each covered product shall continue until 2030.
In April 2015, the Company entered into a royalty agreement that requires the Company to pay, on a quarterly basis, a 2% royalty on sales of certain products covered by the agreement. Unless the royalty agreement is terminated earlier, the royalty term for each covered product shall continue until 2035.
Royalty expense included in cost of sales for the three months ended June 30, 2016 and 2015 was $0.7 million and $0.4 million, respectively and for the six months ended June 30, 2016 and 2015 was $1.4 million and $0.8 million, respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. In many such arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.
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
No liability associated with any of these indemnification requirements has been recorded to date.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Litigation
The Company was contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against the Company and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act and seeks both compensatory and punitive damages without a specific damages claim. Counsel for the claimant previously indicated that he expects that a jury could award $35 million in damages were this matter to go to trial. This amount is substantially in excess of the Company’s insurance coverage. The hospital defendant had requested indemnification from the Company but was dismissed from the case in July 2016. As formal discovery has only recently commenced, the Company is unable to assess the merits of the plaintiff’s case. The Company intends to vigorously defend the litigation, as the Company believes there will be substantial questions regarding causation, liability and damages.
From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
6. Stock-Based Compensation
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively “the Plans”) during the six months ended June 30, 2016 is set forth below:

	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2015	3,755,345	$12.13
Options exercised	(253,555)	5.80
Options canceled	(11,983)	19.13
Balance at June 30, 2016	3,489,807	12.56

Restricted Stock and Restricted Stock Units
The following table summarizes the activity of unvested restricted stock and restricted stock units under the Plans during the six months ended June 30, 2016 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	849,571	$15.12
Granted	132,800	46.30
Vested	(128,675)	14.38
Canceled/Forfeited	(5,000)	7.75
Unvested and expected to vest at June 30, 2016	848,696	20.16
Employee Stock Purchase Plan
Under the Penumbra, Inc. Employee Stock Purchase Plan (“ESPP”), employees purchased 148,354 shares for $3.8 million during each of the three and six months ended June 30, 2016.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$651	$71	$660	$130
Research and development	281	160	539	182
Sales, general and administrative	2,590	3,030	5,338	3,304
Total	$3,522	$3,261	$6,537	$3,616
As of June 30, 2016, total unrecognized compensation cost was $27.6 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.7 years.
The total stock-based compensation cost capitalized in inventory was $0.6 million and $0.3 million as of June 30, 2016 and December 31, 2015, respectively.

7. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments, and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income (loss). Unrealized gains and losses on the Company’s marketable investments are reclassified from accumulated other comprehensive income (loss) into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive income (loss).
The following table summarizes the changes in the accumulated balances during the three and six months ended June 30, 2016 and 2015, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$118	$(904)	$(786)	$(193)	$(1,560)	$(1,753)
Other comprehensive income before reclassifications:
Unrealized gains (losses)—marketable investments	138	—	138	(179)	—	(179)
Foreign currency translation gains (losses)	—	(1,875)	(1,875)	—	347	347
Income tax effect—benefit (expense)	(49)	(6)	(55)	44	(20)	24
Net of tax	89	(1,881)	(1,792)	(135)	327	192
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized (gains) losses—marketable investments	(2)	—	(2)	511	—	511
Income tax effect—benefit (expense)	1	—	1	(183)	—	(183)
Net of tax	(1)	—	(1)	328	—	328
Net current-year other comprehensive income (loss)	88	(1,881)	(1,793)	193	327	520
Balance at end of the period	$206	$(2,785)	$(2,579)	$—	$(1,233)	$(1,233)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(163)	$(1,952)	$(2,115)	$(220)	$(644)	$(864)
Other comprehensive income before reclassifications:
Unrealized gains (losses)—marketable investments	580	—	580	(162)	—	(162)
Foreign currency translation gains (losses)	—	(832)	(832)	—	(681)	(681)
Income tax effect—benefit (expense)	(209)	(1)	(210)	36	92	128
Net of tax	371	(833)	(462)	(126)	(589)	(715)
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized (gains) losses—marketable investments	(3)	—	(3)	541	—	541
Income tax effect—benefit	1	—	1	(195)	—	(195)
Net of tax	(2)	—	(2)	346	—	346
Net current-year other comprehensive income (loss)	369	(833)	(464)	220	(589)	(369)
Balance at end of the period	$206	$(2,785)	$(2,579)	$—	$(1,233)	$(1,233)
8. Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. The interim period effective tax rate is based on a forecast of the Company’s full year results.
The Company’s effective tax rate increased to 148.3% for the three months ended June 30, 2016, compared to 36.1% for the three months ended June 30, 2015 primarily attributable to forecasted income and losses. The effective tax rate decreased to 44.5% for the six months ended June 30, 2016, compared to 364.1% for the six months ended June 30, 2015 primarily attributable to forecasted income and losses.
9. Net Income per Share of Common Stock attributable to Common Stockholders
The Company calculated its basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2015 in conformity with the two-class method required for companies with participating securities. Under the two-class method, the Company determined whether it had net income attributable to common stockholders, which included the results of operations less current period preferred stock non-cumulative dividends. If it was determined that the Company did have net income attributable to common stockholders during a period, the related undistributed earnings were then allocated between common stock and the preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings were re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income per share:
Numerator
Net income (Loss)	$185	$(2,671)	$965	$(169)
Less: Undistributed income attributable to preferred stockholders	—	2,118	—	135
Net income (Loss) attributable to common stockholders—basic and diluted	$185	$(553)	$965	$(34)
Denominator
Weighted average shares used to compute net income attributable to common stockholders —Basic	30,210,322	5,096,151	30,100,162	5,000,375
Potential dilutive options and ESPP shares, as calculated using treasury stock method	2,088,651	—	2,074,286	—
Potential dilutive restricted stock and restricted stock units, as calculated using treasury stock method	394,711	—	367,805	—
Weighted average shares used to compute net income attributable to common stockholders —Diluted	32,693,684	5,096,151	32,542,253	5,000,375
Net income (Loss) per share attributable to common stockholders —Basic	$0.01	$(0.11)	$0.03	$(0.01)
—Diluted	$0.01	$(0.11)	$0.03	$(0.01)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because the effect of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options and ESPP to purchase common stock	—	2,485,392	4,007	2,485,392
Restricted stock and restricted stock units	15,210	755,771	34,928	755,771
Total	15,210	3,241,163	38,935	3,241,163

10. Geographic Areas and Product Sales
The Company’s revenue by geographic area, based on the destination to which the Company ships its products, for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$43,692	$27,619	$83,104	$53,970
Japan	6,570	4,152	12,730	8,610
Other International	14,844	10,540	27,191	18,683
Total	$65,106	$42,311	$123,025	$81,263

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth revenue by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Neuro	$45,362	$34,400	$86,646	$66,054
Peripheral Vascular	19,744	7,911	36,379	15,209
Total	$65,106	$42,311	$123,025	$81,263
The Company does not have significant long-lived assets outside the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2016.
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
We are an established company focused on the neuro and peripheral vascular markets. We sell our products to hospitals, primarily through our salesforce, as well as through distributors in select international markets. We focus on developing, manufacturing and marketing products for use by specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists and vascular surgeons. We design our products to provide these specialist physicians with a means to drive improved clinical outcomes through faster and safer procedures.
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
We manufacture substantially all of our products at our campus in Alameda, California, and stock inventory of raw materials, components and finished goods primarily at that location. We rely on a single or limited number of suppliers for certain raw materials and components, and we generally have no long-term supply arrangements with our suppliers, as we order on a purchase order basis. We ship all of our products to our hospital customers and distributors worldwide pursuant to purchase orders. We typically recognize revenue when products are delivered to our hospital customers or distributors, other than our coils, which we ship to our hospital customers on a consignment basis, and for which we recognize revenue when the hospital customers utilize products in a procedure.
Hospitals purchase our products for use in procedures performed by their specialist physicians, generally seeking reimbursement from third party payors for procedures performed. We believe that the cost-effectiveness of our products is attractive to our hospital customers.
In the six months ended June 30, 2016 and 2015, 32.4% and 33.6% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the Euro and Japanese Yen, with our sales in the United Kingdom being denominated in British Pounds. As a result, we have foreign exchange exposure, but do not currently engage in hedging. In the six months ended June 30, 2016, no single hospital and only one distributor accounted for more than 10% of our sales.

We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the six months ended June 30, 2016, we generated revenue of $123.0 million as compared to $81.3 million for the six months ended June 30, 2015, which represents an increase of 51.4%, and in the six months ended June 30, 2016, we generated $1.2 million in operating income as compared to operating income of $0.2 million for the six months ended June 30, 2015, which represents an increase of 558.2%.
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. For example:

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

•
We must continue to successfully introduce new products that gain acceptance with specialist physicians and successfully transition from existing products to new products, ensuring adequate supply while avoiding excess inventory of older products and resulting inventory write-downs or write-offs. In addition, as we introduce new products, we generally hire and train additional personnel and build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our financial condition.

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

In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin as a result of a number of factors, including, but not limited to: the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs and write-downs; costs, benefits and timing of new product introductions; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
Components of Results of Operations
Revenue. We sell our products directly to hospitals and through distributors for use in procedures performed by specialist physicians to treat patients in two key markets: neuro and peripheral vascular disease. We sell our products through purchase orders, and we do not have long-term purchase commitments from our customers. We typically recognize revenue when products are delivered to our hospital customers or distributors. However, with respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. Revenue also includes shipping and handling costs that we charge to customers.
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
We expect our R&D expenses to continue to increase in absolute terms as we innovate and develop new products, add personnel and engage in ongoing clinical research.

Sales, General and Administrative (SG&A). SG&A expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants engaged in sales, marketing, finance, legal, compliance, administrative, facilities and information technology, medical education and training and human resource activities. Our SG&A expenses also include commissions, generally based on a percentage of sales, to direct sales representatives and the medical device excise tax, which was approximately 2.3% of U.S. sales in 2015. The medical device excise tax has been suspended for a two-year period commencing January 1, 2016; however, it could be reinstated.
We expect our SG&A expenses to continue to increase in absolute terms as we expand our salesforce, marketing programs and operations, including those related to operating as a public company.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(in thousands, except for percentages)
Revenue	$65,106	100.0%	$42,311	100.0%	$123,025	100.0%	$81,263	100.0%
Cost of revenue	23,636	36.3%	14,936	35.3%	41,650	33.9%	27,160	33.4%
Gross profit	41,470	63.7%	27,375	64.7%	81,375	66.1%	54,103	66.6%
Operating expenses:
Research and development	6,264	9.6%	4,792	11.3%	11,265	9.2%	7,983	9.8%
Sales, general and administrative	35,876	55.1%	26,396	62.4%	68,945	56.0%	45,943	56.5%
Total operating expenses	42,140	64.7%	31,188	73.7%	80,210	65.2%	53,926	66.4%
Income (expense) from operations	(670)	(1.0)%	(3,813)	(9.0)%	1,165	0.9%	177	0.2%
Interest income, net	559	0.9%	177	0.4%	1,069	0.9%	385	0.5%
Other expense, net	(272)	(0.4)%	(542)	(1.3)%	(496)	(0.4)%	(498)	(0.6)%
Income before provision for (benefit from) income taxes	(383)	(0.6)%	(4,178)	(9.9)%	1,738	1.4%	64	0.1%
Provision for (benefit from) income taxes	(568)	(0.9)%	(1,507)	(3.6)%	773	0.6%	233	0.3%
Net income (loss)	$185	0.3%	$(2,671)	(6.3)%	$965	0.8%	$(169)	(0.2)%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Neuro	$45,362	$34,400	$10,962	31.9%
Peripheral Vascular	19,744	7,911	11,833	149.6%
Total	$65,106	$42,311	$22,795	53.9%
Revenue increased $22.8 million, or 53.9%, to $65.1 million in the three months ended June 30, 2016, from $42.3 million in the three months ended June 30, 2015. Our revenue growth resulted from increased sales due to expansion of our salesforce headcount by 43%, further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses each accounted for approximately half of the revenue increase in the three months ended June 30, 2016.
Revenue from sales in the U. S. increased $16.1 million, or 58.2%, to $43.7 million in the three months ended June 30, 2016, from $27.6 million in the three months ended June 30, 2015. Revenue from sales in international markets increased $6.7 million, or 45.8%, to $21.4 million in the three months ended June 30, 2016, from $14.7 million in the three months ended June 30, 2015. Revenue from international sales represented 32.9% and 34.7% of our total revenue for the three months ended June 30, 2016 and 2015, respectively.
Revenue from our neuro products increased $11.0 million, or 31.9%, to $45.4 million in the three months ended June 30, 2016, from $34.4 million in the three months ended June 30, 2015. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market following the presentation and publication of MR. CLEAN trial results in the fourth quarter of 2014, and the presentation and publication of additional trial results in the first quarter of 2015, all of which support endovascular treatment of stroke. We believe that these published trial results have led to increases in the number of procedures performed by specialist physicians using our products. Increased sales of Penumbra System products accounted for slightly more than half of the neuro revenue increase in the three months ended June 30, 2016. Further, increased sales of our neuro embolization products accounted for approximately 30% of the neuro revenue increase period over period. This increase was due to greater demand for our neuro coil products, which can fluctuate from period to period due to the number of procedures performed in a given period using our products. Prices for our neuro products remained substantially flat during the period.
Revenue from our peripheral vascular products increased $11.8 million, or 149.6%, to $19.7 million in the three months ended June 30, 2016, from $7.9 million in the three months ended June 30, 2015. Our peripheral embolization and peripheral thrombectomy products experienced strong volume growth in the period, primarily due to the focused efforts of our dedicated peripheral vascular salesforce, which was established in the second half of 2014, and further market penetration of our products. Increased sales of Indigo System products accounted for slightly more than two thirds of the peripheral vascular revenue increase in the three months ended June 30, 2016. Prices for our peripheral vascular products remained substantially flat during the period.
Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Cost of revenue	$23,636	$14,936	$8,700	58.2%
Gross profit	$41,470	$27,375	$14,095	51.5%
Gross margin %	63.7%	64.7%
Gross profit increased $14.1 million, or 51.5%, to $41.5 million in the three months ended June 30, 2016, from $27.4 million in the three months ended June 30, 2015. The increase in gross profit was primarily due to an increase in revenue from sales of our neuro and peripheral vascular products.
Gross margin decreased 1.0 percentage point to 63.7% in the three months ended June 30, 2016, from 64.7% in the three months ended June 30, 2015. The decrease in gross margin was due to geographic and product mix, new product launches and additional costs associated with hiring and training additional personnel.
Research and Development (R&D)

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
R&D	$6,264	$4,792	$1,472	30.7%
R&D as a percentage of revenue	9.6%	11.3%
R&D expenses increased by $1.5 million, or 30.7%, to $6.3 million in the three months ended June 30, 2016, from $4.8 million in the three months ended June 30, 2015. The increase was primarily due to a $0.6 million increase in consultant and contractor expenses, $0.4 million increase in personnel-related expense due to a 43% increase in headcount and a $0.3 million increase in facilities and information technology expense.

Sales, General and Administrative (SG&A)

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
SG&A	$35,876	$26,396	$9,480	35.9%
SG&A as a percentage of revenue	55.1%	62.4%
SG&A expenses increased by $9.5 million, or 35.9%, to $35.9 million in the three months ended June 30, 2016, from $26.4 million in the three months ended June 30, 2015. The increase was primarily due to a $5.2 million increase in personnel-related expense due to a 44% increase in headcount, a $1.1 million increase in travel-related expenses and a $1.1 million increase in facilities and information technology expense.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$(568)	$(1,507)	$939	(62.3)%
Effective tax rate	148.3%	36.1%
Our benefit from income taxes decreased $0.9 million, to $0.6 million in the three months ended June 30, 2016, from $1.5 million in the three months ended June 30, 2015. Our effective tax rate increased to 148.3% for the three months ended June 30, 2016, compared to 36.1% for the three months ended June 30, 2015 primarily attributable to forecasted income and losses. The effective tax rate is based on a forecast of our full year results.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Neuro	$86,646	$66,054	$20,592	31.2%
Peripheral Vascular	36,379	15,209	21,170	139.2%
Total	$123,025	$81,263	$41,762	51.4%
Revenue increased $41.8 million, or 51.4%, to $123.0 million in the six months ended June 30, 2016, from $81.3 million in the six months ended June 30, 2015. Our revenue growth resulted from increased sales due to expansion of our salesforce headcount by 43%, further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses each accounted for approximately half of the revenue increase in the six months ended June 30, 2016.
Revenue from sales in the U. S. increased $29.1 million, or 54.0%, to $83.1 million in the six months ended June 30, 2016, from $54.0 million in the six months ended June 30, 2015. Revenue from sales in international markets increased $12.6 million, or 46.3%, to $39.9 million in the six months ended June 30, 2016, from $27.3 million in the six months ended June 30, 2015. Revenue from international sales represented 32.4% and 33.6% of our total revenue for the six months ended June 30, 2016 and 2015, respectively.
Revenue from our neuro products increased $20.6 million, or 31.2%, to $86.6 million in the six months ended June 30, 2016, from $66.1 million in the six months ended June 30, 2015. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market following the presentation and publication of MR. CLEAN trial results in the fourth quarter of 2014, and the presentation and publication of additional trial results in the first quarter of 2015, all of which support endovascular treatment of stroke. We believe that these published trial results have led to increases in the number of procedures performed by specialist physicians using our products. Increased sales of Penumbra System products accounted for slightly more than half of the neuro revenue increase in the six months ended June 30, 2016. Further, increased sales of our neuro embolization products accounted for slightly more than one quarter of the neuro revenue increase period over period. This increase was due to greater demand for our neuro coil products, which can fluctuate from period to period due to the number of procedures performed in a given period using our products. Prices for our neuro products remained substantially flat during the period.

Revenue from our peripheral vascular products increased $21.2 million, or 139.2%, to $36.4 million in the six months ended June 30, 2016, from $15.2 million in the six months ended June 30, 2015. Our peripheral embolization and peripheral thrombectomy products experienced strong volume growth in the period, primarily due to the focused efforts of our dedicated peripheral vascular salesforce, which was established in the second half of 2014, and further market penetration of our products. Increased sales of Indigo System products accounted approximately two thirds of the peripheral vascular revenue increase in the six months ended June 30, 2016. Prices for our peripheral vascular products remained substantially flat during the period.
Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Cost of revenue	$41,650	$27,160	$14,490	53.4%
Gross profit	$81,375	$54,103	$27,272	50.4%
Gross margin %	66.1%	66.6%
Gross profit increased $27.3 million, or 50.4%, to $81.4 million in the six months ended June 30, 2016, from $54.1 million in the six months ended June 30, 2015. The increase in gross profit was primarily due to an increase in revenue from sales of our neuro and peripheral vascular products.
Gross margin decreased 0.5 percentage point to 66.1% in the six months ended June 30, 2016, from 66.6% in the six months ended June 30, 2015. The decrease in gross margin was due to geographic and product mix, new product launches and additional costs associated with hiring and training additional personnel.
Research and Development (R&D)

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
R&D	$11,265	$7,983	$3,282	41.1%
R&D as a percentage of revenue	9.2%	9.8%
R&D expenses increased by $3.3 million, or 41.1%, to $11.3 million in the six months ended June 30, 2016, from $8.0 million in the six months ended June 30, 2015. The increase was primarily due to a $1.3 million increase in personnel-related expense due to a 43% increase in headcount, a $0.8 million increase in consultant and contractor expenses and a $0.7 million increase in facilities and information technology expense.
Sales, General and Administrative (SG&A)

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
SG&A	$68,945	$45,943	$23,002	50.1%
SG&A as a percentage of revenue	56.0%	56.5%
SG&A expenses increased by $23.0 million, or 50.1%, to $68.9 million in the six months ended June 30, 2016, from $45.9 million in the six months ended June 30, 2015. The increase was primarily due to a $13.7 million increase in personnel-related expense due to a 44% increase in headcount, a $2.1 million increase due to expanded marketing programs and a $2.1 million increase in travel-related expenses.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Provision for income taxes	$773	$233	$540	nm
Effective tax rate	44.5%	364.1%

Our provision from income taxes increased $0.5 million, to $0.8 million in the six months ended June 30, 2016, from $0.2 million in the six months ended June 30, 2015. Our effective tax rate decreased to 44.5% for the six months ended June 30, 2016, compared to 364.1% for the six months ended June 30, 2015 primarily attributable to forecasted income and losses. The effective tax rate is based on a forecast of our full year results.
Liquidity and Capital Resources
As of June 30, 2016, we had $228.1 million in working capital, which included $13.9 million in cash and $125.9 million in marketable investments.
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

	June 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$13,914	$19,547
Marketable investments	125,949	129,257
Accounts receivable, net	34,577	29,444
Accounts payable	4,070	2,567
Accrued liabilities	28,119	25,581
Working capital(1)	228,063	216,213
__________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of period	$19,547	$3,290
Net cash used in operating activities	(12,555)	(8,331)
Net cash provided by investing activities	304	45,018
Net cash provided by (used in) financing activities	7,803	(2,974)
Cash and cash equivalents at end of period	13,914	36,764
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
Net cash used in operating activities was $12.6 million during the six months ended June 30, 2016 and consisted of net income of $1.0 million and non-cash items of $4.3 million offset by net changes in operating assets and liabilities of $17.8 million. The change in operating assets and liabilities include the increase in inventories of $12.0 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $5.5 million and an increase in accounts receivable of $5.1 million, partially offset by an increase in accrued expenses and other non-current liabilities of $3.4 million and accounts payable of $1.3 million, as a result of the growth in our business activities.

Net cash used in operating activities was $8.3 million during the six months ended June 30, 2015 and consisted of a net loss of $0.2 million and net changes in operating assets and liabilities of $13.8 million, partially offset by non-cash items of $5.6 million. The change in operating assets and liabilities include the increase in inventories of $11.3 million to support our revenue growth, an increase in accounts receivable of $4.9 million, an increase in prepaid expenses and other current assets of$2.8 million, partially offset by an increase in accrued expenses and other non-current liabilities of $4.7 million and accounts payable of $0.5 million, respectively, as a result of the growth in our business activities.
Net Cash Provided by Investing Activities
Net cash provided by investing activities relates primarily to proceeds from sales or maturities of marketable investments, offset by capital expenditures.
Net cash provided by investing activities was $0.3 million during the six months ended June 30, 2016 and consisted of net proceeds from sales and maturities of marketable investments of $4.0 million, offset by capital expenditures of $3.7 million.
Net cash provided by investing activities was $45.0 million during the six months ended June 30, 2015 and consisted of the net proceeds from sales of marketable investments of $48.1 million partially offset by capital expenditures of $3.1 million.
Net Cash Provided by (Used in) Financing Activities
Net cash from financing activities primarily relates to stock option exercises, issuance of stock under ESPP and excess tax benefit from stock-based compensation.
Financing activities in the six months ended June 30, 2016 provided net cash of $7.8 million due to payment of employee taxes related to vested restricted stock of $1.8 million, offset by excess tax benefit from stock-based compensation of $4.4 million, proceeds from exercises of stock options of $1.5 million, and proceeds from issuance of stock under employee stock purchase plan of $3.8 million.
Financing activities in the six months ended June 30, 2015 used net cash of $3.0 million and consisted of payment of employee taxes related to vested common and restricted stock of $2.5 million and payments of deferred issuance costs of $1.0 million, partially offset by proceeds from exercises of stock options of $0.5 million.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2016 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Interest Rate Risk. We had cash and cash equivalents of $13.9 million as of June 30, 2016, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $125.9 million, which consisted primarily of corporate bonds, U.S. agency securities, commercial paper and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this review, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We were contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against the Company and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act and seeks both compensatory and punitive damages without a specific damages claim. Counsel for the claimant previously indicated that he expects that a jury could award $35 million in damages were this matter to go to trial. This amount is substantially in excess of our insurance coverage. The hospital defendant had requested indemnification from the Company, but was dismissed from the case in July 2016. As formal discovery has only recently commenced, we are unable to assess the merits of the plaintiff’s case. We intend to vigorously defend the litigation, as we believe there will be substantial questions regarding causation, liability and damages.
From time to time, we are subject to claims and assessments in the ordinary course of business. We are not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 8, 2016.

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: August 9, 2016
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)