Form 10-Q
period 2016-09-30
Penumbra Inc
filed 2016-11-03
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 15, 2016, the registrant had 31,643,863 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$15,856	$19,547
Marketable investments	125,975	129,257
Accounts receivable, net of doubtful accounts of $631 and $589 at September 30, 2016 and December 31, 2015, respectively	36,635	29,444
Inventories	70,092	56,761
Prepaid expenses and other current assets	18,665	9,352
Total current assets	267,223	244,361
Property and equipment, net	16,224	8,951
Deferred taxes	13,394	10,143
Other non-current assets	438	393
Total assets	$297,279	$263,848
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,584	$2,567
Accrued liabilities	33,760	25,581
Total current liabilities	37,344	28,148
Other non-current liabilities	6,081	3,178
Total liabilities	43,425	31,326
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock	31	30
Additional paid-in capital	275,031	252,087
Notes receivable from stockholder(s)	—	(5)
Accumulated other comprehensive loss	(3,592)	(2,115)
Accumulated deficit	(17,616)	(17,475)
Total stockholders’ equity	253,854	232,522
Total liabilities and stockholders’ equity	$297,279	$263,848
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$67,187	$50,416	$190,212	$131,679
Cost of revenue	24,313	16,919	65,963	44,079
Gross profit	42,874	33,497	124,249	87,600
Operating expenses:
Research and development	6,497	4,560	17,762	12,543
Sales, general and administrative	37,740	26,755	106,685	72,698
Total operating expenses	44,237	31,315	124,447	85,241
(Loss) Income from operations	(1,363)	2,182	(198)	2,359
Interest income, net	631	17	1,700	402
Other expense, net	(360)	(115)	(856)	(613)
(Loss) Income before provision for income taxes	(1,092)	2,084	646	2,148
Provision for income taxes	14	1,183	787	1,416
Net (loss) income	(1,106)	901	(141)	732
Foreign currency translation adjustments, net of tax	(898)	(303)	(1,731)	(892)
Unrealized (losses) gains on available-for-sale securities, net of tax	(115)	—	254	220
Comprehensive (loss) income	$(2,119)	$598	$(1,618)	$60
Net (loss) income attributable to common stockholders (Note 9)	$(1,106)	$276	$(141)	$175
Net (loss) income per share attributable to common stockholders —Basic	$(0.04)	$0.04	$0.00	$0.03
—Diluted	$(0.04)	$0.03	$0.00	$0.02
Weighted average shares used to compute net (loss) income per share attributable to common stockholders —Basic	30,604,384	7,853,730	30,269,463	5,962,031
—Diluted	30,604,384	10,189,248	30,269,463	8,494,651
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(141)	$732
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,809	1,227
Amortization of premium on marketable investments	733	—
Stock-based compensation	10,800	5,126
Excess tax benefit from stock-based compensation	(7,601)	(1,257)
Provision for (release of) doubtful accounts	152	(108)
Inventory write downs	1,190	704
Write off of note receivable	—	91
Loss on disposal of property and equipment	59	12
Realized (gain) loss on marketable investments	(3)	541
Deferred taxes	(143)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,088)	(7,383)
Inventories	(14,018)	(18,012)
Prepaid expenses and other current and non-current assets	(5,543)	(1,706)
Accounts payable	947	1,501
Accrued expenses and other non-current liabilities	8,796	5,901
Net cash used in operating activities	(10,051)	(12,631)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable investments	(45,027)	(4,069)
Proceeds from sales of marketable investments	2,504	52,160
Proceeds from maturities of marketable investments	46,081	—
Purchases of property and equipment	(7,078)	(4,507)
Net cash (used in) provided by investing activities	(3,520)	43,584
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock issued in initial public offering, net of issuance costs	—	125,916
Proceeds from exercises of stock options	2,893	546
Proceeds from issuance of stock under employee stock purchase plan	3,783	—
Excess tax benefit from stock-based compensation	7,601	1,257
Payment of employee taxes related to vested restricted stock	(2,024)	(2,525)
Net cash provided by financing activities	12,253	125,194
Effect of foreign exchange rate changes on cash and cash equivalents	(2,373)	(339)
Net Increase (Decrease) In Cash And Cash Equivalents	(3,691)	155,808
CASH AND CASH EQUIVALENTS—Beginning of period	19,547	3,290
CASH AND CASH EQUIVALENTS—End of period	$15,856	$159,098
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable and accrued liabilities	$2,197	$200
Deferred issuance costs not yet paid	$—	$1,149
Conversion of convertible preferred stock into common stock	$—	$111,467
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
 The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the nine months ended September 30, 2015, to conform to the presentation for the nine month periods ended September 30, 2016.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows. The standard clarifies the way certain cash receipts and cash payments are classified with the objective of reducing the existing diversity in practice. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for all periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard.
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
The Company did not own any Level 3 financial assets or liabilities as of September 30, 2016 or December 31, 2015.
During the three and nine months ended September 30, 2016 and 2015, the Company did not record impairment charges related to its marketable investments, and the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy.
The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2016 or December 31, 2015.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$334	$—	$—	$334
Marketable investments:
Commercial paper	—	8,620	—	8,620
U.S. Treasury	15,506		—	15,506
U.S. agency securities	—	11,804	—	11,804
U.S. states and municipalities	—	13,118	—	13,118
Corporate bonds	—	71,234	—	71,234
Non-U.S. government debt securities	—	5,693	—	5,693
Total	$15,840	$110,469	$—	$126,309

	As of December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,850	$—	$9,850
Money market funds	252	—	—	252
Marketable investments:
Commercial paper	—	22,332	—	22,332
U.S. Treasury	15,436	—	—	15,436
U.S. agency securities	—	21,464	—	21,464
U.S. states and municipalities	—	2,084	—	2,084
Corporate bonds	—	61,002	—	61,002
Non-U.S. government debt securities	—	6,939	—	6,939
Total	$15,688	$123,671	$—	$139,359
4. Balance Sheet Components
Cash and Cash Equivalents
The majority of the Company’s cash is held by one financial institution in the United States in an amount that exceeds federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods presented and held cash in foreign banks of approximately $2.7 million and $1.9 million at September 30, 2016 and December 31, 2015, respectively, that were not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.
Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

Allowance for Doubtful Accounts	September 30, 2016	December 31, 2015
Balance at the beginning of the period	$589	$602
Charged to costs and expenses	152	(13)
Deductions	(110)	—
Balance at the end of the period	$631	$589

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

One customer (a distributor) accounted for 13% and 11%, respectively, of the Company’s revenue during the three months ended September 30, 2016 and 2015. The same customer accounted for 11% during the nine months ended September 30, 2016 and 2015. No customer accounted for greater than 10% of the Company’s accounts receivable balance as of September 30, 2016 or December 31, 2015.
Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015 were comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid Tax	$3,321	$2,736
Prepaid expenses	5,236	4,706
Income tax receivable	5,104	606
Other current assets	5,004	1,304
Prepaid expenses and other current assets	$18,665	$9,352

 Marketable Investments
The Company’s marketable investments as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$8,621	$2	$(3)	$8,620
U.S. Treasury	15,488	18	—	15,506
U.S. agency securities	11,787	19	(2)	11,804
U.S. states and municipalities	13,129	—	(11)	13,118
Corporate bonds	71,113	133	(12)	71,234
Non-U.S. government debt securities	5,693	3	(3)	5,693
Total	$125,831	$175	$(31)	$125,975

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,328	$5	$(1)	$22,332
U.S. Treasury	15,459	4	(27)	15,436
U.S. agency securities	21,497	1	(34)	21,464
U.S. states and municipalities	2,086	—	(2)	2,084
Corporate bonds	61,188	3	(189)	61,002
Non-U.S. government debt securities	6,954	1	(16)	6,939
Total	$129,512	$14	$(269)	$129,257

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Fair Value	Gross Unrealized Losses
Commercial paper	$4,223	$(3)
US Agency securities	1,999	(2)
U.S. States and Municipalities	11,778	(11)
Corporate bonds	15,740	(12)
Non-U.S. government debt securities	4,474	(3)
Total	$38,214	$(31)

	December 31, 2015
	Fair Value	Gross Unrealized Losses
Commercial paper	$4,746	$(1)
U.S. Treasury	12,453	(27)
U.S. agency securities	13,475	(34)
U.S. states and municipalities	2,084	(2)
Corporate bonds	59,163	(189)
Non-U.S. government debt securities	5,881	(16)
Total	$97,802	$(269)
As of September 30, 2016 and December 31, 2015, there were no securities that had been in a loss position for more than twelve months.
The contractual maturities of the Company’s marketable investments as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
	Fair Value
Due in one year	$94,388	$62,983
Due in one to five years	31,587	66,274
Total	$125,975	$129,257

Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or market. Inventory quantities are reviewed in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The components of inventories as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$10,900	$9,176
Work in process	2,991	2,746
Finished goods	56,201	44,839
Inventories	$70,092	$56,761
Property and Equipment, Net
Property and equipment, net as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Machinery and equipment	$9,708	$8,559
Furniture and fixtures	3,112	2,091
Leasehold improvements	2,384	1,564
Software	1,020	666
Computers	671	565
Construction in progress	6,194	577
Total property and equipment	23,089	14,022
Less: Accumulated depreciation and amortization	(6,865)	(5,071)
Property and equipment, net	$16,224	$8,951
Depreciation and amortization expense was $0.7 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and was $1.8 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Accrued Liabilities
The following table shows the components of accrued liabilities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Payroll and employee-related expenses	$17,519	$13,653
Sales return reserve	2,995	3,247
Preclinical and clinical trial cost	2,195	1,330
Deferred revenue	345	526
Product warranty	1,138	713
Sales tax payable	578	531
Income tax payable	400	308
Leasehold improvement expenditures	2,093	—
Other accrued liabilities	6,497	5,273
Total accrued liabilities	$33,760	$25,581

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated product warranty accrual as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016	December 31, 2015
Balance at the beginning of the period	$713	$314
Provision for product warranty	894	752
Settlements of product warranty claims	(469)	(353)
Balance at the end of the period	$1,138	$713
5. Commitments and Contingencies
Lease Commitments
The Company leases its offices and other equipment under non-cancelable operating leases that expire at various dates from 2029 to 2031. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2016 and 2015 was $1.4 million and $0.9 million, respectively and for the nine months ended September 30, 2016 and 2015 was $3.8 million and $2.3 million, respectively. In addition, the Company's lease commitments also require it to make additional payments during the lease term for taxes, insurance and other operating expenses.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both September 30, 2016 and December 31, 2015, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty will be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement will continue until the expiration of the last to expire patent that covers that licensed product or 2022, whichever is longer.
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
Royalty expense included in cost of sales for the three months ended September 30, 2016 and 2015 was $0.7 million and $0.6 million, respectively and for the nine months ended September 30, 2016 and 2015 was $2.1 million and $1.4 million, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Litigation
The Company was contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against the Company and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act and seeks both compensatory and punitive damages without a specific damages claim. Counsel for the claimant previously indicated that he expects that a jury could award $35 million in damages were this matter to go to trial. This amount is substantially in excess of the Company’s insurance coverage. The hospital defendant had requested indemnification from the Company but was dismissed from the case in July 2016. The case is in the discovery phase, and the Company is unable to assess the merits of the plaintiff’s case. The Company intends to vigorously defend the litigation, as the Company believes there will be substantial questions regarding causation, liability and damages.
From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
6. Stock-Based Compensation
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively the “Plans”) during the nine months ended September 30, 2016 is set forth below:

	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2015	3,755,345	$12.13
Options exercised	(832,681)	3.45
Options canceled	(15,925)	17.90
Balance at September 30, 2016	2,906,739	14.58

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock and Restricted Stock Units
The following table summarizes the activity of unvested restricted stock and restricted stock units under the Plans during the nine months ended September 30, 2016 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	849,571	$15.12
Granted	293,250	61.78
Vested	(139,325)	17.68
Canceled/Forfeited	(7,500)	19.77
Unvested and expected to vest at September 30, 2016	995,996	28.47
Employee Stock Purchase Plan
Under the Penumbra, Inc. Employee Stock Purchase Plan (“ESPP”), employees purchased 148,354 shares for $3.8 million during the nine months ended September 30, 2016.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$83	$141	$742	$271
Research and development	251	100	790	282
Sales, general and administrative	3,930	1,269	9,268	4,573
Total	$4,264	$1,510	$10,800	$5,126
As of September 30, 2016, total unrecognized compensation cost was $35.1 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.9 years.
The total stock-based compensation cost capitalized in inventory was $0.4 million and $0.3 million as of September 30, 2016 and December 31, 2015, respectively.

7. Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments, and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive (loss) income. Unrealized gains and losses on the Company’s marketable investments are reclassified from accumulated other comprehensive (loss) income into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive (loss) income.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the accumulated balances during the three and nine months ended September 30, 2016 and 2015, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive (loss) income into earnings affect the Company’s condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$206	$(2,785)	$(2,579)	$—	$(1,233)	$(1,233)
Other comprehensive income before reclassifications:
Unrealized (losses) gains—marketable investments	(178)	—	(178)	—	—	—
Foreign currency translation (losses) gains	—	(901)	(901)	—	(327)	(327)
Income tax effect—benefit (expense)	63	3	66	—	24	24
Net of tax	(115)	(898)	(1,013)	—	(303)	(303)
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized losses (gains)—marketable investments	1	—	1	—	—	—
Income tax effect—(expense) benefit	(1)	—	(1)	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive (loss) income	(115)	(898)	(1,013)	—	(303)	(303)
Balance at end of the period	$91	$(3,683)	$(3,592)	$—	$(1,536)	$(1,536)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(163)	$(1,952)	$(2,115)	$(220)	$(644)	$(864)
Other comprehensive income before reclassifications:
Unrealized gains (losses)—marketable investments	401	—	401	(162)	—	(162)
Foreign currency translation (losses) gains	—	(1,732)	(1,732)	—	(1,008)	(1,008)
Income tax effect—(expense) benefit	(145)	1	(144)	36	116	152
Net of tax	256	(1,731)	(1,475)	(126)	(892)	(1,018)
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized (gains) losses—marketable investments	(3)	—	(3)	541	—	541
Income tax effect—benefit (expense)	1	—	1	(195)	—	(195)
Net of tax	(2)	—	(2)	346	—	346
Net current-year other comprehensive income (loss)	254	(1,731)	(1,477)	220	(892)	(672)
Balance at end of the period	$91	$(3,683)	$(3,592)	$—	$(1,536)	$(1,536)
8. Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgment and estimates are required in determining the consolidated income tax expense.
During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Although management believes the use of the annual effective tax rate method to be appropriate for prior interim reporting periods, for the fiscal three and nine month periods ended September 30, 2016 and September 30, 2015, respectively, the Company used a discrete effective tax rate method to calculate taxes. The discrete method of calculating the estimated effective tax rate involves the use of actual year-to-date information. The Company determined that

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the discrete effective tax rate method would provide a more reliable estimate in income tax expense for both periods.
The Company’s effective tax rate decreased to (1.3)% for the three months ended September 30, 2016, compared to 56.8% for the three months ended September 30, 2015. The decrease in rate was primarily attributable to an income tax benefit as a result of a domestic operating loss offset by an income tax expense from discrete items recorded for the three month period.
The effective tax rate increased to 121.8% for the nine months ended September 30, 2016, compared to 65.9% for the nine months ended September 30, 2015. The increase in rate was primarily attributable to a shift in the ratio of operating income between jurisdictions for the nine month period.
9. Net (Loss) Income per Share of Common Stock attributable to Common Stockholders
The Company calculated its basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2015 in conformity with the two-class method required for companies with participating securities. Under the two-class method, the Company determined whether it had net income attributable to common stockholders, which included the results of operations less current period preferred stock non-cumulative dividends. If it was determined that the Company did have net income attributable to common stockholders during a period, the related undistributed earnings were then allocated between common stock and the preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings were re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders.
The Company’s basic net income per share attributable to common stockholders is calculated by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted net (loss) income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock and common stock warrants are considered common stock equivalents.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net (loss) income per share attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income per share:
Numerator
Net (loss) income	$(1,106)	$901	$(141)	$732
Less: Undistributed income attributable to preferred stockholders	—	(625)	—	(557)
Net (loss) income attributable to common stockholders—basic and diluted	$(1,106)	$276	$(141)	$175
Denominator
Weighted average shares used to compute net (loss) income attributable to common stockholders —Basic	30,604,384	7,853,730	30,269,463	5,962,031
Potential dilutive options, as calculated using treasury stock method	—	1,979,194	—	2,362,685
Potential dilutive restricted stock and restricted stock units, as calculated using treasury stock method	—	356,324	—	169,935
Weighted average shares used to compute net income attributable to common stockholders —Diluted	30,604,384	10,189,248	30,269,463	8,494,651
Net (loss) income per share attributable to common stockholders —Basic	$(0.04)	$0.04	$0.00	$0.03
—Diluted	$(0.04)	$0.03	$0.00	$0.02

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because the effect of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	2,974,642	1,321,250	2,974,642	1,321,250
Restricted stock and restricted stock units	995,996	6,500	995,996	6,500
Total	3,970,638	1,327,750	3,970,638	1,327,750

10. Geographic Areas and Product Sales
The Company’s revenue by geographic area, based on the destination to which the Company ships its products, for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$44,380	$35,394	$127,484	$89,364
Japan	8,859	5,420	21,589	14,030
Other International	13,948	9,602	41,139	28,285
Total	$67,187	$50,416	$190,212	$131,679

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth revenue by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Neuro	$47,534	$36,309	$134,180	$102,363
Peripheral Vascular	19,653	14,107	56,032	29,316
Total	$67,187	$50,416	$190,212	$131,679
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
In the nine months ended September 30, 2016 and 2015, 33.0% and 32.1% of our revenue, respectively, was generated from customers located outside of the United States. A significant amount of our sales outside of the United States are denominated in the Euro and Japanese Yen, with some sales being denominated in British Pounds, Canadian dollars and Australian dollars. As a result, we have foreign exchange exposure, but do not currently engage in hedging. In the nine months ended September 30, 2016, no single hospital and only one distributor accounted for more than 10% of our sales.

We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the nine months ended September 30, 2016, we generated revenue of $190.2 million as compared to $131.7 million for the nine months ended September 30, 2015, which represents an increase of 44.5%, and in the nine months ended September 30, 2016, we generated a $0.2 million operating loss as compared to operating income of $2.4 million for the nine months ended September 30, 2015, which represents a decrease of 108.4%.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(in thousands, except for percentages)
Revenue	$67,187	100.0%	$50,416	100.0%	$190,212	100.0%	$131,679	100.0%
Cost of revenue	24,313	36.2%	16,919	33.6%	65,963	34.7%	44,079	33.5%
Gross profit	42,874	63.8%	33,497	66.4%	124,249	65.3%	87,600	66.5%
Operating expenses:
Research and development	6,497	9.7%	4,560	9.0%	17,762	9.3%	12,543	9.5%
Sales, general and administrative	37,740	56.2%	26,755	53.1%	106,685	56.1%	72,698	55.2%
Total operating expenses	44,237	65.8%	31,315	62.1%	124,447	65.4%	85,241	64.7%
(Loss) Income from operations	(1,363)	(2.0)%	2,182	4.3%	(198)	(0.1)%	2,359	1.8%
Interest income, net	631	0.9%	17	—%	1,700	0.9%	402	0.3%
Other expense, net	(360)	(0.5)%	(115)	(0.2)%	(856)	(0.5)%	(613)	(0.5)%
(Loss) Income before provision for income taxes	(1,092)	(1.6)%	2,084	4.1%	646	0.3%	2,148	1.6%
Provision for income taxes	14	—%	1,183	2.3%	787	0.4%	1,416	1.1%
Net (loss) income	$(1,106)	(1.6)%	$901	1.8%	$(141)	(0.1)%	$732	0.6%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Neuro	$47,534	$36,309	$11,225	30.9%
Peripheral Vascular	19,653	14,107	5,546	39.3%
Total	$67,187	$50,416	$16,771	33.3%
Revenue increased $16.8 million, or 33.3%, to $67.2 million in the three months ended September 30, 2016, from $50.4 million in the three months ended September 30, 2015. Our revenue growth resulted from further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses accounted for approximately two thirds and one third of the revenue increase, respectively, in the three months ended September 30, 2016.

Revenue from sales in the U.S. increased $9.0 million, or 25.4%, to $44.4 million in the three months ended September 30, 2016, from $35.4 million in the three months ended September 30, 2015. Revenue from sales in international markets increased $7.8 million, or 51.8%, to $22.8 million in the three months ended September 30, 2016, from $15.0 million in the three months ended September 30, 2015. Revenue from international sales represented 33.9% and 29.8% of our total revenue for the three months ended September 30, 2016 and 2015, respectively.
Revenue from our neuro products increased $11.2 million, or 30.9%, to $47.5 million in the three months ended September 30, 2016, from $36.3 million in the three months ended September 30, 2015. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market following the presentation and publication of MR. CLEAN trial results in the fourth quarter of 2014, which support endovascular treatment of stroke. We believe that these and other published trial results have led to increases in the number of procedures performed by specialist physicians using our products. Increased sales of Penumbra System products accounted for slightly less than half of the neuro revenue increase in the three months ended September 30, 2016. Further, increased sales of our neuro embolization products accounted for approximately 40% of the neuro revenue increase period over period. This increase was due to greater demand for our neuro coil products, which can fluctuate from period to period due to the number of procedures performed in a given period using our products. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $5.5 million, or 39.3%, to $19.7 million in the three months ended September 30, 2016, from $14.1 million in the three months ended September 30, 2015. Our peripheral embolization and peripheral thrombectomy products experienced strong volume growth in the period due to increases in the number of procedures, primarily due to the focused efforts of our dedicated peripheral vascular salesforce, which was established in the second half of 2014, and further market penetration of our products. Increased sales of Indigo System products accounted for slightly less than 40% of the peripheral vascular revenue increase in the three months ended September 30, 2016. Prices for our peripheral vascular products remained substantially unchanged during the period.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Cost of revenue	$24,313	$16,919	$7,394	43.7%
Gross profit	$42,874	$33,497	$9,377	28.0%
Gross margin %	63.8%	66.4%
Gross profit increased $9.4 million, or 28.0%, to $42.9 million in the three months ended September 30, 2016, from $33.5 million in the three months ended September 30, 2015. The increase in gross profit was primarily due to an increase in revenue from sales of our neuro and peripheral vascular products.
Gross margin decreased 2.6 percentage points to 63.8% in the three months ended September 30, 2016, from 66.4% in the three months ended September 30, 2015. The decrease in gross margin was due to new product launches, additional costs associated with hiring and training additional personnel and geographic and product mix.
Research and Development (R&D)

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
R&D	$6,497	$4,560	$1,937	42.5%
R&D as a percentage of revenue	9.7%	9.0%
R&D expenses increased by $1.9 million, or 42.5%, to $6.5 million in the three months ended September 30, 2016, from $4.6 million in the three months ended September 30, 2015. The increase was primarily due to a $1.1 million increase in personnel-related expenses due to an increase in headcount and a $0.5 million increase in product development, testing and clinical trial costs.

Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
SG&A	$37,740	$26,755	$10,985	41.1%
SG&A as a percentage of revenue	56.2%	53.1%
SG&A expenses increased by $11.0 million, or 41.1%, to $37.7 million in the three months ended September 30, 2016, from $26.8 million in the three months ended September 30, 2015. The increase was primarily due to a $7.0 million increase in personnel-related expenses due to a 59% increase in headcount as a result of additional personnel to support our growth and a $0.8 million increase due to marketing events.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Provision for income taxes	$14	$1,183	$(1,169)	(98.8)%
Effective tax rate	(1.3)%	56.8%
During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The discrete method of calculating the estimated effective tax rate involves the use of actual year-to-date information. The Company applied the discrete effective tax rate method for the periods ended September 30, 2016 and September 30, 2015, respectively. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the discrete effective tax rate method would provide a more reliable estimate in income tax expense for both periods.
Our provision for our income taxes decreased $1.2 million, to $14,000 in the three months ended September 30, 2016, from $1.2 million in the three months ended September 30, 2015. Our effective tax rate decreased to (1.3)% for the three months ended September 30, 2016, compared to 56.8% for the three months ended September 30, 2015. The decrease in rate was primarily attributable to an income tax benefit as a result of our domestic operating loss offset by an income tax expense from discrete items recorded for the three month period.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Neuro	$134,180	$102,363	$31,817	31.1%
Peripheral Vascular	56,032	29,316	26,716	91.1%
Total	$190,212	$131,679	$58,533	44.5%
Revenue increased $58.5 million, or 44.5%, to $190.2 million in the nine months ended September 30, 2016, from $131.7 million in the nine months ended September 30, 2015. Our revenue growth resulted from further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro business accounted for slightly more than half of the revenue increase in the nine months ended September 30, 2016.
Revenue from sales in the U.S. increased $38.1 million, or 42.7%, to $127.5 million in the nine months ended September 30, 2016, from $89.4 million in the nine months ended September 30, 2015. Revenue from sales in international markets increased $20.4 million, or 48.2%, to $62.7 million in the nine months ended September 30, 2016, from $42.3 million in the nine months ended September 30, 2015. Revenue from international sales represented 33.0% and 32.1% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively.
Revenue from our neuro products increased $31.8 million, or 31.1%, to $134.2 million in the nine months ended September 30, 2016, from $102.4 million in the nine months ended September 30, 2015. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market following the presentation and publication of

MR. CLEAN trial results in the fourth quarter of 2014, which support endovascular treatment of stroke. We believe that these and other published trial results have led to increases in the number of procedures performed by specialist physicians using our products. Increased sales of Penumbra System products accounted for slightly more than half of the neuro revenue increase in the nine months ended September 30, 2016. Further, increased sales of our neuro embolization products accounted for approximately 30% of the neuro revenue increase period over period. This increase was due to greater demand for our neuro coil products, which can fluctuate from period to period due to the number of procedures performed in a given period using our products. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $26.7 million, or 91.1%, to $56.0 million in the nine months ended September 30, 2016, from $29.3 million in the nine months ended September 30, 2015. Our peripheral embolization and peripheral thrombectomy products experienced strong volume growth in the period due to increases in the number of procedures, the focused efforts of our dedicated peripheral vascular salesforce, which was established in the second half of 2014, and further market penetration of our products. Increased sales of Indigo System products accounted for approximately 60% of the peripheral vascular revenue increase in the nine months ended September 30, 2016. Prices for our peripheral vascular products remained substantially unchanged during the period.
Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Cost of revenue	$65,963	$44,079	$21,884	49.6%
Gross profit	$124,249	$87,600	$36,649	41.8%
Gross margin %	65.3%	66.5%
Gross profit increased $36.6 million, or 41.8%, to $124.2 million in the nine months ended September 30, 2016, from $87.6 million in the nine months ended September 30, 2015. The increase in gross profit was primarily due to an increase in revenue from sales of our neuro and peripheral vascular products.
Gross margin decreased 1.2 percentage points to 65.3% in the nine months ended September 30, 2016, from 66.5% in the nine months ended September 30, 2015. The decrease in gross margin was due to new product launches, additional costs associated with hiring and training additional personnel and geographic and product mix.
Research and Development (R&D)

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
R&D	$17,762	$12,543	$5,219	41.6%
R&D as a percentage of revenue	9.3%	9.5%
R&D expenses increased by $5.2 million, or 41.6%, to $17.8 million in the nine months ended September 30, 2016, from $12.5 million in the nine months ended September 30, 2015. The increase was primarily due to a $2.4 million increase in personnel-related expenses due to an increase in headcount, a $1.2 million increase in consultant and contractor expenses and a $0.9 million increase in facilities and information technology expenses.
Sales, General and Administrative (SG&A)

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
SG&A	$106,685	$72,698	$33,987	46.8%
SG&A as a percentage of revenue	56.1%	55.2%
SG&A expenses increased by $34.0 million, or 46.8%, to $106.7 million in the nine months ended September 30, 2016, from $72.7 million in the nine months ended September 30, 2015. The increase was primarily due to a $20.7 million increase in personnel-related expenses due to a 59% increase in headcount as a result of additional personnel to support our growth, a $2.2 million increase in facilities and information technology expenses, a $2.2 million increase in travel-related expenses and a $2.0 million increase due to marketing events.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Provision for income taxes	$787	$1,416	$(629)	(44.4)%
Effective tax rate	121.8%	65.9%
During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The discrete method of calculating the estimated effective tax rate involves the use of actual year-to-date information. The Company applied the discrete effective tax rate method for the periods ended September 30, 2016 and September 30, 2015, respectively. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the discrete effective tax rate method would provide a more reliable estimate in income tax expense for both periods
Our provision from income taxes decreased $0.6 million, to $0.8 million in the nine months ended September 30, 2016, from $1.4 million in the nine months ended September 30, 2015. Our effective tax rate increased to 121.8% for the nine months ended September 30, 2016, compared to 65.9% for the nine months ended September 30, 2015. The increase in rate was primarily attributable to a shift in the ratio of operating income between jurisdictions.
Liquidity and Capital Resources
As of September 30, 2016, we had $229.9 million in working capital, which included $15.9 million in cash and cash equivalents and $126.0 million in marketable investments.
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. We believe these sources will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, including our research and development, and capital expenditures. To facilitate our growth, we may also lease or purchase additional facilities. We expect to continue to make investments as we launch new products, expand our manufacturing operations and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders and could require us to agree to covenants that limit our operating flexibility.

	September 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$15,856	$19,547
Marketable investments	125,975	129,257
Accounts receivable, net	36,635	29,444
Accounts payable	3,584	2,567
Accrued liabilities	33,760	25,581
Working capital(1)	229,879	216,213
__________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of period	$19,547	$3,290
Net cash used in operating activities	(10,051)	(12,631)
Net cash (used in) provided by investing activities	(3,520)	43,584
Net cash provided by financing activities	12,253	125,194
Cash and cash equivalents at end of period	15,856	159,098

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
Net cash used in operating activities was $10.1 million during the nine months ended September 30, 2016 and consisted of net loss of $0.1 million and non-cash items of $7.0 million offset by net changes in operating assets and liabilities of $16.9 million. The change in operating assets and liabilities include the increase in inventories of $14.0 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $5.5 million and an increase in accounts receivable of $7.1 million, partially offset by an increase in accrued expenses and other non-current liabilities of $8.8 million and accounts payable of $0.9 million, as a result of the growth in our business activities.
Net cash used in operating activities was $12.6 million during the nine months ended September 30, 2015 and consisted of net income of $0.7 million and non-cash items of $6.3 million offset by net changes in operating assets and liabilities of $19.7 million. The change in operating assets and liabilities include the increase in inventories of $18.0 million to support our revenue growth, an increase in accounts receivable of $7.4 million, an increase in prepaid expenses and other current assets and non-current assets of $1.7 million, partially offset by an increase in accrued expenses and other non-current liabilities of $5.9 million and accounts payable of $1.5 million, as a result of the growth in our business activities.
Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities relates primarily to proceeds from sales or maturities of marketable investments, offset by purchases of marketable investments and capital expenditures.
Net cash used in investing activities was $3.5 million during the nine months ended September 30, 2016 and consisted of capital expenditures of $7.1 million, partially offset by net proceeds from sales and maturities of marketable investments of $3.6 million.
Net cash provided by investing activities was $43.6 million during the nine months ended September 30, 2015 and consisted of the net proceeds from sales of marketable investments of $48.1 million partially offset by capital expenditures of $4.5 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities primarily relates to stock option exercises, issuance of stock under our ESPP and excess tax benefit from stock-based compensation.
Financing activities in the nine months ended September 30, 2016 provided net cash of $12.3 million due to excess tax benefit from stock-based compensation of $7.6 million, proceeds from exercises of stock options of $2.9 million, and proceeds from issuance of stock under our employee stock purchase plan of $3.8 million, partially offset by payment of employee taxes related to vested restricted stock of $2.0 million.
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
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2016 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Interest Rate Risk. We had cash and cash equivalents of $15.9 million as of September 30, 2016, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $126.0 million, which consisted primarily of corporate bonds, U.S. agency securities, commercial paper and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
Foreign Exchange Risk Management. We operate in countries other than the U.S., and, therefore, we are exposed to foreign currency risks. We bill most sales outside of the U.S. in local currencies, primarily the Euro and Japanese Yen, with some sales being denominated in British Pounds, Canadian dollars and Australian dollars. We expect that the percentage of our sales denominated in foreign currencies may increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. Dollars, a fluctuation in exchange rates could affect our net (loss) income. We do not believe an immediate 10% adverse change in foreign exchange rates would have a material effect on our results of operations. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
We do not believe that inflation and changes in prices had a significant impact on our results of operations for any periods presented on our condensed consolidated financial statements.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this review, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We were contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against the Company and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act and seeks both compensatory and punitive damages without a specific damages claim. Counsel for the claimant previously indicated that he expects that a jury could award $35 million in damages were this matter to go to trial. This amount is substantially in excess of our insurance coverage. The hospital defendant had requested indemnification from the Company, but was dismissed from the case in July 2016. The case is in the discovery phase, and we are unable to assess the merits of the plaintiff’s case. We intend to vigorously defend the litigation, as we believe there will be substantial questions regarding causation, liability and damages.
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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: November 3, 2016
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)