Form 10-K
period 2016-12-31
Penumbra Inc
filed 2017-02-28
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes:  ☒   No:  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes:  ☐   No:  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period     that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes:  ☒    No:  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes:  ☐  No:  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by nonaffiliates was approximately $1.5 billion, based on the closing price as reported on the New York Stock Exchange as of such date.
As of January 31, 2017, the registrant had 31,941,821 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders, which is to be filed not more than 120 days after the registrants fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Penumbra is a global healthcare company focused on interventional therapies. We design, develop, manufacture and market innovative devices and have a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets, neuro and peripheral vascular. The conditions that our products address include, among others, ischemic stroke, hemorrhagic stroke and various peripheral vascular conditions that can be treated through thrombectomy and embolization procedures.
Our team focuses on developing, manufacturing and marketing products for use by specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists and vascular surgeons. We design our products to provide these specialist physicians with a means to drive improved clinical outcomes.
Since our founding in 2004, we have had a strong track record of organic product development and commercial expansion that has established the foundation of our global organization. Some of our selected accomplishments include:

•	launching our first product, for neurovascular access, in the United States in 2007;

•	establishing our direct neuro salesforce in the United States and Europe in 2008;

•
launching the first U.S. Food and Drug Administration (FDA)-cleared, aspiration catheter for the treatment of ischemic stroke patients in 2008, and launching five subsequent generations of that product;

•	launching our first neurovascular coil for the treatment of brain aneurysms in 2011;

•	launching our first peripheral vascular product in 2013;

•	establishing our direct peripheral vascular salesforce in the United States and Europe in 2014; and

•	launching our first peripheral thrombectomy products for the treatment of venous disease in 2015.

We attribute our success to our culture built on cooperation, our highly efficient product innovation process, our disciplined approach to product and commercial development, our deep understanding of our target end markets and our relationships with specialist physicians. We believe these factors have enabled us to rapidly innovate in a highly capital-efficient manner.
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $263.3 million, $186.1 million and $125.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. This represents annual increases of 41.5% and 48.3%, respectively. We generated an operating loss of $1.4 million for the year ended December 31, 2016 and operating income of $4.2 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively.

Our Markets
We concentrate on improving treatment outcomes for patients with certain forms of vascular disease. Vascular disease refers to any condition that affects the circulatory system and typically manifests as a blockage or rupture of an artery or a vein. When the treatment for vascular disease is performed from within a vessel, it is referred to as an endovascular procedure. Endovascular device markets are conventionally classified according to the anatomic location of the disorder, and are generally divided into neurovascular, peripheral vascular and cardiovascular. We currently operate in the neuro and peripheral vascular markets. In both of these markets, our main product technologies include thrombectomy devices to remove clots and embolization devices to treat aneurysms and to occlude vessels.
While reliable third party data is not available for markets outside the United States, we believe that there is a substantial additional market for our neuro and peripheral vascular products in the rest of the world.

The Neuro Market
The neuro market is comprised of vascular diseases and disorders in the brain, including ischemic stroke, hemorrhagic stroke, brain aneurysms and other conditions. The American Heart Association (AHA) and the American Stroke Association (ASA) estimate that in 2013 the worldwide prevalence of all forms of stroke was 25.7 million and stroke was a leading cause of serious long-term disability and the second-leading cause of death. In the United States, the AHA and ASA estimate that approximately 795,000 strokes occur annually, and stroke is the leading cause of serious long-term disability. The AHA and ASA estimate that in 2013 stroke was the fifth leading cause of death in the United States. On average, every 40 seconds, someone in the United States suffers stroke, and someone dies of a stroke approximately every four minutes. According to the AHA and ASA, total direct and indirect costs of stroke in the United States were approximately $105 billion in 2012 and are projected to reach $240 billion by 2030.
The principal neuro markets that we operate in are:

•
Ischemic Stroke: Ischemic strokes, caused by the blockage of an artery in the brain, represent approximately 87% of strokes, or approximately 690,000 patients annually, in the United States. Of these cases, we estimate more than 150,000 are treatable with mechanical thrombectomy, which involves removal of the clot causing the blockage by mechanical means and restoring blood flow to the blocked vessels. Studies have shown that patients treated with mechanical thrombectomy had improved functional outcomes compared with treatment with clot-busting drugs such as tPA alone. We estimate that 17,000 patients in the United States were treated with mechanical thrombectomy in 2015.

•
Brain Aneurysm: An aneurysm is a weak area in a blood vessel that usually enlarges and is often described as a “ballooning” of the blood vessel. According to the AHA and ASA, approximately 1.5% to 5.0% of the general population has or will develop a brain aneurysm and about 3 to 5 million people in the United States may currently have a brain aneurysm. If a patient has had an aneurysm, there is a 15% to 20% likelihood that the patient will have one or more additional aneurysms. The primary endovascular procedure for treating unruptured aneurysms uses a repair technique called embolization, in which the aneurysm is packed with coils in a minimally invasive procedure. Based on independent market research, in 2015, there were approximately 45,000 brain aneurysm procedures in the United States, of which approximately 35,000 were endovascularly treated.

•
Hemorrhagic Stroke: Hemorrhagic strokes are caused by the sudden rupture of a brain artery that leads to bleeding into or around the brain. Brain aneurysms and arteriovenous malformations (AVMs) can both cause hemorrhagic stroke. According to independent sources, every year 0.05% to 0.5% of people with a brain aneurysm and 1.0% to 3.0% of people with an AVM may suffer from bleeding. Once an aneurysm or an AVM bleeds, the chance of death is 30-40% and 10-15%, respectively. Intracerebral hemorrhage (ICH), a type of hemorrhagic stroke, occurs when a vessel within the brain bursts, allowing blood to leak inside the brain. There are an estimated 65,000-80,000 cases of ICH in the United States each year.

In addition to products specifically addressing these disease states, we operate in the market for neuro access products, which facilitate the delivery of interventional treatments in the brain.

The Peripheral Vascular Market
Peripheral vascular diseases are vascular diseases occurring in vessels outside of the brain or heart. Peripheral vascular diseases are very similar to those experienced in the neurovasculature. Just as the disruption of blood flow to the brain has high mortality and morbidity, disruptions in the peripheral vasculature can also have serious adverse consequences.
The principal peripheral markets that we operate in are:

•
Peripheral Thrombectomy: There are more than one million incidences of clot in the peripheral vasculature each year in the United States and we estimate that approximately 150,000 are interventionally treated.

◦
Venous Thromboembolism (VTE): Deep Vein Thrombosis, (DVT) and Pulmonary Embolism (PE) are collectively referred to as VTE. DVT occurs when a blood clot develops in veins deep in the body and PE occurs when a blood clot becomes lodged in the lung. DVT can result in PE if a blood clot in the leg breaks loose and travels to the lungs. According to the Centers for Disease Control and Prevention (CDC), up to 900,000 people are affected by VTE each year in the United States, of which we estimate up to 600,000 are incidences of DVT. It is estimated that one-third of people with VTE will have a recurrence within 10 years, and it is estimated that there are more than 100,000 VTE-related deaths in the United States annually.

◦
Peripheral Artery Occlusion (PAO): PAO occurs when a blood clot develops in major peripheral arteries. We estimate that there are approximately 175,000 incidences of PAO each year in the United States.

•
Peripheral Embolization: Coil embolization is used to treat numerous conditions in the peripheral vasculature including aneurysms, hemorrhage, endoleaks and varicoceles. Based on independent market research, in 2015 there were approximately 45,000 peripheral vascular embolization coil procedures in the United States. We estimate that one-third of coils used in the United States are detachable coils, with the remainder being pushable coils.
Our Product Portfolio
Since our founding in 2004 we have developed a product portfolio including 16 product brands in 6 product families within two major markets. The following table summarizes our product offerings.

Product Families		Key Product Brands	Descriptions

NEURO	Neurovascular Access	Neuron Neuron MAX Select BENCHMARK DDC PX SLIM Velocity	Neurovascular access systems designed to provide intracranial access for use in a wide range of neurovascular therapies
	Neuro Thrombectomy (Ischemic Stroke)	Penumbra System, including ACE	Aspiration based thrombectomy systems and accessory devices
		3D (investigational device)	Revascularization device designed for mechanical thrombectomy
	Neurovascular Embolization (Brain Aneurysms)	Penumbra Coil 400	Neurovascular embolization coiling system designed to treat patients with large aneurysms and other large neurovascular lesions
		Penumbra SMART COIL	Neurovascular embolization coiling system designed to treat patients with all sizes of aneurysms and other neurovascular lesions
		LIBERTY Stent (investigational device)	Neurovascular stent for stent-assisted coiling in large and wide-neck aneurysms
	Neurosurgical Tools (Hemorrhagic Stroke)	Apollo System	Neurosurgical aspiration tools for the removal of tissue and fluids
PERIPHERAL VASCULAR	Peripheral Embolization	Ruby Coil	Large-volume, detachable embolic coil system for peripheral embolization
		LANTERN	Microcatheter for delivery of detachable coils and occlusion devices
		POD (Penumbra Occlusion Device)	Detachable, microcatheter-deliverable occlusion device designed specifically to occlude peripheral vessels
		POD Packing Coil	Complementary device for use with Ruby Coil and POD for vessel occlusion
	Peripheral Thrombectomy (VTE and PAO)	Indigo System	Aspiration-based thrombectomy system for peripheral applications

Neuro Products
Our neuro products fall into the following broad product families:
Neuro Thrombectomy Products
Our Penumbra System brand of products offers a form of mechanical thrombectomy used by specialist physicians to revascularize blood vessels that are blocked by clots in the intracranial vasculature. These products are aspiration-based. The Penumbra System is a fully integrated mechanical thrombectomy system consisting of reperfusion catheters and separators, aspiration tubing and aspiration pump.
Penumbra System Reperfusion Catheters are the cornerstone of the Penumbra System and are manufactured using a variety of proprietary processes and materials science innovations. Our reperfusion catheters are cleared by the FDA for use in revascularization of patients with acute ischemic stroke.
The ACE family of catheters features a unique design, large lumen diameter and other developments that result in significantly greater aspiration power and improved trackability compared to our earlier original Penumbra System and Penumbra MAX products. We believe these design features contribute to improved clinical outcomes and reduced procedure times.

Penumbra Separators enable a physician to remove an aspirated clot that has aggregated in the reperfusion catheter during the procedure. The Separators were an important component of our earlier Penumbra System due to the smaller diameter of our original reperfusion catheters. With the launch of our larger diameter ACE catheters, Separators are less frequently used by physicians today than they were with earlier generation reperfusion catheters.
3D is a revascularization component of the Penumbra System that allows a physician to combine direct aspiration with the “stent retriever” technology. The successful results of a clinical study evaluating Penumbra’s 3D device were announced in July 2016. We are pursuing clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FD&C Act) and additional CE Mark approval for 3D.
Penumbra Pump MAX is connected to our reperfusion catheters and provides the aspirating suction force. We developed our proprietary pump as a fully-integrated system specifically for mechanical thrombectomy by aspiration. We have standardized the Penumbra Pump MAX to work with all generations of our reperfusion catheters.
Neuro Embolization Products
Penumbra Coil 400 is a family of detachable coils, developed to offer an improved alternative for the treatment of larger aneurysms and other larger, more complex lesions. We implemented several proprietary design innovations to enable the coil to maintain shape while achieving biomechanically stable occlusion. Given the size and handling of Penumbra Coil 400, it is able to achieve higher packing density with fewer coils compared to competitive coiling systems.
Penumbra SMART COIL is a family of detachable coils, designed to treat patients with a wide range of neurovascular lesions, including the small and medium sized aneurysms that comprise the majority of the neurovascular coiling market. The design of Penumbra SMART COIL allows the level of softness to be determined not only by the diameter of the platinum filament, but also by a structural component inside the coil itself. This development enables Penumbra SMART COIL to become progressively softer within the span of an individual coil.
Neuro Access Products
Most endovascular procedures require access to the diseased area using guidewires and catheters. Accessing the brain through the tortuous neurovasculature has been a substantial challenge for physicians treating vascular disorders in the brain. Companies that developed catheters and other products for neurovascular applications historically leveraged technologies developed for use in coronary or peripheral vascular interventions. This approach created challenges given the vastly different anatomy, structure and sizing of the neurovascular vessels.
The Neuron family of guide catheters and the Penumbra distal delivery catheters enable many endovascular procedures in the tortuous anatomy of the neurovasculature. The Neuron delivery catheter is a variable stiffness guide catheter with increased support in the aortic arch, easier access and trackability into the intracranial vasculature. The design of Neuron enables physicians to position the catheter much higher in the anatomy than conventional guide catheters.
The BENCHMARK catheter features additional improvements in aortic arch support, ease-of-use and trackability. In addition to improved proximal support in the arch through multi-geometry metal reinforcement, the distal tip is softer and more trackable, while maintaining distal shaft radiopacity for improved visualization. The BENCHMARK also is available pre-packaged with a Select catheter to obviate the need for a neurovascular guide catheter exchange, which may reduce the number of devices needed per procedure and shorten procedure times.
Neurosurgical Products
The Apollo System leverages our expertise in thrombectomy and access to offer a minimally invasive approach to surgical removal of fluid and tissue from the ventricles and cerebrum. The Apollo System is comprised of two primary components: the Apollo wand that is inserted into the brain through an endoscope, which, in turn, is inserted through a small burr hole into the skull; and a reusable hardware device that delivers vacuum, irrigation and vibrational energy along the disposable wand to the site of the hemorrhage.

Peripheral Vascular Products
The peripheral vasculature presents unique challenges that differ from the neurovasculature. Many peripheral arteries and veins are significantly larger than those found in the brain and therefore have higher blood flow rates. More importantly, they must be able to accommodate larger pressure gradients and sustain structural integrity despite substantial movement and flexing of the organs and musculature that surround them. Imaging can also be more challenging as physicians have to view their equipment through many more layers of organs and tissue than in the brain.
Our peripheral vascular products fall into the following broad product families:

Peripheral Vascular Embolization
Ruby Coil System
The Ruby Coil System consists of detachable coils that are specifically designed for peripheral applications. The Ruby coils have a controlled mechanical detachment mechanism that permits the physician to deliver and reposition the coil until the final satisfactory position is reached before detachment.
The Ruby Coil System is used in a variety of clinical applications, including, but not limited to:

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
LANTERN
The Penumbra LANTERN Delivery Microcatheter is a low-profile microcatheter with a high-flow lumen that enables large-volume coil delivery. LANTERN features a radiopaque distal shaft for enhanced visibility and dual distal marker bands for precise coil deployment in tortuous anatomy.
POD (Penumbra Occlusion Device) System
POD addresses a specific need in the peripheral embolization market to rapidly and precisely occlude a target vessel. Our POD device utilizes technology that delivers both variable sizing and variable softness to provide a single device solution for rapid and precise embolization of the target vessel. The technology achieves this range of features through the design of a distal anchoring segment, thereby immediately anchoring the device in a range of vessel diameters. The proximal segment of the POD achieves dense occlusion by packing a softer, smaller diameter segment tightly behind the anchored portion.
The POD Packing Coil is a complementary device for use with our other peripheral embolization products. It is uniquely designed to pack densely behind Ruby Coils and POD to occlude arteries and veins throughout the peripheral vasculature including aneurysms. Both POD and POD packing coil are detached instantly with the sterile detachment handle.
Peripheral Thrombectomy
Indigo System
The Indigo System was designed for continuous aspiration mechanical thrombectomy (CAT), leveraging the success of the Penumbra System in ischemic stroke. It is an easy to use thrombectomy system that is powerful, highly trackable, and suited to a wide range of clot morphology in both the peripheral arterial and venous systems. The principal components include:

•
Continuous Aspiration Mechanical Thrombectomy Catheters are robust, durable, trackable and suited for the peripheral anatomy. We have introduced four sizes of catheters (CAT3, CAT5, CAT6 and CAT8) for use in a range of peripheral vessels.

•
Indigo Separator is advanced and retracted through the CAT catheter at the proximal margin of the primary occlusion to facilitate clearing of the thrombus from the catheter tip. In the peripheral vessels, clots often form in long segments and are more resistant to traditional aspiration techniques. The Indigo System with the Separator enables a practitioner to remove a wide range of clot morphology from the body.

•
Penumbra Pump MAX is connected to our CAT catheters and provides the aspirating suction force. We developed our proprietary pump as a fully-integrated system specifically for mechanical thrombectomy by aspiration.

 Research and Development
Our research and development team has a track record of product innovation and significant product improvements. Since inception, we have introduced 16 products brands in either the United States, international markets, or both. Our research and development expenses totaled $23.9 million, $18.0 million and $15.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We believe our ability to rapidly develop innovative products is in large part attributable to the fully integrated product innovation process that we have implemented, and the management philosophy behind that process. In addition, we have recruited and retained engineers with both significant experience in the development of medical devices as well as engineers directly from undergraduate and graduate programs that have become immediately productive within our development process. Substantially all of our research and development efforts are based at our campus in Alameda, California.
Manufacturing
We currently maintain our manufacturing facilities at our campus in Alameda, California and currently produce substantially all of our products in-house. Our manufacturing facilities are EN ISO 13485 compliant with ISO 13485-2003 certification achieved in 2005. In 2007, we achieved compliance with MDD standards, allowing our products to be CE marked. We use annual internal audits to ensure strong quality control practices. An internal, on-going staff training and education program contributes to our quality assurance program; training is documented and considered part of the employee evaluation process.
Sales and Marketing
We sell our products directly in the United States, most of Europe, Canada and Australia. We have complemented our direct sales organization with distributors in Japan and most other international markets. We have regulatory clearance/approval to sell certain of our neurovascular access, ischemic stroke, neurovascular embolization, peripheral embolization and peripheral thrombectomy products in two of our three major markets, the United States and Europe, with the exception of Penumbra’s 3D device which has been approved in Europe but not cleared in the United States. In our third major market, Japan, we have regulatory approval to sell our ischemic stroke, neurovascular embolization and peripheral embolization products. Specifically, our Penumbra Coil 400 products are used for peripheral embolization in Japan, and have received regulatory approval for that use in that market.
We currently sell our products to hospitals in the United States through our dedicated salesforce in our two major markets, neuro and peripheral vascular. Our sales representatives and sales managers generally have substantial medical device experience and market our products directly to a variety of specialist physicians engaged in the treatment of neurovascular and peripheral vascular disorders, who are the end users of our products and significantly influence hospital buying decisions relating to medical devices. We are focused on developing strong relationships with specialist physicians and devote significant resources to training and educating physicians in the use and benefits of our products. The principal specialist physicians in our two target end markets include:

•	Neuro: Interventional neuroradiologists, neurosurgeons and interventional neurologists.

•	Peripheral vascular: Interventional radiologists and vascular surgeons.
In addition to our direct sales organizations, we work with distributors in certain geographic areas where we have determined that selling through distributors is likely to be more effective. The largest market where we sell our products through a distributor is Japan, with Medico’s Hirata Inc. as our distributor.
Our direct sales have been, and we anticipate will continue to represent, a majority of our revenues. In 2016, direct sales accounted for approximately 82.1% of our revenue, with the balance generated by independent distributors that sell our products outside of the United States.
Backlog
We typically accept and ship orders on the day purchase orders are received or the next business day. Furthermore, if requested, we generally permit customers to cancel or reschedule without penalty. As a result, we do not believe that our backlog at any particular time is material, nor is it a reliable indication of future revenue.
Reimbursement
In the United States, hospitals are the purchasers of our products. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid and private health insurance plans, for the total healthcare services required to treat the patient. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for inpatient treatment at a fixed rate based on the diagnosis-related group (DRG) as determined by the U.S. Centers for Medicare and Medicaid Services (CMS). The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific medical device used in that procedure. Medicare rates for the same or similar procedures vary due to geographic location, nature of facility in which the procedure is performed (i.e., teaching or community hospital) and other factors. While private payors vary in their coverage and payment policies, most look to coverage and payment by Medicare as a benchmark by which to make their own decisions.
Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, not cost-effective, or used for a non-approved indication. We cannot assure you that government or private third-party payors will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.
Outside the United States, market acceptance of medical devices depends partly upon the availability of reimbursement within the prevailing healthcare payment system. Reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. A small number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic sense to do so.
The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in international markets will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and results of operations. These pressures can arise from rules and practices of insurers and managed care organizations, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, medical device reimbursement policies and pricing in general. Our ability to achieve market acceptance or significant sales volume will depend in large part on the availability of coverage and the level of reimbursement for procedures performed using our products under healthcare payment systems in such markets.
All third-party reimbursement programs, whether government funded or insured commercially, whether in the United States or internationally, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. These types of programs and legislative or regulatory changes to reimbursement policies could potentially limit the amount which healthcare providers may be willing to pay for medical devices.
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neurovascular and peripheral vascular medical devices. Our most notable competitors are Boston Scientific, Johnson & Johnson, Medtronic, Stryker and Terumo. All of these competitors are large, well-capitalized companies with significantly more market share and resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We also compete with a number of smaller medical device companies that have single products or a limited range of products. Some of our competitors have:

•	significantly greater name recognition;

•	broader or deeper relations with healthcare professionals, customers, group purchasing organizations, and third-party payors;

•	more established distribution networks;

•	additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and

•	greater financial and human resources for product development, sales and marketing and patent litigation.
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
As of December 31, 2016, we owned 22 issued patents globally, of which nine were U.S. patents. As of December 31, 2016, we owned and/or had rights to 50 pending patent applications, of which 14 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, nine of our issued patents are currently expected to expire between 2024 and 2025; five of these patents relate to components of the Penumbra System and the Indigo System, one of these patents relates to methods performed by the Apollo System, and three of these patents relate to components of devices that have not been commercialized. An additional four of our issued patents, which relate to components of devices that have not been commercialized, are expected to expire between 2026 and 2027. The remaining nine of our issued patents, which relate to the components of the Penumbra Coil 400 and Ruby Coil System, are currently expected to expire after 2027. Our issued patents relate to the following main areas: mechanical thrombectomy, coil embolization, treatment of aneurysm and treatment of intracranial hemorrhage. Our pending patent applications relate primarily to the following seven main areas: mechanical thrombectomy, coil embolization, coronary atherectomy, blood filtration, treatment of patients with intracranial hemorrhage, chemotherapy dosage tracking, and stroke diagnosis. Some of our pending patent applications pertain to components and methods of use associated with currently commercialized products. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors-Risks Related to Our Intellectual Property” for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 12 U.S. trademark registrations and six foreign trademark registrations as of December 31, 2016. Included in the registered trademarks is a mark with our company name and logo.
We also seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information.
Government Regulation
Our products are medical devices subject to extensive and ongoing regulation by the FDA under the FD&C Act and its implementing regulations, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries under other statutes and regulations. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, pricing and discounts, post-marketing surveillance and interactions with healthcare professionals. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of Warning letters, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.
United States
FDA’s Premarket Clearance and Approval Requirements
Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, unless it is exempt, or a premarket approval from the FDA. Medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from premarket notification under Section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, postmarket surveillance, patient registries, and guidance documents. A manufacturer may be required to submit to the FDA a premarket notification requesting permission to commercially distribute some Class II devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a premarket approval application (PMA). However, there are some Class III devices for which the FDA has not yet called for a PMA. For these devices, the manufacturer must submit a premarket notification and obtain 510(k) clearance in order to commercially distribute these devices. The FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner.
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
There are three types of 510(k)s: traditional, special and abbreviated. Special 510(k)s are typically for devices that are modified and the modification needs a new 510(k) but does not affect the intended use or alter the fundamental scientific technology of the device. Abbreviated 510(k)s are for devices that conform to a recognized standard. The special and abbreviated 510(k)s are intended to streamline review, and the FDA intends to process special 510(k)s within 30 days of receipt.
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
Clinical Trials
Clinical trials are almost always required to support premarket approval and are sometimes required for 510(k) clearance. In the United States, for significant risk devices, these trials require submission of an application for an Investigational Device

Exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. We, the FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.
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

•
corrections and removal reporting regulations, which require that manufactures report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health; and

•
post market surveillance regulations, which apply to certain Class II or Class III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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
Regulatory Inspections
We are subject to periodic inspections by the FDA and other regulatory entities, such as a European Notified Body, related to the regulatory requirements that apply to medical devices designed and manufactured, and clinical trials sponsored, by us. When the FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations, or Form FDA 483. If we receive a notice of inspectional observations or deficiencies from the FDA following an inspection, we would be required to respond in writing, and would be required to undertake corrective and/or preventive or other actions in order to address the FDA’s or other regulators’ concerns. Failure to address the FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions.
In 2015, the FDA conducted inspections that resulted in the issuance of two Form FDA 483s - one related to monitoring at certain clinical trial sites and one related to our procedures for completing and documenting effectiveness checks for Corrective and Preventative Action (CAPA). We provided timely responses to both Form FDA 483s and implemented appropriate changes. As to both Form FDA 483s, the FDA indicated that our responses and actions appeared adequate and noted that they may verify the actions taken during future inspections. The FDA may conclude in subsequent inspections that we have not adequately responded to its observations or carried out all necessary corrective actions related to the two 2015 Form FDA 483s, and could take action against us without further notice. Action by the FDA against us could result in monetary fines or require us to take further corrective actions, which could be expensive and time-consuming to complete and could impose additional burdens and expenses, and could even require us to discontinue our investigational studies.
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
There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the federal Anti-Kickback Statute. These statutory exceptions and safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they may not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the federal Anti-Kickback Statute was amended under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (Affordable Care Act), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act which is discussed below. Penalties for violations of the anti-kickback statute include, but are not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from Medicare, Medicaid and other federal healthcare programs, and the curtailment or restructuring of operations. Various states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state laws may be broader in scope in that some of these state laws extend to all payors and may not contain safe harbors. In addition, many foreign jurisdictions in which we operate have similar laws and regulations.
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
Sunshine Act. The Affordable Care Act also included a provision, commonly referred to as the Sunshine Act. This provision requires that any manufacturer of a covered device that provides payment or other transfer of value to a physician or teaching hospital, or to a third party at the request of a physician or teaching hospital, must submit to CMS information about the payment or other transfer of value annually, with the reported information to be made public on a searchable website. Similar laws have been enacted in foreign jurisdictions, including France.

Foreign Corrupt Practices Act and Anti-Bribery Laws. The Foreign Corrupt Practices Act (FCPA) prohibits U.S. companies and their representatives from offering or making payments to foreign officials for the purpose of securing a business advantage. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign government official for purposes of the FCPA. Similar anti-bribery laws are in effect in many of the countries in which we operate.
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
Employees
As of December 31, 2016, we had approximately 1,500 employees worldwide. None of our U.S. employees are represented by a collective bargaining agreement. Some of our employees outside of the United States are subject to mandatory, industry-specific collective bargaining agreements or the protections of statutory works councils as required by local law. We have never experienced a work stoppage. We believe our employee relations are good.
Facilities
We maintain approximately 295,000 square feet of research and development, manufacturing and administrative facilities in six buildings at our campus in Alameda, California. The leases for these six buildings expire in 2029 to 2031, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through December 31, 2025, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease is 117,325 square feet of which 15,882 square feet was added to the lease in 2016. The Company has a right of first offer to lease any space that becomes available after such date.
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
We were founded in 2004 and did not generate any revenue until 2007. Moreover, while we have successfully developed, obtained regulatory clearance or approval for, and introduced a number of products in the neuro market since 2007, we first introduced products in the peripheral vascular and neurosurgical markets in 2013 and 2014, respectively. Accordingly, we only have a limited operating history upon which investors can evaluate our business and prospects, and this limited operating history may not be indicative of our future results. We incurred operating losses in 2013 and 2016. We can give no assurance that we will be profitable or cash flow positive in the future.
Our general and administrative and sales and marketing expenses have increased, and we expect that they will continue to increase, to support our anticipated growth. We have also expended significant amounts on research and development to develop and fund clinical testing of our products, and we expect to continue to do so. We also expend significant amounts on maintaining inventory levels of raw materials, components and finished products to meet anticipated customer demand. In addition, our coil products are sold on a consignment basis, which requires us to expend significant amounts on inventory that is placed at many customer locations. Our ability to sustain our growth and profitability and operate cash flow positive may be influenced by many factors, including:
•our ability to achieve and maintain market acceptance of our products;
•unanticipated problems and additional costs relating to the development and testing of new products;
•our ability to introduce, manufacture at scale, build new inventory and commercialize new products;
•our ability to produce sufficient quantities of our products to meet demand;
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and peripheral vascular devices. Our most notable competitors are Boston Scientific, Johnson & Johnson, Medtronic, Stryker and Terumo. All of these competitors are large, well-capitalized companies with longer operating histories and significantly greater resources than us. We also compete with a number of smaller medical device companies that have a single product or a limited range of products. Our competitors may be able to spend more on product development, marketing, sales and other product initiatives, or be more focused in their spending and activities, than we can. Some of our competitors have:

•	significantly greater name recognition;

•	broader or deeper relations with healthcare professionals, customers, group purchasing organizations and third-party payors;

•	more established distribution networks;

•	additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and

•	greater financial and human resources for product development, sales and marketing and patent litigation.
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
Currently, the primary users of our products are specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists and vascular surgeons. We may enter new target end markets in the future. Our revenue growth will depend in part on our ability to convince specialist physicians in our existing and future target end markets of our products’ efficacy, to educate them in the proper use of our products and to sell our products to their affiliated hospitals. Convincing specialist physicians to use new products and to dedicate the time and energy necessary for adequate education in the use of our products is challenging, especially in new markets where treatments using our products are not established. Expanding our customer base in existing or new target end markets may require, among other things, additional clinical evidence supporting patient benefits, training in a manner to which we are not accustomed, or other resources that we do not readily have available or are not cost effective for us to provide. If we are unable to convert specialist physicians in existing or new target end markets to the use of our products, our sales growth will be limited, which could materially adversely affect our business, results of operations, financial condition or cash flows.
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
Our ability to commercialize new products successfully in both the United States and international markets depends in part on the availability of, and hospitals’ ability to obtain, adequate levels of third-party reimbursement for the procedures in which our products are used. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a device used in a procedure has not received appropriate FDA or other governmental regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Our ability to commercialize our products successfully will depend, in large part, on the extent to which adequate reimbursement levels for the cost of their use are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations. Further, healthcare in the United States and international markets is also being affected by economic pressure to contain reimbursement levels and costs. Changing reimbursement models could materially adversely affect our business, results of operations, financial condition or cash flows.

We have generated a significant portion of our revenue and revenue growth from a limited number of product families, and our revenue and business prospects would be adversely affected if sales of any of these product families were to decline.
We have generated most of our revenue and revenue growth from a limited number of product families. If any one or more of these product families were adversely affected because of regulatory, third-party reimbursement or intellectual property issues or any other reason, or if one of our competitors introduced one or more products that specialist physicians believe are superior to our products, our revenue from one of these product families could decline. A significant decline in our sales of any of these product families could also negatively impact our financial condition and our ability to conduct product development activities, and therefore negatively impact our business prospects.
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
We currently maintain our manufacturing operations at our campus in Alameda, California. We currently produce substantially all of our products at this facility, and we do not have redundant facilities. We may need to expend significant capital resources and increase the size of our manufacturing capabilities as we grow our business. We could, however, encounter problems related to:

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
Maintaining a significant inventory of raw materials, components and finished goods, including coils, also subjects us to the risk of inventory excess and obsolescence, which may lead to a permanent write-down or write-off of our inventory. While in inventory, our components and finished goods may become obsolete, and we may over-estimate the amount of inventory needed, which may lead to excessive inventory. In these circumstances, we would write-down or write-off our inventory, and we may be required to expend additional resources or be constrained in the amount of end product that we can produce. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire, resulting in a decrease in value and potentially a permanent write-down of our inventory. For example, we recorded write downs of $2.7 million, $1.2 million and $1.9 million for excess and obsolete inventory in 2016, 2015 and 2014, respectively. In the event that a substantial portion of our inventory becomes excess or obsolete, it could materially adversely affect our results of operations.
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
The medical device industry has historically been subject to extensive litigation over product liability claims. There are high rates of mortality and other complications associated with some of the medical conditions suffered by the patients whom specialist physicians use our devices to treat, and we may be subject to product liability claims if our products cause, or merely appear to have caused, an injury or death. In addition, an injury or death that is caused by the activities of our suppliers, such as those that provide us with components and raw materials, or by an aspect of a treatment used in combination with our products, such as a complementary drug or anesthesia, may be the basis for a claim against us by patients, hospitals, health-care providers or others purchasing or using our products, even if our products were not the actual cause of such injury or death. For example, in February 2016, a product liability lawsuit was filed against Penumbra by a claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used, see Legal Proceedings in Part I, Item 3 of this Form 10-K. An adverse outcome involving one of our products could result in reduced market acceptance and demand for all of our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our premarket notifications or applications for marketing. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operation, financial condition or cash flows.
Although we carry product liability insurance in the United States and in other countries in which we conduct business, including for clinical trials and product marketing, we can give no assurance that such coverage will be available or adequate to satisfy any claims. Product liability insurance is expensive, subject to significant deductibles and exclusions, and may not be available on acceptable terms, if at all. If we are unable to obtain or maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could materially adversely affect our business, financial condition and results of operations. Defending a suit, regardless of its merit or eventual outcome, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in reduced acceptance of our products in the market, product recalls or market withdrawals.
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
Our future success depends in part upon establishing an interventional stroke care pathway in the United States that integrates the use of endovascular thrombectomy into the treatment of ischemic stroke.
The stroke care pathway in the United States generally begins with emergency responders who are responsible for transporting the patient to a hospital facility. With a small number of exceptions (such as for trauma), emergency responders in the United States generally operate under a protocol that transports patients to the nearest hospital, which decreases the likelihood that the patient will be transported to a stroke center that has a developed stroke team and an interventional approach to the treatment of stroke. Further, there is no agreed upon standard of care among physicians or hospitals regarding the treatment of ischemic stroke patients, and treatment protocols vary according to the particular hospital, often resulting in significant delays and gaps in patients being assessed for and receiving interventional treatment. The absence of a uniform protocol among hospitals and among physicians within the same hospital means that we have to educate each hospital and stroke center about protocols that integrate our products for the treatment of stroke.
We believe that the stroke care system in the United States has not been historically geared towards interventional treatment of stroke due to the absence of clinical evidence that interventional techniques were effective. Our and our competitors’ ability to alter the existing stroke care pathway may depend on whether we and our competitors are successful in using recent positive clinical studies to convince specialist physicians that intervention yields superior clinical results relative to cases where intervention is not used.
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
In addition, the FDA and regulators outside of the United States may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components. In the case of a device with clearance under Section 510(k) of the FD&C Act, referred to as a 510(k), we may be required to submit a new 510(k) if a change in a raw material or component supplier results in a change in a material or component supplied that is not within the 510(k) cleared device specifications. If we need to establish additional or replacement suppliers for some of these materials or components, our access to the materials or components might be delayed while we qualify such suppliers and obtain any necessary FDA approvals or clearances. Our suppliers may also be subject to regulatory inspection and scrutiny. Any adverse regulatory finding or action against those suppliers could impact their ability to supply us with raw materials and components for our products.
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
For the years ended December 31, 2016, 2015 and 2014, we derived 33.1%, 31.6% and 33.9%, respectively, of our revenue from international sales. International sales are subject to a number of risks and challenges, including:

•	reliance on distributors;

•	varying coverage and reimbursement policies, processes and procedures;

•	difficulties in staffing and managing international operations from which sales are conducted;

•	difficulties in penetrating markets in which our competitors’ products or alternative procedures that do not use our products are more established;

•	reduced protection for intellectual property rights in some countries;

•	export licensing requirements or restrictions, trade regulations and foreign tax laws;

•	fluctuating foreign currency exchange rates;

•	foreign certification, regulatory requirements and legal requirements;

•	lengthy payment cycles and difficulty in collecting accounts receivable;

•	customs clearance and shipping delays;

•	pricing pressure in international markets;

•	political and economic instability;

•	preference for locally produced products; and

•	uncertainty around a potential reversal or renegotiation of international trade agreements and partnerships and the imposition of tariffs under the administration of U.S. President Donald J. Trump.
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
 The June 2016 referendum by British voters to exit the European Union has created uncertainties affecting business operations in the United Kingdom and the European Union. Following the vote, there was a significant decline in the value of the British pound compared to the U.S. dollar, and there may be continued volatility in exchange rates and economic conditions as the United Kingdom negotiates its exit from the European Union. Until the terms and timing of the United Kingdom’s exit from the European Union are determined, it is difficult to predict its impact. It is possible that the referendum and proposed withdrawal could, among other things, affect the legal and regulatory schemes to which our businesses are subject, impact trade between the United Kingdom and the European Union and other parties and create economic uncertainty in the region.

We rely on our distributors to market and sell our products in certain international markets.
We have established a direct sales capability in the United States, most of Europe, Canada and Australia, which we have complemented with distributors in Japan and certain other international markets. Sales to distributors represented 17.9% and 16.3% of our revenue in 2016 and 2015 respectively. In addition, sales to our Japanese distributor, Medico’s Hirata Inc., represented approximately 11.5% of our revenue in 2016. Our success outside of the United States, most of Europe, Canada and Australia depends largely upon marketing arrangements with distributors, in particular their sales expertise and their relationships with specialist physicians and affiliated hospitals in their geographic areas. Distributors may terminate their relationship with us, sell competitive products or devote insufficient sales efforts or other resources to our products. We do not control our distributors, and they may not be successful in implementing our marketing plans. In addition, many of our distributors initially obtain and maintain foreign regulatory approval for the sale of our products in their respective countries, and their efforts in obtaining and maintaining regulatory approval may not be as robust as we desire or expect. Our failure to maintain our existing relationships with our distributors, or our failure to recruit and retain additional skilled distributors in existing or new international markets, could have an adverse effect on our operations. If current or future distributors do not perform adequately, or if we lose a significant distributor, such as our Japanese distributor, we may not be able to maintain existing levels of international revenue or realize expected long term international revenue growth. We have also experienced turnover with some of our distributors in the past that has adversely affected sales in the countries in which those distributors operate. Similar occurrences could happen in the future.
Most of our customer relationships outside of the United States are with governmental entities, and we could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdictions.
The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities, and physicians practicing in those systems are considered “government officials.” Therefore, our sales to these entities are subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption, and in certain circumstances strict compliance with anti-bribery laws may be at variance with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or agents. Violations of the FCPA or other anti-bribery laws, or allegations of such violations, could disrupt our business and materially adversely affect our business, results of operations, financial condition or cash flows.
Foreign currency exchange rates may adversely affect our results.
We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Approximately 33.1%, 31.6% and 33.9% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our revenue. For direct sales in our international markets, we are paid by our customers in their local currency, which is primarily euros. For sales to distributors in our international markets, we are paid in either U.S. dollars, euros or Japanese yen, with some sales being denominated in other currencies. Therefore, when the U.S. dollar strengthens relative to the euro, yen or other local currency, as it has in recent periods, our U.S. dollar reported revenue from non-U.S. dollar denominated sales will decrease, or we will need to increase our non-U.S. dollar denominated prices, which may not be commercially practical. Conversely, when the U.S. dollar weakens relative to the euro, yen or other local currency, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. As a result of the June 23, 2016 referendum by British voters to exit the European Union, global markets and foreign currencies have been adversely impacted, including the Euro and British Pound. This volatility in foreign currencies is expected to continue as the United Kingdom negotiates and executes its exit from the European Union, but it is uncertain over what time period this will occur. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows.
We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, our business and results of operations may suffer.
We have significantly expanded our overall business, research and development, customer base, product portfolio, employee headcount and operations in recent periods. We have also established new operations in other countries. We have increased our total number of full-time employees from 468 as of December 31, 2013, to approximately 1,500 as of December 31, 2016. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

We plan to continue to increase our salesforce. Our experience has been that it takes at least six months, and often longer, before new sales personnel generate enough sales to cover their costs, resulting in increased costs without offsetting revenue during periods in which we are increasing the size of our salesforce.
More systems, facilities, processes and management employees are needed to allow us to continue to grow successfully. We are expanding and renovating our corporate facilities, driven by our need to expand the space available for our product development and test capacities, as well as our need for additional information technology and office space. The expansion and renovation of our corporate facilities entail risks that could cause disruption in the operations of our business. Such risks include potential interruption in data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases. To meet anticipated demand for our products, we will also have to continue to buy additional equipment and hire additional research and development and manufacturing employees, including quality control personnel and other personnel involved in the production process. This expansion could result in operating difficulties including, but not limited to, difficulties in hiring the appropriate number of research and development and manufacturing employees, training and managing an increasing number of employees, delays in production and shipments, manufacturing inefficiencies and employees not working at capacity. If we do not adapt to meet these evolving challenges and if we are unable to manage our growth successfully, it could have a material and adverse effect on our business, results of operations, financial condition or cash flows.
We have experienced rapid initial growth in the endovascular treatment of stroke and we believe this market may not continue to grow sustainably at these rates.
Revenue from our neurovascular products increased from $106.2 million to $141.4 million to $185.5 million in the years ended December 31, 2014, 2015 and 2016, respectively. Revenue increased in 2015 and 2016 partially as a result of the presentation and publication of trial results that supported endovascular treatment of stroke and opened up additional opportunities for our products as the standard of care in treatment of stroke, resulting in increased procedures for us and our competitors. We do not expect that the rate of market growth will continue at this pace in the future.
We have experienced rapid growth in the market for our peripheral vascular products and we expect this growth to be more gradual in the future.
Revenue from our peripheral vascular products increased $33.1 million, or 74.1%, to $77.8 million in 2016, from $44.7 million in 2015. Our peripheral embolization and peripheral thrombectomy products have experienced strong volume growth, primarily due to the focused efforts of our dedicated peripheral vascular salesforce, which was established in the second half of 2015, and further market penetration of our products. As we continue to grow and scale our peripheral vascular business, we expect that our growth rates will be more gradual.
We depend on key personnel to operate our business and develop our products, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe that our future success is highly dependent on the contributions of our executive officers, particularly our chief executive officer, as well as our ability to attract and retain highly skilled and experienced sales and marketing, technical and other personnel in the United States and in international markets. Each of these persons’ efforts will be critical to us as we continue to develop our products and business. If we were to lose one or more of our key employees, including to competitors, we may experience difficulties in competing effectively, developing our products and implementing our business strategies.
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
We depend on information technology systems to operate our business, and issues with maintaining, upgrading or implementing these systems, could have a material adverse effect on our business.
We rely on the efficient and uninterrupted operation of information technology systems to process, transmit and store electronic information in our day-to-day operations. All information technology systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. We are in the process of upgrading our existing enterprise resource planning (ERP) software system to perform various functions, and we may implement other upgrades or new systems in the near future. These upgrades or system changes entail certain risks, including difficulties with changes in business processes that could disrupt our operations - such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. During the transitions, we may continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management's attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and changes, this may have an adverse impact on our financial condition and operating results.
If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to maintain or protect our information technology systems and data integrity effectively, if we fail to develop and implement new or upgraded systems to meet our business needs in a timely manner, or if we fail to anticipate, plan for or manage significant disruptions to these systems, our competitive position could be harmed, we could have operational disruptions, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, specialist physicians and other health care professionals, have regulatory sanctions or penalties imposed or other legal problems, incur increased operating and administrative expenses, lose revenues as a result of a data privacy breach or theft of intellectual property or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
We rely on information technology, telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems are vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation and customer and employee relationships, suffer disruptions to our business and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Cost-containment efforts of our customers, purchasing groups and governmental organizations could have a material adverse effect on our sales and profitability.
In an effort to reduce costs, many hospitals within the United States have become members of Group Purchasing Organizations (GPOs) and Integrated Delivery Networks (IDNs). GPOs and IDNs negotiate pricing arrangements with medical device companies and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.
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
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Manufacturers of medical devices such as us must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. The FDA may require testing and surveillance programs to monitor the effects of cleared or approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-marketing programs. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards and requirements before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA and foreign regulatory agencies for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to our products and result in limitations on the indicated uses of our products. We cannot provide assurance that we will receive the required approval or clearance from the FDA and foreign regulatory agencies for future products on a timely basis. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. We cannot be certain that our future clinical trials will demonstrate the safety and effectiveness of any of our future products or will result in clearance or approval to market any of these products. The failure to receive approval or clearance for significant new products on a timely basis could have a material adverse effect on our business, results of operation, financial condition or cash flows.
The FDA and other foreign regulatory entities also conduct periodic inspections of our facilities to determine compliance with the FDA’s QSR requirements, MDR regulations and all comparable foreign regulations. Product approvals or clearances by the FDA can be withdrawn, and new product approvals or clearances by the FDA and foreign regulatory bodies can be delayed, due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval or clearance of a product. The failure to comply with regulatory requirements or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals or clearances, seizures or recalls of products (with the attendant expenses and adverse competitive impact), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.

The implementation of healthcare reform in the United States could have a material adverse effect on our business.
In March 2010, the Affordable Care Act was enacted into law in the United States. The Affordable Care Act includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law imposed a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices starting after December 31, 2012. While this tax has been suspended for a two-year period commencing January 1, 2016, its status is unclear for 2018 and subsequent years. The Affordable Care Act also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell them. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. Various healthcare reform proposals have also emerged at the state level. In addition, it is possible that the new Trump Administration and the U.S. Congress may seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. The impact of the Affordable Care Act and these proposals could have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
For the years ended December 31, 2016, 2015 and 2014, sales outside the United States accounted for approximately 33.1%, 31.6% and 33.9%, respectively, of our total sales, and we expect this percentage to increase in future years. Foreign regulatory bodies have established varying regulations. Specifically, the European Union has promulgated rules that require that medical device products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Although we have received CE markings for all of the products we currently sell in the European Union, we can give no assurance that we will be able to obtain European Union approval for any of our future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations. In addition, our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material adverse effect on our business, results of operation, financial condition or cash flows.
We may not be able to meet regulatory quality requirements applicable to our manufacturing process.
We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal MDR regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or has malfunctioned, and if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. On March 1, 2016, the ISO issued a new Quality Management System (QMS) standard for medical device manufacturers, ISO 13485:2016. We are currently updating our QMS to comply with the new ISO standard, which will apply to all certifications or recertifications after March 1, 2018. Some foreign countries, most notably Japan and Brazil, have similar requirements or may require inspections of our manufacturing facilities before approving a product for sale in their country. Some of our suppliers are subject to the same or similar scrutiny. If we or our suppliers fail to adhere to QSR, ISO or similar requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or approvals, recalls or other consequences, which could in turn have a material adverse effect on our business, results of operation, financial condition or cash flows.
We are subject to periodic inspections by the FDA and other regulatory bodies related to regulatory requirements that apply to medical devices designed and manufactured, and clinical trials sponsored, by us. We have previously received and could in the future receive notices of inspectional observations or deficiencies from the FDA. Any such notices would require us to undertake corrective and preventive actions or other actions in order to address the FDA’s concerns, which could be expensive and time-consuming to complete and could impose additional burdens and expenses.
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
For example, in 2015, the FDA conducted inspections that resulted in the issuance of two Form FDA 483s-one related to monitoring at certain clinical trial sites and one related to our procedures for completing and documenting effectiveness checks for Corrective and Preventative Action (CAPA). We provided timely responses to both Form FDA 483s and implemented appropriate changes. As to both Form FDA 483s, the FDA indicated that our responses and actions appeared adequate and noted that they may verify the actions taken during future inspections. The FDA may conclude in subsequent inspections that we have not adequately responded to its observations or carried out all necessary corrective actions related to the two 2015 Form FDA 483s, and could take action against us without further notice. Action by the FDA against us could result in monetary fines or require us to take further corrective actions, which could be expensive and time-consuming to complete and could impose additional burdens and expenses, and could even require us to discontinue our investigational studies.
We are subject to federal, state and foreign healthcare laws and regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future.
We are subject to various healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it;

•
federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government;

•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

•
the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA), which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•
state and foreign law equivalents of each of the above federal laws, such as foreign and state anti-kickback, anti-benefit and false claims laws, as well as state and foreign laws and regulations governing interactions with healthcare professionals and requiring disclosure of payments and interactions with healthcare professionals and state and foreign laws governing the privacy and security of health information in certain circumstances.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
Our operations are subject to environmental, health and safety, and data privacy laws and regulations, with which compliance may be costly.
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
Additionally, we are subject to laws and regulations with respect to the collection, use, disclosure, transfer and storage of personal data that we may collect from our employees, consultants or in conjunction with clinical trials. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. For example, the European Union recently adopted a General Data Protection Regulation, effective in May 2018, that will establish new, and in some cases more stringent, requirements for data protection in Europe. We may be required to modify our practices in order to comply with these or other requirements, which may require us to incur costs and expenses, and we may face difficulties in complying with all privacy and data protection legal requirements that apply to us now or in the future.

Regulations and customer demands related to conflict minerals may force us to incur additional expenses and may make our supply chain more complex.
The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use in components of our products of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, whether the components of our products are manufactured by us or third parties. This requirement could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products. In addition, there are additional costs associated with complying with the disclosure requirements and customer requests, such as costs related to our due diligence to determine the source of any conflict minerals used in our products. Compliance with these requirements could adversely affect the sourcing, supply and pricing of materials used in those products and we may face reputational challenges if we are unable to verify the origins for all “conflict minerals” used in products through the procedures we have implemented.
Risks Related to Our Intellectual Property
We rely on a variety of intellectual property rights, and if we are unable to maintain or protect our intellectual property, our business and results of operations will be harmed.
Our commercial success will depend, in part, on our ability to obtain and maintain intellectual property protection for our products and related technologies both in the United States and elsewhere, successfully defend our intellectual property rights against third-party challenges and successfully enforce our intellectual property rights to prevent third-party infringement. While we rely primarily upon a combination of patents, trademarks and trade secret protection, as well as nondisclosure, confidentiality and other contractual agreements to protect the intellectual property related to our brands, products and other proprietary technologies, protection derived from patents is relatively limited.
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
The patent positions of medical device companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. The standards that the U.S. Patent and Trademark Office (USPTO) and its foreign counterparts use to grant patents are not always applied predictably or uniformly. Changes in either the patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. The legal systems of certain countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.
Because patent applications in the United States, Europe and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or applications. We can give no assurance that all of the potentially relevant art relating to our patents and patent applications has been found; overlooked prior art could be used by a third party to challenge the validity, enforceability and scope of our patents or prevent a patent from issuing from a pending patent application. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the validity, enforceability and scope of our patents in the United States, Europe and in other countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against our competitors.
Third parties may challenge any existing patent or future patent we own or license through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them. In any of these proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable, or even if valid and enforceable, insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or reexamination by the USPTO if a third party asserts a substantial question of patentability against any claim of a U.S. patent we own or license. The adoption of the Leahy-Smith America Invents Act (Leahy-Smith Act) in September 2011 established additional opportunities for third parties to invalidate U.S. patent claims, including inter parties review and post-grant review proceedings. Outside of the United States, patents we own or license may become subject to patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent. In addition, such proceedings are very complex and expensive, and may divert our management’s attention from our core business. If any of our patents are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our product candidates, and if we do not own or have exclusive rights to other enforceable patents protecting our products or other technologies, competitors and other third parties could market products and use processes that are substantially similar to, or superior to, ours and our business would suffer.
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
The medical device industry is subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. Numerous third party patents exist in the fields relating to our products, and it is difficult for industry participants, including us, to identify all third-party patent rights relevant to our products and technologies. Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our products and technologies.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, including switching the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. Many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective recently. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.
In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.
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
We currently own twelve trademarks, related to our company name, logo, products and technology, that are registered with the USPTO as well as six trademarks registered in Europe and Japan. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. There is no guarantee we will be able to secure registration for any of our pending trademark applications with the USPTO or comparable foreign authorities. In addition, third parties have registered trademarks similar and identical to our trademarks, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries where such third parties have registered such trademarks or obtained such common law rights. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
In addition, we may be involved in litigation or other proceedings to protect our trademark rights associated with our company name or the names used with our products. For example, the U.S. application for registration of our Apollo trademark is currently subject to an opposition proceeding before the Trademark Trial and Appeal Board. An adverse decision in such proceeding could require us to establish an alternative name for our Apollo product line. Any objections we receive from the USPTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. Names used with our products may be claimed to infringe names held by others or to be ineligible for proprietary protection. If we have to change the name of our company or any product, we may experience a loss in goodwill associated with our brand name, customer confusion or a loss of sales.
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
To date, we have financed our operations primarily through our operations, sales of our equity securities (including in our IPO) and borrowings under a line of credit with a financial institution. We are unable to predict the extent of any future operating cash flows or whether we will be able to maintain or grow our profitability. If we require additional financing to continue or expand our operations, for research and development, for acquisitions or for other purposes, we may determine to engage in equity or debt financings or incur other indebtedness. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If needed funds are not available in adequate amounts or on acceptable terms from additional financing sources, our business will be materially adversely affected.
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
Fluctuations in our effective tax rate and changes to tax laws may adversely affect us.
As an international company, we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of statutory tax rates in the various jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws. Additionally, with the adoption of ASU 2016-09, the new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled and as discrete items on the tax rate in the period in which they occur.  As a result, for interim reporting purposes, the new standard requires us to exclude the excess tax benefits and tax deficiencies from the annual estimated tax rate and not to forecast the potential impact to the rate. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition and results of operations and cash flows.
Risks Relating to Securities Markets and Investment in Our Common Stock
The price of our common stock may be volatile, and you could lose all or part of your investment.
The trading price of our common stock has been and is likely to continue to be volatile. From January 1, 2016 through December 31, 2016 our closing stock price as reported on The New York Stock Exchange (NYSE) has ranged from $42.00 to $79.39. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Annual Report on Form 10-K or those that we have not anticipated. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our common stock include the following:

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
As of December 31, 2016, our executive officers, directors and holders of 5% or more of our outstanding stock and their affiliates beneficially owned approximately 45.3% of our voting stock in the aggregate. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2016, our directors, executive officers and holders of 5% or more of our outstanding stock beneficially owned approximately 45.3% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2016, approximately 7,603,407 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As a public company, we will continue to incur significant legal, accounting and other expenses as we devote resources to comply with the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.
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
Additionally, as of December 31, 2016, we are no longer an emerging growth company and need to comply with additional disclosure and reporting requirements, including an annual management report on the effectiveness of our internal control over financial reporting and an attestation report on internal control over financial reporting as of December 31, 2016 issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our 2017 proxy statement and hold a nonbinding advisory vote on executive compensation at our 2017 annual meeting of stockholders. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements.
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
Our current controls and any new controls that we develop may become inadequate because of changes in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in errors in our financial statements or a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
Primarily as a result of net operating losses, stock based compensation, various accruals and reserves, and tax credits, we maintain a deferred tax asset (DTA), an asset recognized to reflect an expected benefit to be realized in the future) that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors or regulatory authorities. Additionally, with the adoption of ASU 2016-09, we created additional DTAs in the balance sheet and recognized excess tax benefits in our provision for income taxes. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the DTAs we maintain as of December 31, 2016. However, it is possible that some or all of these NOL carryforwards could ultimately expire unused, or future DTAs could be created, due to vesting or settlement of stock awards or other book to tax differences, in which we will not have sufficient taxable income in the future to fully utilize these amounts and will result in us recording a valuation allowance. Therefore, unless we are able to generate sufficient taxable income, a substantial valuation allowance to reduce our DTAs may be required, which would materially increase our expenses in the period the valuation allowance is recorded and could have a material adverse impact on our financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We maintain approximately 295,000 square feet of research and development, manufacturing and administrative facilities in six buildings at our campus in Alameda, California. The leases for these six buildings expire in 2029 to 2031, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through December 31, 2025, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease is 117,325 square feet of which 15,882 square feet was added to the lease in 2016. The Company has a right of first offer to lease any space that becomes available after such date.
We also lease office space in Berlin, Germany; Sydney, Australia; and Sao Paulo, Brazil. The offices in Berlin and Sydney support our direct sales operations in Europe and Australia, respectively, and the office in Sao Paulo supports our Latin America marketing efforts through our distribution partners.
ITEM 3. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note 7 “Commitment and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “PEN” since September 18, 2015. Prior to that date, there was no established public trading market for our common stock. The following table sets forth the range of high and low sale prices for our common stock as reported on the NYSE from September 18, 2015 through December 31, 2016. Such quotations represent inter dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2015
Third Quarter	$43.06	$38.00
Fourth Quarter	59.36	35.31

	High	Low
Year Ended December 31, 2016
First Quarter	$57.37	$40.23
Second Quarter	61.60	45.00
Third Quarter	79.49	58.46
Fourth Quarter	75.57	56.05
On December 30, 2016, the last day that the NYSE was open for public trading during 2016, the last reported sale price of our common stock on the NYSE was $63.80. As of January 31, 2017, there were 71 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment and (ii) the NYSE Composite for the period from September 18, 2015 (the date our common stock commenced trading on the NYSE) through December 31, 2016. Although our common stock was initially listed at $30.00 per share on the date our common stock was first listed on the NYSE, September18, 2015, the $30.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $41.30 on September 18, 2015 and in the S&P Healthcare Equipment and NYSE Composite on September 18, 2015 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 Investment in stock or index	Ticker	9/18/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Penumbra	PEN	$100.00	$97.09	$130.29	$111.38	$144.07	$184.00	$154.48
S&P 500 Healthcare Equipment Index	XHE	100.00	90.66	93.50	89.24	98.94	108.83	104.32
NYSE Composite	NYA	100.00	97.69	101.11	101.75	104.57	106.88	110.22
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
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
The following selected consolidated financial data of Penumbra, Inc. should be read in conjunction with, and are qualified by reference to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this report. The consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015, are derived from, and qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2013 and 2012 and selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$263,317	$186,095	$125,510	$88,848	$73,141
Cost of revenue	92,488	62,037	42,668	30,972	24,178
Gross profit	170,829	124,058	82,842	57,876	48,963
Operating expenses:
Research and development	23,875	18,027	15,575	14,084	12,548
Sales, general and administrative	148,304	101,852	64,258	44,918	32,987
Total operating expenses	172,179	119,879	79,833	59,002	45,535
(Loss) Income from operations	(1,350)	4,179	3,009	(1,126)	3,428
Interest income, net	2,323	541	439	345	244
Other (expense) income, net	(1,842)	(696)	(309)	(474)	220
(Loss) Income before provision for (benefit from) income taxes	(869)	4,024	3,139	(1,255)	3,892
Provision for (benefit from) income taxes	(15,683)	1,659	894	(5,354)	1,934
Net income	$14,814	$2,365	$2,245	$4,099	$1,958
Net income (loss) attributable to common stockholders	$14,814	$1,084	$(833)	$887	$412
Net income (loss) per share attributable to common stockholders —Basic	$0.49	$0.09	$(0.18)	$0.21	$0.10
—Diluted	$0.44	$0.08	$(0.18)	$0.14	$0.07
Weighted average shares used to compute net income (loss) per share attributable to common stockholders —Basic	30,464,583	11,993,429	4,609,375	4,304,396	4,153,121
—Diluted	33,478,078	14,219,650	4,609,375	6,500,835	5,886,126

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,236	$19,547	$3,290	$4,131	$7,435
Marketable investments	115,517	129,257	48,253	9,545	11,341
Total assets	308,254	263,848	121,381	71,147	63,209
Long-term debt	—	—	—	—	4,000
Working capital	228,027	216,213	94,478	46,401	41,607
Convertible Preferred stock	—	—	111,467	56,222	56,222
Total stockholders’ equity (deficit)	266,547	232,522	(12,370)	(8,062)	(12,751)

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
Overview
Penumbra is a global healthcare company focused on interventional therapies. We design, develop, manufacture and market innovative devices and have a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets, neuro and peripheral vascular. The conditions that our products address include, among others, ischemic stroke, hemorrhagic stroke and various peripheral vascular conditions that can be treated through thrombectomy and embolization procedures.
Our team focuses on developing, manufacturing and marketing products for use by specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists and vascular surgeons. We design our products to provide these specialist physicians with a means to drive improved clinical outcomes.
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
In 2016, 33.1% of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging. In 2016, no single hospital and only one distributor accounted for more than 10% of our sales.
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $263.3 million, $186.1 million and $125.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. This represents annual increases of 41.5% and 48.3%, respectively. We generated an operating loss of $1.4 million for the year ended December 31, 2016 and operating income of $4.2 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively. Our operating loss in the period was driven by lower gross profit margin due to less favorable product and geographic sales mix, additional costs associated with the hiring and training of additional personnel and new product launches, which generally result in lower initial product yields, as well as greater operating expense in Sales, General and Administrative resulting from greater headcount to support our growth.

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

In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs and write-downs; costs, benefits and timing of new product introductions; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
Critical Accounting Policies and Use of Estimates
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition.
We believe the following critical accounting policies involve significant areas where management applies judgments and estimates in the preparation of our consolidated financial statements.
Revenue Recognition
Revenue is comprised of product revenue net of returns, discounts, administration fees and sales rebates. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Evidence of an arrangement consists of customer orders, and we typically consider delivery to have occurred once title and risk of loss has been transferred and the product has been delivered to our customers. We typically recognize revenue when products are delivered to our hospital customers or distributors. However, with respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize our products in a procedure.

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
The estimate of excess quantities is subjective and primarily dependent on our estimate of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, we may increase the write down for excess inventory for that component and record a charge to cost of revenue in the accompanying consolidated statements of operations and comprehensive (loss) income.
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
As of December 31, 2016, we had approximately $10.7 million, $32.7 million and $1.3 million of federal, state and foreign net operating loss carryforwards, respectively, available to offset future taxable income. The state net operating loss carryforwards will begin to expire in 2020. At December 31, 2016, we had research credits available to offset federal and state tax liabilities in the amount of $3.6 million and $5.0 million, respectively. California state tax credits have no expiration.
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
As of December 31, 2016, our net deferred tax asset was $22.5 million, after reduction of a valuation allowance of $6.1 million. The calculation of our deferred tax asset balance involves the use of estimates, assumptions and judgments while taking into account estimates of the amounts and type of future taxable income. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors. If our management was to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, a valuation allowance related charge to earnings would be reflected in that period, which could have a material adverse impact on our financial condition and results of operations.
We follow FASB ASC 740-10 “Accounting for Uncertainty in Income Taxes” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

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
We expect our R&D expenses could continue to increase as we innovate and develop new products, add personnel, engage in ongoing clinical research and expand our information technologies.
Sales, General and Administrative (SG&A). SG&A expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants engaged in sales, marketing, finance, legal, compliance, administrative, facilities and information technology and human resource activities. Our SG&A expenses also include marketing trials, medical education, training, commissions, generally based on a percentage of sales, to direct sales representatives and the medical device excise tax, which was approximately 2.3% of U.S. sales in 2015. The medical device excise tax has been suspended for a two-year period commencing January 1, 2016; however, it could be reinstated.
We expect our SG&A expenses could continue to increase as we expand our marketing programs, information technologies, operations and salesforce.
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

Results of Operations
The following table sets forth the components of our consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2016		2015		2014

Revenue	$263,317	100.0%	$186,095	100.0%	$125,510	100.0%
Cost of revenue	92,488	35.1%	62,037	33.3%	42,668	34.0%
Gross profit	170,829	64.9%	124,058	66.7%	82,842	66.0%
Operating expenses:
Research and development	23,875	9.1%	18,027	9.7%	15,575	12.4%
Sales, general and administrative	148,304	56.3%	101,852	54.7%	64,258	51.2%
Total operating expenses	172,179	65.4%	119,879	64.4%	79,833	63.6%
(Loss) Income from operations	(1,350)	(0.5)%	4,179	2.2%	3,009	2.4%
Interest income, net	2,323	0.9%	541	0.3%	439	0.3%
Other expense, net	(1,842)	(0.7)%	(696)	(0.4)%	(309)	(0.2)%
(Loss) Income before provision for (benefit from) income taxes	(869)	(0.3)%	4,024	2.2%	3,139	2.5%
Provision for (benefit from) income taxes	(15,683)	(6.0)%	1,659	0.9%	894	0.7%
Net income	$14,814	5.6%	$2,365	1.3%	$2,245	1.8%
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Neuro	$185,533	$141,410	$44,123	31.2%
Peripheral Vascular	77,784	44,685	33,099	74.1%
Total	$263,317	$186,095	$77,222	41.5%
Revenue increased $77.2 million, or 41.5%, to $263.3 million in 2016, from $186.1 million in 2015. Our revenue growth resulted from further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses accounted for slightly less than 60% and slightly more than 40% of the revenue increase, respectively, in the year ended December 31, 2016.
Revenue from sales in the U. S. increased $48.8 million, or 38.3%, to $176.1 million in 2016, from $127.3 million in 2015. Revenue from sales in international markets increased $28.4 million, or 48.4%, to $87.2 million in 2016, from $58.8 million in 2015. Revenue from international sales represented 33.1% and 31.6% of our total revenue in 2016 and 2015, respectively.
Revenue from our neuro products increased $44.1 million, or 31.2%, to $185.5 million in 2016, from $141.4 million in 2015. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Increased sales of Penumbra System products accounted for approximately half of the neuro revenue increase in the year ended December 31, 2016. Further, increased sales of our neuro embolization products accounted for approximately 35% of the neuro revenue increase period over period. This increase was due to greater demand for our neuro coil products, which can fluctuate from period to period due to the number of procedures performed in a given period using our products. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $33.1 million, or 74.1%, to $77.8 million in 2016, from $44.7 million in 2015. Our peripheral embolization and peripheral thrombectomy products experienced strong volume growth in the period due to increases in the number of procedures, primarily due to the focused efforts of our dedicated peripheral vascular salesforce, which was established in the second half of 2014, and further market penetration of our products. Increased sales of

Indigo System products accounted for slightly less than 60% of the peripheral vascular revenue increase for the year ended December 31, 2016. Prices for our peripheral vascular products remained substantially unchanged during the period.
Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Cost of revenue	$92,488	$62,037	$30,451	49.1%
Gross profit	$170,829	$124,058	$46,771	37.7%
Gross margin %	64.9%	66.7%
Gross profit increased $46.8 million, or 37.7%, to $170.8 million in 2016, from $124.1 million in 2015. The increase in gross profit was primarily due to an increase in revenue from sales of our neuro and peripheral vascular products.
Gross margin decreased 1.8 percentage points to 64.9% in 2016, from 66.7% in 2015. The decrease in gross margin was primarily due to less favorable product and geographic mix, additional costs associated with the hiring and training of additional personnel and new product launches, which generally result in lower initial product yields.
Research and Development (R&D)

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
R&D	$23,875	$18,027	$5,848	32.4%
R&D as a percentage of revenue	9.1%	9.7%
R&D expenses increased by $5.8 million, or 32.4%, to $23.9 million in 2016, from $18.0 million in 2015. The increase was primarily due to a $2.7 million increase in personnel-related expenses due to an increase in headcount, a $1.3 million increase in consultant and contractor expenses and a $0.9 million increase in facilities and information technology expenses.
Sales, General and Administrative (SG&A)

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
SG&A	$148,304	$101,852	$46,452	45.6%
SG&A as a percentage of revenue	56.3%	54.7%
SG&A expenses increased by $46.5 million, or 45.6%, to $148.3 million in 2016, from $101.9 million in 2015. The increase was primarily due to a $29.0 million increase in personnel-related expenses due to a 63% increase in headcount as a result of additional personnel to support our growth, a $3.5 million increase due to marketing events, a $2.8 million increase in travel-related expenses and a $2.2 million increase in facilities and information technology expenses.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	(15,683)	1,659	$(17,342)	(1,045.3)%
Effective tax rate	1,805.0%	41.2%
Our provision for income taxes decreased $17.3 million, to a benefit of $15.7 million in 2016, from a provision of $1.7 million in 2015. Our effective tax rate increased to 1,805.0% in 2016, compared to 41.2% in 2015. The higher effective tax rate for 2016 was primarily due to the adoption of Accounting Standards Update (ASU) 2016-09 which requires excess tax benefit attributable to stock-based compensation to be recognized in the income statement. With the adoption of ASU 2016-09, additional DTAs were created in the balance sheet and excess tax benefits were recognized in our provision for income taxes when stock awards vest or are settled. The recognition of excess tax benefits or tax deficiencies are treated as discrete items on the tax rate in the period in which they occur. With any DTAs, an assessment is necessary to determine if sufficient taxable income will be generated to realize the DTAs and, if not, a substantial valuation allowance to reduce the DTAs may be required.

 Additionally, for interim reporting purposes, the new standard requires us to exclude the excess tax benefits and tax deficiencies from the annual estimated tax rate and not to forecast the potential impact to the rate. The recognition of excess tax benefits or tax deficiencies in our income statement, the recording of a valuation allowance, if the DTA is not realizable, and the treatment of the excess tax benefits or tax deficiencies as a discrete item on the tax rate could cause us to experience an effective tax rate significantly different from previous periods.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
Neuro	$141,410	$106,242	$35,168	33.1%
Peripheral Vascular	44,685	19,268	25,417	131.9%
Total	$186,095	$125,510	$60,585	48.3%
Revenue increased $60.6 million, or 48.3%, to $186.1 million in 2015, from $125.5 million in 2014.Our revenue growth resulted from increased sales due to expansion of our salesforce headcount by 53.3%, further market penetration of our existing products and sales of new products or products with new indications. Increased sales of Penumbra System products accounted for approximately half of the revenue increase in 2015. Additionally, approximately one quarter of the increase in revenue for the year ended December 31, 2015 was from increased sales of our Indigo System, primarily due to a new venous indication and the introduction of our larger sizes within our Indigo System, resulting in an increase in new procedure volumes.
Revenue from sales in the United States increased $44.3 million, or 53.5%, to $127.3 million in 2015, from $83.0 million in 2014. Revenue from sales in international markets increased $16.2 million, or 38.2%, to $58.8 million in 2015, from $42.5 million in 2014. Revenue from international sales represented 31.6% and 33.9% of our total revenue in 2015 and 2014, respectively.
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

Gross margin increased 0.7 percentage points to 66.7% in 2015, from 66.0% in 2014. The increase in gross margin was attributable to geographic and product mix.
Research and Development (R&D) Expenses

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
R&D	$18,027	$15,575	$2,452	15.7%
R&D as a percentage of revenue	9.7%	12.4%
R&D expenses increased by $2.5 million, or 15.7%, to $18.0 million in 2015, from $15.6 million in 2014. The $2.5 million was primarily due to a $2.0 million increase in compensation expense resulting from increased headcount to support continued investment in our products, a $0.6 million increase in R&D IT infrastructure and support related expenses and a $0.3 million increase in travel related expenses, partially offset by $1.1 million reduced R&D spend due to the stage and timing of development activities on our projects.
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
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$1,659	$894	$765	85.6%
Effective tax rate	41.2%	28.5%
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
Liquidity and Capital Resources
As of December 31, 2016, we had $228.0 million in working capital, which included $13.2 million in cash and cash equivalents and $115.5 million in marketable investments.
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

The following table summarizes cash and cash equivalents, marketable investments and selected working capital data:

	December 31, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$13,236	$19,547
Marketable investments	115,517	129,257
Accounts receivable, net	43,335	29,444
Accounts payable	4,110	2,567
Accrued liabilities	31,690	25,581
Working capital(1)	228,027	216,213
____________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents at beginning of year	$19,547	$3,290	$4,131
Net cash used in operating activities	(12,807)	(20,689)	(6,389)
Net cash provided by (used in) investing activities	687	(85,816)	(37,001)
Net cash provided by financing activities	7,126	122,834	42,897
Cash and cash equivalents at end of year	13,236	19,547	3,290
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, inventory write downs, stock-based compensation expense, provision for doubtful accounts, and loss on disposal of property and equipment), and the effect of changes in working capital and other activities.
Net cash used in operating activities was $12.8 million in 2016 and consisted of net income of $14.8 million and non-cash items of $8.6 million offset by net changes in operating assets and liabilities of $36.2 million. The change in operating assets and liabilities includes the increase in inventories of $19.7 million to support our revenue growth, an increase in accounts receivable of $14.6 million, an increase in prepaid expenses and other current and non-current assets of $9.0 million, partially offset by an increase in accrued expenses and other non-current liabilities of $5.8 million and accounts payable of $1.4 million, as a result of the growth in our business activities.
Net cash used in operating activities was $20.7 million in 2015 and consisted of net income of $2.4 million and non-cash items of $7.7 million offset by net changes in operating assets and liabilities of $30.8 million. The change in operating assets and liabilities includes the increase in inventories of $25.1 million to support our revenue growth, an increase in accounts receivable of $11.1 million, an increase in prepaid expenses and other current and non-current assets of $4.0 million, partially offset by an increase in accrued expenses and other non-current liabilities of $9.3 million and accounts payable of $0.1 million, as a result of the growth in our business activities.
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

Net cash provided by investing activities was $0.7 million in 2016 and consisted of net proceeds from sales and maturities of marketable investments of $14.3 million, partially offset by capital expenditures of $13.6 million.
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
Financing activities in 2016 provided net cash of $7.1 million due to proceeds from issuance of stock under our employee stock purchase plan of $6.6 million, proceeds from exercises of stock options of $3.2 million, partially offset by payment of employee taxes related to vested common and restricted stock of $2.6 million.
Financing activities in 2015 provided cash of $122.8 million and consisted of net proceeds from our IPO of $124.7 million, net of issuance costs and proceeds from exercises of stock options of $0.6 million, partially offset by payment of employee taxes related to vested common and restricted stock of $2.5 million.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
	(in thousands)
Rent obligations(1)	$76,516	$4,918	$10,183	$10,496	$50,919
Equipment lease obligations(2)	2,011	636	995	380	—
Purchase commitments(3)	3,471	2,314	1,157	—	—
Total	$81,998	$7,868	$12,335	$10,876	$50,919
____________________

(1)
We lease our corporate headquarters and a manufacturing facility at our campus in Alameda, California, pursuant to lease agreements that expire on various dates from 2029 to 2031, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through December 31, 2025, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease is 117,325 square feet of which 15,882 square feet was added to the lease in 2016. The additional space could potentially result in approximately $1.5 million of annual rent expense based on current terms of the lease.The Company has a right of first offer to lease any space that becomes available after such date.The table above does not include our potential obligation for the additional space(s) that may be added to the lease by the landlord.

(2)	We lease equipment and automobiles under operating leases. These leases expire at various dates through 2021.

(3)	Purchase commitments consist of contracts with suppliers to purchase raw materials to be used to manufacture products.
At December 31, 2016, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $0.8 million, and these are not included in the table above. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty. The amounts in the table above does not reflect royalty obligations under a license agreement as amounts due thereunder fluctuate depending on sales levels.
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
Interest Rate Risk. We had cash and cash equivalents of $13.2 million as of December 31, 2016, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $115.5 million, which consisted primarily of corporate bonds, commercial paper, U.S. agency securities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
Foreign Exchange Risk Management. We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. We bill most sales outside of the United States in local currencies, primarily the Euro and Japanese yen, with some sales being denominated in other currencies. We expect that the percentage of our sales denominated in foreign currencies may increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We do not believe our net income would be materially impacted by an immediate 10% adverse change in foreign exchange rates. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PENUMBRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Penumbra, Inc.
Alameda, California
We have audited the accompanying consolidated balance sheets of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Penumbra, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
As discussed in Note 2 to the financial statements, the Company early adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, as of December 31, 2016.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2017

Penumbra, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$13,236	$19,547
Marketable investments	115,517	129,257
Accounts receivable, net of doubtful accounts of $684 and $589 at December 31, 2016 and 2015, respectively	43,335	29,444
Inventories	73,012	56,761
Prepaid expenses and other current assets	18,727	9,352
Total current assets	263,827	244,361
Property and equipment, net	21,464	8,951
Deferred taxes	22,476	10,143
Other non-current assets	487	393
Total assets	$308,254	$263,848
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,110	$2,567
Accrued liabilities	31,690	25,581
Total current liabilities	35,800	28,148
Deferred rent	5,083	1,511
Other non-current liabilities	824	1,667
Total liabilities	41,707	31,326
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share—5,000,000 shares authorized, none issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value per share—300,000,000 shares authorized, 31,108,828 issued and outstanding at December 31, 2016; 300,000,000 shares authorized, 29,897,860 issued and outstanding at December 31, 2015	31	30
Additional paid-in capital	273,865	252,087
Notes receivable from stockholders	—	(5)
Accumulated other comprehensive loss	(4,688)	(2,115)
Accumulated deficit	(2,661)	(17,475)
Total stockholders’ equity	266,547	232,522
Total liabilities and stockholders’ equity	$308,254	$263,848
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$263,317	$186,095	$125,510
Cost of revenue	92,488	62,037	42,668
Gross profit	170,829	124,058	82,842
Operating expenses:
Research and development	23,875	18,027	15,575
Sales, general and administrative	148,304	101,852	64,258
Total operating expenses	172,179	119,879	79,833
(Loss) Income from operations	(1,350)	4,179	3,009
Interest income, net	2,323	541	439
Other expense, net	(1,842)	(696)	(309)
(Loss) Income before provision for (benefit from) income taxes	(869)	4,024	3,139
Provision for (benefit from) income taxes	(15,683)	1,659	894
Net income	14,814	2,365	2,245
Foreign currency translation adjustments, net of tax	(2,631)	(1,308)	(1,423)
Unrealized gains (losses) on available-for-sale securities, net of tax	58	57	(237)
Comprehensive income	$12,241	$1,114	$585
Net income (loss) attributable to common stockholders (Note 13)	$14,814	$1,084	$(833)
Net income (loss) per share attributable to common stockholders —Basic	$0.49	$0.09	$(0.18)
—Diluted	$0.44	$0.08	$(0.18)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders —Basic	30,464,583	11,993,429	4,609,375
—Diluted	33,478,078	14,219,650	4,609,375
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2013	4,391,588	$4	$6,269	$(138)	$796	$(14,993)	$(8,062)
Repurchase of preferred stock	—	—	—	—	—	(6,344)	(6,344)
Repurchase of common stock	(115,612)	—	(292)	—	—	(748)	(1,040)
Issuance of common stock	460,713	1	1,036	—	—	—	1,037
Stock-based compensation	—	—	1,433	—	—	—	1,433
Forgiven notes receivable from stockholders	—	—	—	21	—	—	21
Foreign currency translation adjustment, net of tax of $245	—	—	—	—	(1,423)	—	(1,423)
Unrealized loss on investments, net of tax of $168	—	—	—	—	(237)	—	(237)
Net income	—	—	—	—	—	2,245	2,245
Balance at December 31, 2014	4,736,689	5	8,446	(117)	(864)	(19,840)	(12,370)
Conversion of convertible preferred stock into common stock upon closing of IPO	19,510,410	19	111,448	—	—	—	111,467
Shares issued upon closing of IPO	4,600,000	5	124,737	—	—	—	124,742
Issuance of common stock	1,074,411	1	1,125	—	—	—	1,126
Shares held for tax withholdings	—	—	(2,525)	—	—	—	(2,525)
Repurchase of common stock	(23,650)	—	(342)	—	—	—	(342)
Stock-based compensation	—	—	7,608	—	—	—	7,608
Excess tax benefit from stock-based compensation	—	—	1,590	—	—	—	1,590
Forgiven notes receivable from stockholders	—	—	—	91	—	—	91
Note received from a stockholder	—	—	—	21	—	—	21
Foreign currency translation adjustment, net of tax of $117	—	—	—	—	(1,308)	—	(1,308)
Unrealized gain on investments, net of tax of $66	—	—	—	—	57	—	57
Net income	—	—	—	—	—	2,365	2,365
Balance at December 31, 2015	29,897,860	$30	252,087	(5)	(2,115)	(17,475)	232,522
Issuance of common stock	1,043,223	1	3,167	—	—	—	3,168
Issuance of common stock under employee stock purchase plan	214,025	—	6,578	—	—	—	6,578
Shares held for tax withholdings	(46,280)	—	(2,624)	—	—	—	(2,624)
Stock-based compensation		—	14,657	—	—	—	14,657
Note received from a stockholder	—	—	—	5	—	—	5
Foreign currency translation adjustment, net of tax ($3)	—	—	—	—	(2,631)	—	(2,631)
Unrealized gain on investments, net of tax $32	—	—	—	—	58	—	58
Net income	—	—	—	—	—	14,814	14,814
Balance at December 31, 2016	31,108,828	$31	$273,865	$—	$(4,688)	$(2,661)	$266,547
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,814	$2,365	$2,245
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,297	1,752	751
Amortization of premium on marketable investments	997	83	—
Stock-based compensation	14,637	7,271	1,433
Provision for doubtful accounts	216	(13)	150
Inventory write downs	2,667	1,163	1,852
Write off of note receivable	—	91	21
Loss on minority investment	—	—	150
Loss on disposal of property and equipment	143	43	21
Realized (gain) loss on marketable investments	(8)	541	—
Deferred taxes	(12,378)	(3,204)	(892)
Changes in operating assets and liabilities:
Accounts receivable	(14,560)	(11,063)	(7,426)
Inventories	(19,737)	(25,126)	(9,444)
Prepaid expenses and other current and non-current assets	(9,043)	(4,013)	(1,906)
Accounts payable	1,375	132	1,299
Accrued expenses and other non-current liabilities	5,773	9,289	5,357
Net cash used in operating activities	(12,807)	(20,689)	(6,389)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	(63,346)	(135,340)	(51,342)
Proceeds from sales of marketable investments	12,997	54,998	18,229
Proceeds from maturities of marketable investments	64,671	—	—
Purchases of property and equipment	(13,635)	(5,474)	(3,888)
Net cash provided by (used in) investing activities	687	(85,816)	(37,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	—	—	57,212
Proceeds from issuance of common stock issued in initial public offering, net of issuance costs	—	124,742	—
Proceeds from exercises of stock options	3,172	617	1,036
Proceeds from issuance of stock under employee stock purchase plan	6,578	—	—
Repurchase of preferred stock	—	—	(8,311)
Repayment of credit facility	—	—	(6,000)
Repurchase of common stock and stock options	—	—	(1,040)
Payment of employee taxes related to vested common and restricted stock	(2,624)	(2,525)	—
Net cash provided by financing activities	7,126	122,834	42,897
Effect of foreign exchange rate changes on cash and cash equivalents	(1,317)	(72)	(348)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,311)	16,257	(841)
CASH AND CASH EQUIVALENTS—Beginning of period	19,547	3,290	4,131
CASH AND CASH EQUIVALENTS—End of period	$13,236	$19,547	$3,290
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1	$160
Cash paid for income taxes	$2,149	$1,220	$3,086
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock into common stock	$—	$111,467	$—
Purchase of property and equipment funded through accounts payable	$1,442	$143	$44
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Penumbra, Inc. (the Company) is a global healthcare company focused on interventional therapies. The Company designs, develops, manufactures and markets innovative devices and has a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets, neuro and peripheral vascular. The conditions that the Company’s products address include, among others, ischemic stroke, hemorrhagic stroke and various peripheral vascular conditions that can be treated through thrombectomy and embolization procedures.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Certain changes in presentation were made in the consolidated financial statements for the year ended December 31, 2015 and 2014, to conform to the presentation for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Segments
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical devices, and operates as one operating segment. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in United States Dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the average exchange rates in effect for the year involved. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. Transactions denominated in foreign currency are translated at exchange rates at the date of transaction with foreign currency gains (losses) recorded in other expense, net in the consolidated statements of operations and comprehensive income. The Company recognized net foreign currency transaction losses of $0.7 million, $0.1 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.
As the Company’s international operations grow, its risks associated with fluctuation in currency rates will become greater, and the Company will continue to reassess its approach to managing this risk. In addition, currency fluctuations or a weakening USD can increase the costs of the Company’s international expansion. To date, the Company has not entered into any foreign currency hedging contracts.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments and accounts receivable. The majority of the Company’s cash is held by one financial institution in the U. S. in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2016 and held cash in foreign banks of approximately $2.1 million and $1.9 million at December 31, 2016 and 2015, respectively, which was not federally insured.
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
During the years ended December 31, 2016, 2015 and 2014, one customer (a distributor) accounted for 11.5%, 10% and 12%, respectively, of the Company’s revenue. No customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2016 or 2015.
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
The Company’s products require approval or clearance from the FDA prior to commencing commercial sales in the United States. There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company sells its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, it may have a material adverse impact on the Company’s results of operations, financial position and liquidity.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Impairment of Marketable Investments
After determining the fair value of available-for-sale debt instruments, unrealized gains or losses on these securities are recorded to accumulated other comprehensive income (loss) until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments is the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments for the years ended December 31, 2016, 2015 or 2014.
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
The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product or components or raw materials used in the manufacturing of such product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive income. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write downs of $2.7 million, $1.2 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Machinery and equipment and furniture and fixtures are depreciated over a five to ten year period and computers and software are depreciated over two to five years. Upon retirement or sale, the cost and the related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to consolidated statements of operations and comprehensive income as incurred.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There was no impairment of long-lived assets during the years ended December 31, 2016, 2015 or 2014.
Revenue Recognition
Revenue is comprised of product revenue net of returns, discounts, administration fees and sales rebates. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Evidence of an arrangement consists of customer orders and the

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Deferred revenue represents amounts that the Company has already invoiced its customers and that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. The Company had a deferred revenue balance of $0.3 million and $0.6 million, as of December 31, 2016 and 2015, respectively.
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
Advertising Costs
Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising costs were $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock-Based Compensation
The Company recognizes the cost of stock-based compensation in the financial statements based upon fair value. The fair value of restricted stock and restricted stock unit (RSU) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model. The fair value of stock options is determined as of the grant date using the Black-Scholes option pricing model. The Company’s determination of the fair value of equity-settled awards is impacted by the price of the Company's common stock as well as changes in assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected term that awards will remain outstanding, expected common stock price volatility over the term of the awards, risk-free interest rates and expected dividends.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The fair value of an award is recognized over the period during which service is required to be performed in exchange for the award, the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. To the extent actual forfeiture results differ from the estimates, the difference is recorded as a cumulative adjustment in the period forfeiture estimates are revised. No compensation cost is recorded for awards that do not vest.
Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest. The fair value of these equity instruments are expensed over the service period.
Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of the award and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted prior to the Company's IPO, the Company estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award. For all stock options granted to date, the Company used the Staff Accounting Bulletin, No. 110 (SAB 110) simplified method to calculate the expected term, which is the average of the contractual term and vesting period.
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
Comprehensive Income
Comprehensive income consists of net income, unrealized gains or losses on available-for-sale investments and the effects of foreign currency translation adjustments. The Company displays comprehensive income and its components as part of the consolidated statements of operations.
Net Income (Loss) Per Share of Common Stock
The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock and common stock warrants are considered common stock equivalents.
The Company calculated its basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2015 and 2014 in conformity with the two-class method required for companies with participating securities. Under the two-class method, the Company determined whether it had net income attributable to common stockholders, which included the results of operations less current period preferred stock non-cumulative dividends. If it was determined that the Company did have net income attributable to common stockholders during a period, the related undistributed earnings were then allocated between common stock and the preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings were re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders.
Recent Accounting Guidance
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the consolidated statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning January 1, 2017, with early adoption permitted.
We elected to early adopt the new guidance in the fourth quarter of 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The impact of adoption was the creation of deferred tax assets in the balance sheet and recognition of excess tax benefits in our provision for (benefit from) income taxes rather than paid-in capital for all periods in fiscal year 2016. Adoption of the new standard resulted in the recognition of excess tax benefits in our benefit from income taxes rather than paid-in capital of $17.2 million for the year ended December 31, 2016.
As part of the $17.2 million recognition of excess tax benefits in our benefit from income taxes, the Company elected to carry back the NOL generated in 2016 to the 2014 and 2015 tax years, which resulted in a $3.3 million discrete tax benefit for the year ended December 31, 2016.
Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to net cash from operations and decrease to net cash from financing of $1.6 million for the year ended December 31, 2015 and no impact for the year ended December 31, 2014. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

2016-12, Revenue from Contracts with Customers—Narrow-Scope improvements and Practical Expedients, which further clarifies the implementation on narrow scope improvements and practical expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606—Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the Codification related to ASU No. 2014-09 that are not expected to have a significant effect on current accounting practice. These standards will be effective for the Company in the first quarter of 2018 pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, issued by the FASB in August 2015. The Company is currently evaluating the financial statement impact of adopting the new standard as well as the transition method for implementation. The Company will be impacted by the new standard regarding the timing of fulfillment of delivery criterion.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this ASU to have a significant impact on our financial position.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and must be applied using a modified retrospective approach. Early adoption is permitted. While the Company is continuing to assess all potential impacts of the standard, it expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.
The Company did not own any Level 3 financial assets or liabilities as of December 31, 2016 or 2015.
The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 and 2015.
During the years ended December 31, 2016, 2015 and 2014, the Company did not record any impairment charges related to its marketable investments, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$873	$—	$—	$873
Marketable investments:
Commercial paper	—	4,238	—	4,238
U.S. Treasury	4,996	—	—	4,996
U.S. Agency securities	—	8,794	—	8,794
U.S. States and Municipalities	—	27,355	—	27,355
Corporate bonds	—	68,925	—	68,925
Non-U.S. Government debt securities	—	1,209	—	1,209
Total	$5,869	$110,521	$—	$116,390

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,850	$—	$9,850
Money market funds	252	—	—	252
Marketable investments:
Commercial paper	—	22,332	—	22,332
U.S. Treasury	15,436	—	—	15,436
U.S. Agency securities	—	21,464	—	21,464
U.S. States and Municipalities	—	2,084	—	2,084
Corporate bonds	—	61,002	—	61,002
Non-U.S. Government debt securities	—	6,939	—	6,939
Total	$15,688	$123,671	$—	$139,359

5. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions	Balance At End Of Year
For the year ended:
December 31, 2014	$471	$150	$(19)	$602
December 31, 2015	602	(13)	—	589
December 31, 2016	589	216	(121)	684
Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets comprised of the following (in thousands):

	December 31,
	2016	2015
Prepaid taxes	$4,656	$2,736
Prepaid expenses	4,573	4,706
Income tax receivable	4,536	606
Other current assets	4,962	1,304
Prepaid expenses and other current assets	$18,727	$9,352

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Marketable Investments
The Company’s marketable investments as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,237	$1	$—	$4,238
U.S. Treasury	4,996	—	—	4,996
U.S. Agency securities	8,803	3	(12)	8,794
U.S. States and Municipalities	27,429	1	(75)	27,355
Corporate bonds	69,009	36	(120)	68,925
Non-U.S. Government debt securities	1,209	—	—	1,209
Total	$115,683	$41	$(207)	$115,517

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,328	$5	$(1)	$22,332
U.S. Treasury	15,459	4	(27)	15,436
U.S. Agency securities	21,497	1	(34)	21,464
U.S. States and Municipalities	2,086	—	(2)	2,084
Corporate bonds	61,188	3	(189)	61,002
Non-U.S. Government debt securities	6,954	1	(16)	6,939
Total	$129,512	$14	$(269)	$129,257
 The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Fair Value	Gross Unrealized Losses
U.S. Agency securities	3,291	(12)
U.S. States and Municipalities	22,286	(75)
Corporate bonds	29,748	(120)
Total	$55,325	$(207)

	December 31, 2015
	Fair Value	Gross Unrealized Losses
Commercial paper	$4,746	$(1)
U.S. Treasury	12,453	(27)
U.S. Agency securities	13,475	(34)
U.S. States and Municipalities	2,084	(2)
Corporate bonds	59,163	(189)
Non-U.S. government debt securities	5,881	(16)
Total	$97,802	$(269)
As of December 31, 2016 and 2015, there were no securities that had been in a loss position for more than twelve months.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The contractual maturities of the Company’s marketable investments as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Marketable Investments	Fair Value	Fair Value
Due in one year	$71,051	$62,983
Due in one to five years	44,466	66,274
Total	$115,517	$129,257

Inventories
The components of inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$11,367	$9,176
Work in process	3,663	2,746
Finished goods	57,982	44,839
Inventories	$73,012	$56,761
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Machinery and equipment	$9,734	$8,559
Furniture and fixtures	4,246	2,091
Leasehold improvements	10,207	1,564
Software	1,221	666
Computers	884	565
Construction in progress	2,193	577
Total property and equipment	28,485	14,022
Less: Accumulated depreciation and amortization	(7,021)	(5,071)
Property and equipment, net	$21,464	$8,951
Depreciation and amortization expense was $2.3 million, $1.8 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2016	2015
Payroll and employee-related cost	$16,956	$13,653
Sales return reserve	2,753	3,247
Preclinical and clinical trial cost	2,054	1,330
Deferred revenue	344	526
Product warranty	1,254	713
Sales and VAT tax payable	733	531
Income tax payable	174	308
Other accrued liabilities	7,422	5,273
Total accrued liabilities	$31,690	$25,581
The estimated product warranty accrual was as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at the beginning of the year	$713	$314	$323
Accruals of warranties issued	1,176	752	149
Settlements of warranty claims	(635)	(353)	(158)
Balance at the end of the year	$1,254	$713	$314
6. Credit Facility
In May 2012, the Company entered into a revolving credit facility of $15.0 million with Wells Fargo Bank, National Association. The credit facility was collateralized by the Company’s investment balances. The interest on the credit facility was based on the daily one-month London Inter-Bank Offered Rate, plus 1.75% and was payable monthly. The credit facility contained customary covenants for credit facilities of this type, including limitations on disposition of assets and changes in control. In May 2014, in conjunction with its Series F preferred stock financing, the Company paid the outstanding balance on the credit facility and terminated the credit facility.
7. Commitments and Contingencies
Lease Commitments
The Company leases its offices under non-cancelable operating leases that expire at various dates from 2029 to 2031, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through December 31, 2025, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease at the then current base monthly rental rate. The maximum additional space that could be added under this provision of the lease is 117,325 square feet of which 15,882 square feet was added to the lease in 2016. The additional space could potentially result in approximately $1.5 million of annual rent expense based on current terms of the lease. The table below does not include the Company’s potential obligation for the additional space(s) that may be added to the lease by the landlord. The Company leases its other equipment under non-cancelable operating leases that expire at various dates through 2021.
Rent expense for the years ended December 31, 2016, 2015 and 2014 was $5.2 million, $3.2 million and $1.8 million, respectively. In addition to the amounts included in the table below, certain lease agreements require the Company to make payments during the lease term for taxes, insurance and other operating expenses.
 Future minimum lease payments under the non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Lease Payments
Year Ending December 31:
2017	$5,554
2018	5,568
2019	5,610
2020	5,642
2021	5,234
Thereafter	50,919
Total future minimum lease payments	$78,527
Purchase Commitments
The Company had non-cancellable purchase obligations to suppliers at December 31, 2016 of $3.5 million.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor, on a quarterly basis. As of December 31, 2016 and 2015, the license agreement requires minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of 15 years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007.
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
Royalty expense included in cost of sales for the years ended December 31, 2016, 2015 and 2014 was $2.9 million, $2.0 million and $1.1 million, respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. In many such arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The Company also agrees to indemnify many purchasers for product defect and similar claims. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
8. Preferred Stock and Common Stock
Preferred Stock
The Company has 5,000,000 of authorized preferred stock issuable. There is no preferred stock outstanding as of December 31, 2016 and 2015.
Common Stock
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.
Common and Preferred Stock Repurchase
The Company’s board of directors approved the repurchase of 70,612 shares of common stock, 45,000 stock options and 45,611 of preferred stock from shareholders in May 2014 for $13.20 per share for a total purchase price of $2.0 million. For the repurchased shares of common stock and stock options, the Company charged the difference between the purchase and market prices of $0.5 million to expense. For the repurchased preferred shares, the excess between the purchase and the issuance price of $0.5 million was treated as a deemed dividend. In addition, the Company closed a tender offer in July 2014 to repurchase shares of preferred stock from existing shareholders at a purchase price of $13.20 per share, repurchasing 584,052 shares of preferred stock for a total purchase price of $7.7 million. The excess between the purchase and the issuance price of $5.8 million was treated as a deemed dividend. The repurchased shares of common and preferred stock were retired and remained as authorized but unissued.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plans
2005 Stock Plan
The Company adopted the Penumbra, Inc. 2005 Stock Plan (the 2005 Plan) in January 2005. The 2005 Plan was subsequently amended and restated in 2006, 2007, 2008 and 2010. As of December 31, 2016 and 2015, the Company had granted options to purchase 5,431,017 and 5,431,017 shares of common stock, respectively, under the 2005 Plan, of which options to purchase 1,002,307 and 1,757,282 shares of common stock were outstanding, and options to purchase 4,263 and 12,339 shares of common stock had been early exercised and were unvested and subject to repurchase, as of December 31, 2016 and 2015, respectively. Under the 2005 Plan, the board of directors could grant incentive stock options (ISOs), nonqualified stock options (NSOs), and/or stock awards to eligible persons, including employees, nonemployees, directors, consultants and other independent advisors who provide services to the Company. Stock purchase rights could also be granted under the 2005 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs and stock purchase rights could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of fair market value. Options granted under the 2005 Plan permitted an optionee to exercise options immediately upon grant irrespective of the vesting term. Options generally vest annually at a rate of 1/4 after the first year and 1/48 per month thereafter. The term of the options is no longer than five years for ISOs, for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than 10 years for all other options.
2011 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2011 Equity Incentive Plan (the 2011 Plan) in October 2011. As of December 31, 2016 and 2015, the Company had granted options to purchase 145,000 and 145,000 shares of common stock, respectively, under the 2011 Plan, of which options to purchase 145,000 and 145,000 shares of common stock were outstanding at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company had granted 505,000 and 505,000 shares of restricted stock under the 2011 Plan, of which 150,125 and 249,125 shares were unvested and subject to forfeiture and 9,667 and 4,667 shares had been forfeited as of December 31, 2016 and 2015, respectively. Under the 2011 Plan, the board of directors could grant ISOs, NSOs, restricted stock, and/or RSUs to eligible persons, including employees, directors and consultants who provide services to the Company. Stock Appreciation Rights (SAR) could also be granted under the 2011 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs, SARs, restricted stock and RSUs could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of fair market value. Stock options granted under the 2011 Plan generally have a contractual life of ten years, and generally vest over a period of four years.
Amended and Restated 2014 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2014 Equity Incentive Plan in May 2014. The plan was amended and restated as of September 17, 2015 (as amended and restated, the 2014 Plan). The 2014 Plan replaced the 2011 Plan and the 2005 Plan and no further equity awards may be granted under the 2011 Plan or the 2005 Plan. Under the 2014 Plan, 5,733,259 shares of common stock were reserved for issuance and as of December 31, 2016, 3,683,576 shares of common stock were available for grant. As of December 31, 2016 and 2015, the Company had granted options to purchase 1,857,900 and 1,857,900 shares of common stock under the 2014 Plan, 1,729,648 and 1,853,063 of which were outstanding and 21,886 and 4,421 of which had been forfeited as of December 31, 2016 and 2015, respectively. The Company had granted 673,361 and 673,361 shares of restricted stock under the 2014 Plan, as of December 31, 2016 and 2015, respectively, of which 494,896 and 508,646 shares were unvested and subject to forfeiture as of such dates. The Company had granted 427,896 and 91,800 shares of RSU under the 2014 Plan, as of December 31, 2016 and 2015, respectively, of which 357,923 and 91,800 shares were unvested and subject to forfeiture as of such dates.
Employee Stock Purchase Plan
The Penumbra, Inc. Employee Stock Purchase Plan (the ESPP), became effective on September 17, 2015. The ESPP initially reserved 600,000 shares of common stock for purchase under the ESPP, with the number of shares reserved for purchase automatically increasing each year pursuant to an “evergreen” provision set forth in the ESPP. As of December 31, 2016, 684,953 shares of common stock were reserved for issuance. All qualifying employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Each offering to the Company’s employees to purchase stock under the

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods, except that the first offering period under the ESPP began on September 17, 2015 and ended on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period during the offering period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the ESPP administrator may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period (corresponding to an offering period), under the ESPP in any calendar year. As of December 31, 2016, 214,025 shares of common stock have been issued under the plan.
Early Exercises
Stock options granted under the 2005 Plan, 2011 Plan and 2014 Plan allow the board of directors to grant awards to provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 4,263 and 12,339 as of December 31, 2016 and 2015, respectively, were subject to a repurchase right held by the Company at the original issue price in the event the optionees’ employment was terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses according to the vesting schedule designated on the associated option grant. The repurchase terms are considered to be a forfeiture provision. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued or outstanding for accounting purposes until those shares vest, though they are legally issued and outstanding. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability on the consolidated balance sheets. As of December 31, 2016 and 2015, cash received related to unvested shares totaled $0.03 million and $0.1 million, respectively. Amounts recorded are transferred into common stock and additional paid-in-capital as the shares vest.
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	3,755,345	$12.13
Exercised	(860,424)	3.62
Canceled/Forfeited	(17,966)	17.68
Balance, December 31, 2016	2,876,955	$14.63
Vested and expected to vest—December 31, 2016	2,858,851	$14.58	6.71	$140,713
Exercisable—December 31, 2016	1,694,078	$9.89	5.49	$91,330

The total intrinsic value of stock options exercised during the year ended December 31, 2016, 2015 and 2014 was $53.1 million, $13.1 million and $3.8 million, respectively. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at the exercise date and the exercise price of the stock option.
The weighted average grant date fair value of the employee stock options was $9.69 and $3.69 per share during the years ended 2015 and 2014, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock and Restricted Stock Units
The activity of unvested restricted stock and restricted stock units under the Plans during the year ended December 31, 2016 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	849,571	$15.12
Granted	336,096	62.25
Vested	(174,723)	23.30
Canceled/Forfeited	(8,000)	21.38
Unvested at December 31, 2016	1,002,944	$29.44
The fair value of the restricted stock and restricted stock units that vested during the year ended December 31, 2016, 2015 and 2014 was $9.9 million, $4.0 million and $0.4 million, respectively.
Employee Stock Purchase Plan
Under the Penumbra, Inc. ESPP, employees purchased 214,025 shares for $6.6 million during the year ended December 31, 2016.
Stock-based Compensation
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and ESPP. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the options granted are expected to be outstanding); volatility of the Company’s common stock and an assumed-risk-free interest rate.
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of equity settled awards:

	Equity Settled Awards
	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	.50	6.08—6.25	6.25
Expected volatility	40%	45%	45%
Risk-free interest rate	0.48%	1.56%—1.78%	1.76%—2.02%
Expected dividend rate	0%	0%	0%
The Company did not grant any options during the year ended December 31, 2016.
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
Volatility. Since there was no public market through mid-September 2015 for the Company’s common stock and lack of company-specific historical volatility, the Company has determined the share price volatility for options granted based on an

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

analysis of the volatility used by a peer group of publicly traded medical device companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.
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
The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of sales	$1,132	$316	$267
Research and development	1,020	444	96
Sales, general and administrative	12,485	6,511	1,070
	$14,637	$7,271	$1,433
As of December 31, 2016, total unrecognized compensation cost was $34.7 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.8 years.
The total stock-based compensation cost capitalized in inventory was $0.4 million and $0.3 million as of December 31, 2016 and 2015, respectively. The total stock-based compensation cost capitalized in inventory was insignificant as of December 31, 2014.
10. Accumulated Other Comprehensive Loss
Other comprehensive loss consists of two components: unrealized gains or losses on the Company's available-for-sale marketable investments, and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of net income, these comprehensive income (loss) items accumulate and are included within accumulated other comprehensive loss. Unrealized gains and losses on our marketable investments are reclassified from accumulated other comprehensive loss into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive loss.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our consolidated statements of operations (in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the year	$(163)	$(1,952)	$(2,115)	$(220)	$(644)	$(864)
Other comprehensive income before reclassifications:
Unrealized gains (losses)—marketable investments	98	—	98	(417)	—	(417)
Foreign currency translation (losses) gains	—	(2,628)	(2,628)	—	(1,425)	(1,425)
Income tax effect—(expense) benefit	(35)	(3)	(38)	128	117	245
Net of tax	63	(2,631)	(2,568)	(289)	(1,308)	(1,597)
Amounts reclassified from accumulated other comprehensive loss to earnings:
Realized (gains) losses—marketable investments	(8)	—	(8)	540	—	540
Income tax effect—benefit (expense)	3	—	3	(194)	—	(194)
Net of tax	(5)	—	(5)	346	—	346
Net current-year other comprehensive income (loss)	58	(2,631)	(2,573)	57	(1,308)	(1,251)
Balance, end of the year	$(105)	$(4,583)	$(4,688)	$(163)	$(1,952)	$(2,115)
11. Employee Benefit Plans
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (IRC) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by the IRC. In the third quarter of 2015, the Company began 401(k) matching of eligible compensation under the plan, subject to a maximum dollar threshold. Contribution expense was $0.8 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.
12. Income Taxes
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
The Company is incorporated in the United States and operates in various countries with different tax laws and rates. A portion of the Company’s income or (loss) before taxes and the provision for (benefit from) income taxes are generated from international operations.
Income or (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
United States	$(944)	$2,955	$2,230
Foreign	75	1,069	909
Total income (loss) before provision for (benefit from) income taxes	$(869)	$4,024	$3,139
Income tax provision or (benefit) in 2016, 2015 and 2014 is comprised of federal, state, and foreign taxes.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the provision for (benefit from) income taxes are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(3,872)	$3,815	$1,155
State	304	603	274
Foreign	772	492	323
Total current	(2,796)	4,910	1,752
Deferred:
Federal	(11,909)	(3,025)	(625)
State	(785)	(251)	(116)
Foreign	(193)	25	(117)
Total deferred	(12,887)	(3,251)	(858)
Provision for (benefit from) income taxes	$(15,683)	$1,659	$894
The Company’s actual provision for tax or (benefit from tax) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Income tax at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	75.9	1.9	3.2
Foreign taxes differential	(63.0)	(9.0)	5.2
Prepaid tax ASC 810-10	59.0	2.1	(8.9)
IRC 199 deduction	—	(7.4)	(7.0)
Stock-based compensation	1,474.0	14.8	6.0
Non- deductible meals and entertainment	(92.6)	5.6	5.8
Imputed interest	(30.7)	4.7	6.6
Tax credits	395.5	(11.6)	(12.1)
Other	(47.4)	3.6	2.8
Change in valuation allowance	0.3	2.5	(7.1)
Effective tax rate	1,805.0%	41.2%	28.5%
Deferred income tax assets and liabilities consist of the following:

	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$5,983	$1,000
Tax credits	6,260	1,355
Accruals and reserves	7,668	5,048
Stock-based compensation	3,703	1,352
Translation adjustment	690	715
UNICAP adjustments	4,721	3,840
Other	938	870
Gross deferred tax assets	29,963	14,180
Valuation allowance	(6,062)	(2,702)
Total deferred tax assets	23,901	11,478
Deferred tax liabilities
Depreciation and amortization	(1,425)	(1,335)
Total deferred tax liabilities	(1,425)	(1,335)
Net deferred tax assets	$22,476	$10,143

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014, the Company released the valuation allowance against the German net deferred tax assets of $0.3 million. As of December 31, 2015, the Company maintained a full valuation allowance against the net deferred tax assets of California and Canada. As of December 31, 2016, the Company adopted ASU 2016-09 and the impact of the adoption was creation of additional deferred tax assets of NOL and credits carryforwards. The Company assessed the ability to realize its net deferred tax assets by evaluating all available evidence, both positive and negative, including (1) cumulative results of operations in recent years, (2) sources of recent losses, (3) estimates of future taxable income and (4) the length of net operating loss carryforward periods. As a result, the Company continued to maintain a full valuation allowance against the net deferred tax assets of California and Canada at December 31, 2016, but determined a valuation allowance was not necessary for remaining deferred tax assets.
The valuation allowance against net deferred tax assets changed as follows:

	December 31,
	2016	2015	2014
Balance at the beginning of the year	$2,702	$2,945	$3,860
Release of valuation allowance	—	(243)	(321)
Other reserves and deferrals	3,360	—	(594)
Balance at the end of the year	$6,062	$2,702	$2,945
At December 31, 2016, the Company had approximately $10.7 million, $32.7 million and $1.3 million of federal, state and foreign net operating loss carryforwards, respectively, available to offset future taxable income. The federal net operating loss carryforwards are generally carried forward for 20 years. The state net operating loss carryforwards will begin to expire in 2020. At December 31, 2016, the Company had federal research credits of $3.6 million and California state tax credits of $5.0 million. The federal research credits are generally carried forward for 20 years. California state tax credits may be carried forward indefinitely.
IRC Sections 382 and 383 limit the use of net operating losses and business credits if there is a change in ownership. In 2009, the Company determined there were changes in ownership in 2004 and 2008, which did not cause any impairment of tax attributes.
Included in the $3.8 million balance of unrecognized tax benefits as of December 31, 2016 is $2.1 million of tax benefits that, if recognized, would affect the effective tax rate.
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2014 to December 31, 2016, is as follows:

	December 31,
	2016	2015	2014
Beginning Balance	$3,619	$1,726	$1,325
Gross increase for tax positions of current year	1,213	1,023	401
Gross increase for tax positions of prior years	250	1,062	—
Gross decrease for tax positions of prior years	(648)	—	—
Settlement	(387)	—	—
Lapse of statute of limitations	(220)	(192)	—
Ending Balance	$3,827	$3,619	$1,726
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2016, 2015 and 2014 included interest and penalties that were not material. As of December 31, 2016 and 2015 the Company had approximately $0.1 million and $0.1 million respectively, of accrued interest and penalties attributable to uncertain tax positions.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryovers, the tax years ending December 31, 2004 through December 31, 2016 remain subject to examination by federal and state tax authorities. In Australia and Canada, tax years ending December 31, 2009 through December 31, 2016 generally remain subject to examination by tax authorities. In Germany, tax years ending December 31, 2013 through December 31, 2016 remain subject to examination by tax authorities.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company does not anticipate any significant changes in the balance of gross unrecognized tax benefits over the next 12 months.
13. Net Income (Loss) per Share of Common Stock attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income (loss) per share:
Numerator
Net income	$14,814	$2,365	$2,245
Less: Deemed dividend paid to convertible preferred stockholders upon repurchase	—	—	(6,344)
Less: Undistributed income attributable to convertible preferred stockholders	—	(1,281)	—
Add: Undistributed loss attributable to convertible preferred stockholders	—	—	3,266
Net income attributable to common stockholders—basic and diluted	$14,814	$1,084	$(833)
Denominator
Weighted average shares used to compute net income (loss) attributable to common stockholders—Basic	30,464,583	11,993,429	4,609,375
Potential dilutive stock-based awards, as calculated using treasury stock method	3,013,495	2,226,221	—
Weighted average shares used to compute net income (loss) attributable to common stockholders—Diluted	33,478,078	14,219,650	4,609,375
Net income (loss) per share attributable to common stockholders —Basic	$0.49	$0.09	$(0.18)
—Diluted	$0.44	$0.08	$(0.18)
For the years ended December 31, 2016, 2015 and 2014, outstanding stock-based awards of  0.3 million, 1.4 million and 3.3 million shares, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

14. Geographic Areas and Product Sales
The Company’s revenue by geographic area, based on the destination to which the Company ships its products, was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$176,104	$127,311	$82,965
Japan	30,284	19,016	14,699
Other International	56,929	39,768	27,846
Total	$263,317	$186,095	$125,510
The following table sets forth revenue by product category (in thousands):

	Year Ended December 31,
	2016	2015	2014
Neuro	$185,533	$141,410	$106,242
Peripheral Vascular	77,784	44,685	19,268
Total	$263,317	$186,095	$125,510
The Company does not have significant long-lived assets outside the U.S.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Selected Quarterly Financial Data (Unaudited)
The following table provides the selected quarterly financial data for 2016 as reported and as adjusted for ASU 2016-09 (in thousands, except share and per share amounts):

	Quarter Ended
	As Reported				As Adjusted
	2016
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
Selected Statement of Operations Data:
Revenue	$57,919	$65,106	$67,187	$73,105	$57,919	$65,106	$67,187
Cost of revenue	18,014	23,636	24,313	26,525	18,014	23,636	24,313
Gross profit	$39,905	$41,470	$42,874	$46,580	$39,905	$41,470	$42,874
(Loss) Income before provision for (benefit from) income taxes	$2,121	$(383)	$(1,092)	$(1,515)	$2,121	$(383)	$(1,092)
Provision for (benefit from) income taxes	$1,341	$(568)	$14	$881	$(170)	$(3,396)	$(12,998)
Net income (loss)	$780	$185	$(1,106)	$(2,396)	$2,291	$3,013	$11,906
Net income (loss) attributable to common stockholders	$780	$185	$(1,106)	$(2,396)	$2,291	$3,013	$11,906
Net income (loss) per share attributable to common stockholders—Basic	$0.03	$0.01	$(0.04)	$(0.08)	$0.08	$0.10	$0.39
Net income (loss) per share attributable to common stockholders—Diluted	$0.02	$0.01	$(0.04)	$(0.08)	$0.07	$0.09	$0.35
Weighted average shares used to compute net income (loss) per share attributable to common stockholders—Basic	29,990,006	30,210,322	30,604,384	31,045,700	29,990,006	30,210,322	30,604,384
Weighted average shares used to compute net income (loss) per share attributable to common stockholders—Diluted	32,486,516	32,693,684	30,604,384	31,045,700	33,023,495	33,308,193	33,755,383
The following table provides the selected quarterly financial data for 2015 (in thousands, except share and per share amounts):

	Quarter Ended
	2015
	March 31	June 30	September 30	December 31
Selected Statement of Operations Data:
Revenue	$38,952	$42,311	$50,416	$54,416
Cost of revenue	12,224	14,936	16,919	17,958
Gross profit	$26,728	$27,375	$33,497	$36,458
Income (loss) before provision for (benefit from) income taxes	$4,242	$(4,178)	$2,084	$1,876
Net (loss) income	$2,502	$(2,671)	$901	$1,633
Net (loss) income attributable to common stockholders	$503	$(553)	$276	$1,633
Net (loss) income per share attributable to common stockholders—Basic	$0.10	$(0.11)	$0.04	$0.05
Net (loss) income per share attributable to common stockholders—Diluted	$0.07	$(0.11)	$0.03	$0.05
Weighted average shares used to compute net (loss) income per share attributable to common stockholders—Basic	4,903,535	5,096,151	7,853,730	29,890,944
Weighted average shares used to compute net (loss) income per share attributable to common stockholders—Diluted	7,193,452	5,096,151	10,189,248	32,321,410

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides the selected statement of cash flow data for 2016 and 2015 as reported and as adjusted for ASU 2016-09 (in thousands):

	As Reported			As Adjusted
	2016
	Three months ended March 31	Six months ended June 30	Nine months ended September 30	Three months ended March 31	Six months ended June 30	Nine months ended September 30
Selected Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(3,584)	$(12,555)	$(10,051)	$(2,074)	$(8,182)	$(2,450)
Net cash provided by (used in) financing activities	$(3)	$7,803	$12,253	$(1,513)	$3,430	$4,652

	As Reported			As Adjusted
	2015
	Three months ended March 31	Six months ended June 30	Nine months ended September 30	Three months ended March 31	Six months ended June 30	Nine months ended September 30
Selected Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(2,662)	$(8,331)	$(12,631)	$(2,662)	$(8,331)	$(11,374)
Net cash provided by (used in) financing activities	$326	$(2,974)	$125,194	$326	$(2,974)	$123,937
The following table provides the selected balance sheet data for 2016 and 2015 as reported and as adjusted for ASU 2016-09 (in thousands):

	As Reported			As Adjusted
	2016
	March 31	June 30	September 30	March 31	June 30	September 30

Balance Sheet Data:
Prepaid expenses and other current assets	$11,512	$17,406	$18,665	$11,512	$17,371	$19,209
Total current assets	$253,651	$260,252	$267,223	$253,651	$260,217	$267,767
Deferred taxes	$11,318	$11,422	$13,394	$11,318	$11,422	$22,059
Total assets	$275,121	$283,979	$297,279	$275,121	$283,944	$306,488
Other non-current liabilities	$3,094	$4,199	$6,081	$3,094	$4,199	$5,540
Total liabilities	$37,073	$36,388	$43,425	$37,073	$36,388	$42,884
Additional paid-in-capital	$255,499	$266,650	$275,031	$253,988	$262,276	$267,429
Accumulated deficit	$(16,695)	$(16,510)	$(17,616)	$(15,184)	$(12,171)	$(264)
Total stockholders' equity	$238,048	$247,591	$253,854	$238,048	$247,556	$263,604
Total liabilities and stockholders' equity	$275,121	$283,979	$297,279	$275,121	$283,944	$306,488

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on this review, our principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 9A of this Annual Report on Form 10K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Penumbra, Inc.
Alameda, California
We have audited the internal control over financial reporting of Penumbra, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets and related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the early adoption of Financial Accounting Standards Board Accounting Standards Update 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA
February 28, 2017

ITEM 9B.  OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held in June 2017 (the 2017 Proxy Statement).
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the information in the 2017 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to the information in the 2017 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the information in the 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the information in the 2017 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: The financial statements included in “Index to Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENUMBRA, INC.
Date: February 28, 2017
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

Signature	Title	Date

/s/ Adam Elsesser	Chairman, Chief Executive Officer and President	February 28, 2017
Adam Elsesser	(principal executive officer)

/s/ Sri Kosaraju	Chief Financial Officer and Head of Strategy	February 28, 2017
Sri Kosaraju	(principal financial officer and principal accounting officer)

/s/ Arani Bose	Chief Innovator and Director	February 28, 2017
Arani Bose

/s/ Don Kassing	Director	February 28, 2017
Don Kassing

/s/ Harpreet Grewal	Director	February 28, 2017
Harpreet Grewal

/s/ Thomas C. Wilder	Director	February 28, 2017
Thomas C. Wilder

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
3.2	Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.4	September 29, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among Penumbra, Inc., Adam Elsesser and Arani Bose and the investors listed on Exhibit A thereto, dated May 16, 2014	S-1	333-206412	4.2	August 14, 2015
10.1	Lease for facilities at 1351 Harbor Bay Parkway, Alameda, California, dated November 28, 2007 and amended on May 7, 2008 and June 23, 2011	S-1	333-206412	10.1	August 14, 2015
10.2	Lease for facilities at 1411 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.2	August 14, 2015
10.3	Lease for facilities at 1321 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.3	August 14, 2015
10.4*	Lease for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated December 19, 2015	10-K	001-37557	10.4	March 8, 2016
10.5#	Distribution Agreement between Penumbra, Inc. and Medico’s Hirata, dated August 2, 2009, as amended	S-1	333-206412	10.4	August 14, 2015
10.6†	Amended and Restated 2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.19	August 14, 2015
10.7†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Agreement of Penumbra, Inc.	10-Q	001-37557	10.1	November 12, 2015
10.8†	Amended and Restated 2014 Equity Incentive Plan - Stock Option Agreement of Penumbra, Inc.	10-Q	001-37557	10.2	November 12, 2015
10.9†*	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Unit Agreement of Penumbra, Inc.	10-K	001-37557	10.4	March 8, 2016
10.10†	2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.5	August 14, 2015
10.11†	2011 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Grant Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.6	August 14, 2015
10.12†	2005 Stock Plan, and forms of Notice of Grant and Early Exercise Stock Option Agreement	S-1	333-206412	10.7	August 14, 2015
10.13†	Form of Indemnification Agreement by and between Penumbra, Inc. and each of its directors and executive officers	S-1	333-206412	10.9	August 14, 2015
10.14†	Offer Letter with Adam Elsesser	S-1	333-206412	10.10	August 14, 2015
10.15†	Offer Letter with Arani Bose	S-1	333-206412	10.11	August 14, 2015
10.16†	Offer Letter with Sri Kosaraju	S-1	333-206412	10.12	August 14, 2015
10.17†	Offer Letter with Daniel Davis	S-1	333-206412	10.13	August 14, 2015
10.18†	Offer Letter with James Pray	S-1	333-206412	10.14	August 14, 2015
10.19†	Offer Letter with Lynn Rothman	S-1	333-206412	10.15	August 14, 2015
10.20†	Offer Letter with Robert Evans	S-1	333-206412	10.16	August 14, 2015
10.21†	Form of Employee Nondisclosure and Assignment Agreement	S-1	333-206412	10.17	August 14, 2015
10.22†	Employee Stock Purchase Plan	S-1/A	333-206412	10.18	August 31, 2015
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

* Filed herewith
† Indicates a management contract or compensatory plan or arrangement.
# Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment.