Form 10-Q
period 2017-03-31
Penumbra Inc
filed 2017-05-09
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 14, 2017, the registrant had 33,627,160 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$109,383	$13,236
Marketable investments	122,256	115,517
Accounts receivable, net of doubtful accounts of $829 and $684 at March 31, 2017 and December 31, 2016, respectively	45,278	43,335
Inventories	79,187	73,012
Prepaid expenses and other current assets	14,554	18,727
Restricted cash	1,704	—
Total current assets	372,362	263,827
Property and equipment, net	22,905	21,464
Deferred taxes	22,486	22,476
Other non-current assets	612	487
Total assets	$418,365	$308,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,973	$4,110
Accrued liabilities	33,591	31,690
Total current liabilities	38,564	35,800
Deferred rent	5,501	5,083
Other non-current liabilities	828	824
Total liabilities	44,893	41,707
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	33	31
Additional paid-in capital	383,132	273,865
Accumulated other comprehensive loss	(3,926)	(4,688)
Accumulated deficit	(5,767)	(2,661)
Total stockholders’ equity	373,472	266,547
Total liabilities and stockholders’ equity	$418,365	$308,254
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$73,213	$57,919
Cost of revenue	25,504	18,014
Gross profit	47,709	39,905
Operating expenses:
Research and development	7,034	5,001
Sales, general and administrative	42,721	33,069
Total operating expenses	49,755	38,070
(Loss) Income from operations	(2,046)	1,835
Interest income, net	644	510
Other expense, net	(349)	(224)
(Loss) Income before provision for (benefit from) income taxes	(1,751)	2,121
Provision for (benefit from) income taxes	1,355	(170)
Net (loss) income	(3,106)	2,291
Foreign currency translation adjustments, net of tax	692	1,048
Unrealized gains on available-for-sale securities, net of tax	70	281
Comprehensive (loss) income	$(2,344)	$3,620
Net (loss) income	$(3,106)	$2,291
Net (loss) income per share —Basic	$(0.10)	$0.08
—Diluted	$(0.10)	$0.07
Weighted average shares used to compute net (loss) income per share —Basic	31,611,841	29,990,006
—Diluted	31,611,841	33,023,495
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,106)	$2,291
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	654	538
Amortization of premium on marketable investments	299	189
Stock-based compensation	4,012	3,015
Provision for doubtful accounts	145	11
Inventory write downs	256	317
Loss on disposal of property and equipment	—	11
Realized (gain) loss on marketable investments	(31)	—
Deferred taxes	(1)	1,329
Changes in operating assets and liabilities:
Accounts receivable	(1,880)	(1,343)
Inventories	(6,057)	(9,083)
Prepaid expenses and other current and non-current assets	2,248	(4,759)
Accounts payable	889	1,350
Accrued expenses and other non-current liabilities	4,766	4,060
Net cash provided by (used in) operating activities	2,194	(2,074)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable investments	(44,777)	(9,531)
Proceeds from sales of marketable investments	22,975	500
Proceeds from maturities of marketable investments	15,020	11,750
Purchases of property and equipment	(3,194)	(1,115)
Change in restricted cash	(1,686)	—
Net cash (used in) provided by investing activities	(11,662)	1,604
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	106,563	—
Proceeds from exercises of stock options	1,050	129
Payment of employee taxes related to vested restricted stock	(2,089)	(1,642)
Net cash provided by (used in) financing activities	105,524	(1,513)
Effect of foreign exchange rate changes on cash and cash equivalents	91	42
Net Increase (Decrease) In Cash And Cash Equivalents	96,147	(1,941)
CASH AND CASH EQUIVALENTS—Beginning of period	13,236	19,547
CASH AND CASH EQUIVALENTS—End of period	$109,383	$17,606
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable and accrued liabilities	$339	$334
Issuance cost not yet paid	$295	$—
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business
Penumbra, Inc. (the “Company”) is a global healthcare company focused on interventional therapies. The Company designs, develops, manufactures and markets innovative devices and has a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets, neuro and peripheral vascular. The conditions that the Company’s products address include, among others, ischemic stroke, hemorrhagic stroke and various peripheral vascular conditions that can be treated through thrombectomy and embolization procedures.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements as of that date.
 The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016, and the cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the three months ended March 31, 2016, to conform to the presentation for the three months ended March 31, 2017.
The Company elected to early adopt Accounting Standards Update (“ASU”) 2016-09 in the fourth quarter of 2016 which requires the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The impact of adoption was the creation of deferred tax assets in the balance sheet and recognition of excess tax benefits in our provision for (benefit from) income taxes rather than paid-in capital for all periods in fiscal year 2016. The Company's adoption of ASU 2016-09 resulted in the recognition of excess tax benefits in the Company's benefit from income taxes rather than paid-in capital of $1.5 million for the three months ended March 31, 2016. In addition, the Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Adoption of the new standard resulted in adjustments to our 2016 unaudited selected financial data previously reported in our Quarterly Report on Form 10-Q as follows:

	March 31, 2016
(In thousands)	As Reported	As Adjusted
Condensed Consolidated Balance Sheet Data:
Additional Paid-in-Capital	$255,499	$253,988
Accumulated deficit	$(16,695)	$(15,184)
Total stockholder' equity	$238,048	$238,048

	Three Months Ended March 31, 2016
(In thousands, except percentage and per share amounts)	As Reported	As Adjusted
Condensed Consolidated Statements of Operations Data:
Provision for (benefit from) income taxes	$1,341	$(170)
Net income	$780	$2,291
Net income per share —Basic	$0.03	$0.08
—Diluted	$0.02	$0.07
Weighted average shares used to compute net income (loss) per share attributable to common stockholders —Basic	29,990,006	29,990,006
—Diluted	32,486,516	33,023,495

	Three Months Ended March 31, 2016
(In thousands)	As Reported	As Adjusted
Condensed Consolidated Statement of Cash Flow Data:
Net cash (used in) operating activities	$(3,584)	$(2,074)
Net cash (used in) financing activities	$(3)	$(1,513)
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent Accounting Guidance
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. In January 2017, the Company adopted the standard on a prospective basis and the adoption did not have a material impact on its financial position.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers—Narrow-Scope improvements and Practical Expedients, which further clarifies the implementation on narrow scope improvements and practical expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606—Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the Codification related to ASU No. 2014-09 that are not expected to have a significant effect on the Company’s current accounting practice. These standards will be effective for the Company in the first quarter of 2018 pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, issued by the FASB in August 2015. The Company is currently evaluating the financial statement impact of adopting these new standards as well as the transition method for implementation. The Company will be impacted by the new standard regarding the timing of its fulfillment of delivery criterion.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force. The standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling the total beginning and end of period amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

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
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.
The Company did not own any Level 3 financial assets or liabilities as of March 31, 2017 or December 31, 2016.
During the three months ended March 31, 2017 and 2016, the Company did not record impairment charges related to its marketable investments, and the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy.
The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2017 or December 31, 2016.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial Paper	$—	$21,769	$—	$21,769
Money market funds	55,608	—	—	55,608
U.S. States and Municipalities	—	5,000	—	5,000
Corporate bonds	—	4,000	—	4,000
Marketable investments:
Commercial paper	—	13,610	—	13,610
U.S. Treasury	9,003		—	9,003
U.S. agency securities	—	6,837	—	6,837
U.S. states and municipalities	—	12,678	—	12,678
Corporate bonds	—	78,926	—	78,926
Non-U.S. government debt securities	—	1,202	—	1,202
Total	$64,611	$144,022	$—	$208,633

	As of December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$873	$—	$—	$873
Marketable investments:
Commercial paper	—	4,238	—	4,238
U.S. Treasury	4,996	—	—	4,996
U.S. agency securities	—	8,794	—	8,794
U.S. states and municipalities	—	27,355	—	27,355
Corporate bonds	—	68,925	—	68,925
Non-U.S. government debt securities	—	1,209	—	1,209
Total	$5,869	$110,521	$—	$116,390
4. Balance Sheet Components
Cash and Cash Equivalents
The majority of the Company’s cash is held by one financial institution in the United States in an amount that exceeds federally insured limits. The Company maintained investments that were not federally insured in the form of money market funds during the periods presented. The Company also held cash in foreign banks of approximately $3.5 million and $2.1 million at March 31, 2017 and December 31, 2016, respectively, which was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.
Restricted Cash
The Company had restricted cash of $1.7 million at March 31, 2017 and no restricted cash at December 31, 2016. The restricted cash is held in one of the Company’s foreign banks and has a temporary restriction pending final incorporation of an international subsidiary. The Company anticipates the restriction to be lifted before the end of the year.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

Allowance for Doubtful Accounts	March 31, 2017	December 31, 2016
Balance at the beginning of the period	$684	$589
Charged to costs and expenses	145	216
Deductions	—	(121)
Balance at the end of the period	$829	$684
One customer (a distributor) accounted for 10% and 11% of the Company’s revenue during the three months ended March 31, 2017 and 2016, respectively. No customer accounted for greater than 10% of the Company’s accounts receivable balance as of March 31, 2017 or December 31, 2016.
Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid Tax	$1,887	$4,656
Prepaid expenses	4,871	4,573
Income tax receivable	4,587	4,536
Other current assets	3,209	4,962
Prepaid expenses and other current assets	$14,554	$18,727

 Marketable Investments
The Company’s marketable investments as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$13,610	$1	$(1)	$13,610
U.S. Treasury	9,002	4	(3)	9,003
U.S. agency securities	6,847	—	(10)	6,837
U.S. states and municipalities	12,687	2	(11)	12,678
Corporate bonds	79,004	30	(108)	78,926
Non-U.S. government debt securities	1,202	—		1,202
Total	$122,352	$37	$(133)	$122,256

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,237	$1	$—	$4,238
U.S. Treasury	4,996	—	—	4,996
U.S. agency securities	8,803	3	(12)	8,794
U.S. states and municipalities	27,429	1	(75)	27,355
Corporate bonds	69,009	36	(120)	68,925
Non-U.S. government debt securities	1,209	—	—	1,209
Total	$115,683	$41	$(207)	$115,517
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Fair Value	Gross Unrealized Losses
Commercial paper	$7,977	$(1)
US Treasury	4,994	(3)
US Agency securities	4,892	(10)
U.S. States and Municipalities	9,947	(11)
Corporate bonds	43,741	(108)
Total	$71,551	$(133)

	December 31, 2016
	Fair Value	Gross Unrealized Losses
U.S. agency securities	$3,291	$(12)
U.S. states and municipalities	22,286	(75)
Corporate bonds	29,748	(120)
Total	$55,325	$(207)
As of March 31, 2017 and December 31, 2016, there were no securities that had been in a loss position for more than twelve months.
The contractual maturities of the Company’s marketable investments as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
	Fair Value
Due in one year	$105,348	$71,051
Due in one to five years	16,908	44,466
Total	$122,256	$115,517

Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or market. Inventory quantities are reviewed in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The components of inventories as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$9,910	$11,367
Work in process	4,420	3,663
Finished goods	64,857	57,982
Inventories	$79,187	$73,012
Property and Equipment, Net
Property and equipment, net as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Machinery and equipment	$10,457	$9,734
Furniture and fixtures	4,598	4,246
Leasehold improvements	10,291	10,207
Software	1,641	1,221
Computers	1,118	884
Construction in progress	2,453	2,193
Total property and equipment	30,558	28,485
Less: Accumulated depreciation and amortization	(7,653)	(7,021)
Property and equipment, net	$22,905	$21,464
Depreciation and amortization expense was $0.7 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.
Accrued Liabilities
The following table shows the components of accrued liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Payroll and employee-related cost	$19,223	$16,956
Sales return reserve	2,940	2,753
Preclinical and clinical trial cost	1,877	2,054
Deferred revenue	357	344
Product warranty	1,087	1,254
Sales tax and VAT payable	548	733
Income tax payable	354	174
Other accrued liabilities	7,205	7,422
Total accrued liabilities	$33,591	$31,690
The estimated product warranty accrual as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016
Balance at the beginning of the period	$1,254	$713
Accruals of warranties issued	39	1,176
Settlements of warranty claims	(206)	(635)
Balance at the end of the period	$1,087	$1,254

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Commitments and Contingencies
Lease Commitments
The Company leases its offices under non-cancelable operating leases that expire at various dates from 2029 to 2031. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2017 and 2016 was $1.4 million and $1.1 million, respectively. In addition, the Company's lease commitments also require it to make additional payments during the lease term for taxes, insurance and other operating expenses. The Company leases its other equipment under non-cancelable operating leases that expire at various dates through 2021.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both March 31, 2017 and December 31, 2016, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty will be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement will continue until the expiration of the last to expire patent that covers that licensed product or 2022, whichever is longer.
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
Royalty expense included in cost of sales for the three months ended March 31, 2017 and 2016 was $0.8 million and $0.7 million, respectively.
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
6. Stockholder's Equity
Common Stock
In March 2017, the Company issued and sold an aggregate of 1,495,000 shares of common stock at a public offering price of $76.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. The Company received approximately $106.3 million in net cash proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $0.5 million.
Equity Incentive Plans
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively the “Plans”) during the three months ended March 31, 2017 is set forth below:

	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2016	2,876,955	$14.63
Options exercised	(383,457)	2.73
Options canceled	(969)	10.56
Balance at March 31, 2017	2,492,529	16.47

Restricted Stock and Restricted Stock Units
The following table summarizes the activity of unvested restricted stock and restricted stock units under the Plans during the three months ended March 31, 2017 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,002,944	$29.44
Granted	58,660	76.47
Vested	(115,685)	15.63
Canceled/Forfeited	(18,125)	41.31
Unvested and expected to vest at March 31, 2017	927,794	25.84

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company's condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$309	$9
Research and development	253	258
Sales, general and administrative	3,450	2,748
Total	$4,012	$3,015
As of March 31, 2017, total unrecognized compensation cost was $34.6 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.7 years.
The total stock-based compensation cost capitalized in inventory was $0.4 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively.
7. Accumulated Other Comprehensive (Loss) Income
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
The following table summarizes the changes in the accumulated balances during the three months ended March 31, 2017 and 2016, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive (loss) income into earnings affect the Company’s condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(105)	$(4,583)	$(4,688)	$(163)	$(1,952)	$(2,115)
Other comprehensive income before reclassifications:
Unrealized gains —marketable investments	101	—	101	441	—	441
Foreign currency translation gains	—	692	692	—	1,043	1,043
Income tax effect—benefit (expense)	—	—	—	(160)	5	(155)
Net of tax	101	692	793	281	1,048	1,329
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized losses (gains)—marketable investments	(31)	—	(31)	—	—	—
Income tax effect—(expense) benefit	—	—	—	—	—	—
Net of tax	(31)	—	(31)	—	—	—
Net current-year other comprehensive income	70	692	762	281	1,048	1,329
Balance at end of the period	$(35)	$(3,891)	$(3,926)	$118	$(904)	$(786)
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company’s effective tax rate decreased to (77.4%) for the three months ended March 31, 2017, compared to (8.0%) for the three months ended March 31, 2016, which includes the retroactive adoption of ASU 2016-09. The decrease in rate was primarily attributable to recording a partial valuation allowance against the deferred tax assets (“DTAs”) as of March 31, 2017 and the year-to-date tax impact from recognizing the deferred tax assets associated with intra-entity asset transfers.
As of March 31, 2017, the Company determined there were significant DTAs that needed to be assessed if the DTAs were more likely than not to be realized. Significant DTAs were created in the year ended December 31, 2016 and three month ended March 31, 2017, driven by stock option exercises and vesting of restricted stock and the excess tax benefits resulting from the application of ASU 2016-09. The Company assessed its ability to realize the net DTAs by evaluating all available positive and negative evidence, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax losses, (3) estimates of future taxable income, and (4) the length of NOLs carryforward periods. The Company would be in a 3-year cumulative taxable income position, had it not been for the impact of a $74.9 million excess tax deduction of stock based compensation under ASU 2016-09. Additionally, the Company considered the length of NOL carryforward periods and an objectively verifiable estimate of future income based on operating results from the Company’s recent history, as well as an estimate of future income that incorporates the Company's forecasted operating results for fiscal 2017. The Company believes that the recent period operating losses are attributable to operating expenses incurred to invest in the future growth of the business. Due to the significant amount of additional stock based compensation excess tax deduction generated, the Company determined that the negative evidence outweighed the positive evidence and that it is not more-likely-than-not that sufficient taxable income will be generated to realize all of the DTAs as of March 31, 2017. As such, a partial valuation allowance was recorded against the Company’s domestic DTAs as of March 31, 2017 in the amount of $9.8 million, which was approximately the same amount as the stock based compensation excess tax benefits created during the three months ended March 31, 2017. The Company will continue to closely monitor the need for an additional valuation allowance against its domestic DTAs that are generated in each subsequent reporting period which can be impacted by actual operating results compared to the Company's forecast.
Consistent with prior periods, the Company maintained a full valuation allowance against its California and Canada DTAs as of March 31, 2017.
9. Net (Loss) Income per Share
The Company’s basic net income per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted net (loss) income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock and common stock warrants are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net (loss) income per share for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net (loss) income per share:
Numerator
Net (loss) income—basic and diluted	$(3,106)	$2,291
Denominator
Weighted average shares used to compute net (loss) income —Basic	31,611,841	29,990,006
Potential dilutive stock-based awards, as calculated using treasury stock method	—	3,033,489
Weighted average shares used to compute net income —Diluted	31,611,841	33,023,495
Net (loss) income per share —Basic	$(0.10)	$0.08
—Diluted	$(0.10)	$0.07

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended March 31, 2017 and 2016, outstanding stock-based awards of 3.5 million and 12,500 shares, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
10. Geographic Areas and Product Sales
The Company’s revenue by geographic area, based on the destination to which the Company ships its products, for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$48,487	$39,412
Japan	7,642	6,161
Other International	17,084	12,346
Total	$73,213	$57,919
The following table sets forth revenue by product category, for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Neuro	$50,249	$41,284
Peripheral Vascular	22,964	16,635
Total	$73,213	$57,919
The Company does not have significant long-lived assets outside the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2017.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Penumbra (“we,” “our,” “us,” “Penumbra,” and the “Company”) is a global healthcare company focused on interventional therapies. We design, develop, manufacture and market innovative devices and have a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets, neuro and peripheral vascular. The conditions that our products address include, among others, ischemic stroke, hemorrhagic stroke and various peripheral vascular conditions that can be treated through thrombectomy and embolization procedures.
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
In the three months ended March 31, 2017 and 2016, 33.8% and 32.0% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging. In the three months ended March 31, 2017, no single hospital and only one distributor accounted for more than 10% of our sales.
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $73.2 million and $57.9 million for the three months ended March 31, 2017 and 2016, respectively. This represents an increase of 26.4%. We generated an operating loss of $2.0 million and operating income of $1.8 million for the three months ended March 31, 2017 and 2016, respectively.
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
Sales, General and Administrative (SG&A). SG&A expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants engaged in sales, marketing, finance, legal, compliance, administrative, facilities and information technology and human resource activities. Our SG&A expenses also include marketing trials, medical education, training and commissions, generally based on a percentage of sales, to direct sales representatives.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2017		2016
	(in thousands, except for percentages)
Revenue	$73,213	100.0%	$57,919	100.0%
Cost of revenue	25,504	34.8%	18,014	31.1%
Gross profit	47,709	65.2%	39,905	68.9%
Operating expenses:
Research and development	7,034	9.6%	5,001	8.6%
Sales, general and administrative	42,721	58.4%	33,069	57.1%
Total operating expenses	49,755	68.0%	38,070	65.7%
(Loss) Income from operations	(2,046)	(2.8)%	1,835	3.2%
Interest income, net	644	0.9%	510	0.9%
Other expense, net	(349)	(0.5)%	(224)	(0.4)%
(Loss) Income before provision for (benefit from) income taxes	(1,751)	(2.4)%	2,121	3.7%
Provision for (benefit from) income taxes	1,355	1.9%	(170)	(0.3)%
Net (loss) income	$(3,106)	(4.2)%	$2,291	4.0%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Neuro	$50,249	$41,284	$8,965	21.7%
Peripheral Vascular	22,964	16,635	6,329	38.0%
Total	$73,213	$57,919	$15,294	26.4%
Revenue increased $15.3 million, or 26.4%, to $73.2 million in the three months ended March 31, 2017, from $57.9 million in the three months ended March 31, 2016. Our revenue growth resulted from further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses accounted for approximately 60% and 40% of the revenue increase, respectively, in the three months ended March 31, 2017.
Revenue from sales in the United States increased $9.1 million, or 23.0%, to $48.5 million in the three months ended March 31, 2017, from $39.4 million in the three months ended March 31, 2016. Revenue from sales in international markets increased $6.2 million, or 33.6%, to $24.7 million in the three months ended March 31, 2017, from $18.5 million in the three months ended March 31, 2016. Revenue from international sales represented 33.8% and 32.0% of our total revenue for the three months ended March 31, 2017 and 2016, respectively.
Revenue from our neuro products increased $9.0 million, or 21.7%, to $50.2 million in the three months ended March 31, 2017, from $41.3 million in the three months ended March 31, 2016. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Increased sales of Penumbra System products accounted for approximately half of the neuro revenue increase in the three months ended March 31, 2017. Further, increased sales of our neuro embolization products accounted for approximately 20% of the neuro revenue increase period over period. This increase was due to greater demand for our neuro coil products, which can fluctuate from period to period due to the number of procedures performed in a given period using our products. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $6.3 million, or 38.0%, to $23.0 million in the three months ended March 31, 2017, from $16.6 million in the three months ended March 31, 2016. Our peripheral embolization and peripheral thrombectomy products experienced strong volume growth in the period due to increases in the number of procedures, primarily due to the further market penetration of our products. Increased sales of Indigo System products accounted for approximately 60% of the peripheral vascular revenue increase in the three months ended March 31, 2017. Prices for our peripheral vascular products remained substantially unchanged during the period.
Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Cost of revenue	$25,504	$18,014	$7,490	41.6%
Gross profit	$47,709	$39,905	$7,804	19.6%
Gross margin %	65.2%	68.9%
Gross profit increased $7.8 million, or 19.6%, to $47.7 million in the three months ended March 31, 2017, from $39.9 million in the three months ended March 31, 2016. The increase in gross profit was primarily due to an increase in revenue from sales of our neuro and peripheral vascular products.
Gross margin decreased 3.7 percentage points to 65.2% in the three months ended March 31, 2017, from 68.9% in the three months ended March 31, 2016. The decrease in gross margin was due to new product launches, additional costs associated with hiring new personnel and product and geographic mix.
Research and Development (R&D)

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
R&D	$7,034	$5,001	$2,033	40.7%
R&D as a percentage of revenue	9.6%	8.6%
R&D expenses increased by $2.0 million, or 40.7%, to $7.0 million in the three months ended March 31, 2017, from $5.0 million in the three months ended March 31, 2016. The increase was primarily due to a $1.6 million increase in product development, testing and clinical trial costs.
Sales, General and Administrative (SG&A)

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
SG&A	$42,721	$33,069	$9,652	29.2%
SG&A as a percentage of revenue	58.4%	57.1%
SG&A expenses increased by $9.7 million, or 29.2%, to $42.7 million in the three months ended March 31, 2017, from $33.1 million in the three months ended March 31, 2016. The increase was primarily due to a $7.2 million increase in personnel-related expenses primarily due to a 55% increase in headcount as a result of additional personnel to support our growth.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$1,355	$(170)	$1,525	(897.1)%
Effective tax rate	(77.4)%	(8.0)%
Our provision for our income taxes increased $1.5 million, to $1.4 million in the three months ended March 31, 2017, from $(0.2) million of tax benefit in the three months ended March 31, 2016. Our effective tax rate decreased to (77.4)% for the three months ended March 31, 2017, compared to (8.0)% for the three months ended March 31, 2016, which includes the retroactive adoption of ASU 2016-09. The decrease in rate was primarily attributable to exclusion of the US jurisdiction from the overall annual effective tax rate computation as a result of (1) the year-to-date tax impact from recognizing the deferred tax assets associated with intra-entity asset transfers and (2) a partial valuation allowance recorded against our domestic DTAs in the amount of $9.8 million, which was approximately the same amount as the stock based compensation excess tax benefits created during the three months ended March 31, 2017. Prospectively, the effective tax rate will likely be driven by (1) excluding the US jurisdiction from the annual effective tax rate computation due to an additional valuation allowance against domestic deferred tax assets that are generated in subsequent periods, (2) tax expenses associated with foreign operation and (3) recognition of deferred tax assets associated with intra-entity asset transfers.
Liquidity and Capital Resources
As of March 31, 2017, we had $333.8 million in working capital, which included $109.4 million in cash and cash equivalents and $122.3 million in marketable investments.
In March 2017, we issued and sold an aggregate of 1,495,000 shares of our common stock at public offering price of $76.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. The Company received approximately $106.3 million in net cash proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $0.5 million. We intend to use the net proceeds from this offering for general corporate purposes, including working capital, continued development of our products, including research and development and clinical trials, potential acquisitions and other business opportunities. Pending the use of the net proceeds from this offering, we intend to invest the net proceeds in investment grade, interest bearing securities.
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
The following table summarizes cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$109,383	$13,236
Marketable investments	122,256	115,517
Accounts receivable, net	45,278	43,335
Accounts payable	4,973	4,110
Accrued liabilities	33,591	31,690
Working capital(1)	333,798	228,027
__________________

(1)	Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$13,236	$19,547
Net cash provided by (used in) operating activities	2,194	(2,074)
Net cash (used in) provided by investing activities	(11,662)	1,604
Net cash provided by (used in) financing activities	105,524	(1,513)
Cash and cash equivalents at end of period	109,383	17,606
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, inventory write downs, stock-based compensation expense, amortization of premium on marketable investments and provision for doubtful accounts), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $2.2 million during the three months ended March 31, 2017 and consisted of net loss of $3.1 million, offset by non-cash items of $5.3 million and a minimal net changes in operating assets and liabilities. The change in operating assets and liabilities include the increase in inventories of $6.1 million to support our revenue growth and an increase in accounts receivable of $1.9 million, partially offset by an increase in accrued expenses and other non-current liabilities of $4.8 million, a decrease in prepaid expenses and other current and non-current assets of $2.2 million and an increase in accounts payable of $0.9 million, as a result of the growth in our business activities.
Net cash used in operating activities was $2.1 million during the three months ended March 31, 2016 and consisted of net income of $2.3 million and non-cash items of $5.4 million offset by net changes in operating assets and liabilities of $9.8 million. The change in operating assets and liabilities include the increase in inventories of $9.1 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $4.8 million and an increase in accounts receivable of $1.3 million, partially offset by an increase in accrued expenses and other non-current liabilities of $4.1 million and accounts payable of $1.4 million, as a result of the growth in our business activities.
Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities relates primarily to proceeds from sales or maturities of marketable investments, offset by purchases of marketable investments and capital expenditures.
Net cash used in investing activities was $11.7 million during the three months ended March 31, 2017 and consisted of net purchases from sales and maturities of marketable investments of $6.8 million, capital expenditures of $3.2 million and changes in restricted cash of $1.7 million.
Net cash provided by investing activities was $1.6 million during the three months ended March 31, 2016 and consisted of net proceeds from sales and maturities of marketable investments of $2.7 million, offset by capital expenditures of $1.1 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities primarily relates to capital raising activities through equity or debt financing.
Financing activities in the three months ended March 31, 2017 provided net cash of $105.5 million due to proceeds from issuance of common stock net of issuance cost of $106.6 million and proceeds from exercises of stock options of $1.1 million, partially offset by payment of employee taxes related to vested restricted stock of $2.1 million.
Financing activities in the three months ended March 31, 2016 used net cash of $1.5 million due to payment of employee taxes related to vested restricted stock of $1.6 million, offset by proceeds from exercises of stock options of $0.1 million.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2017 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Interest Rate Risk. We had cash and cash equivalents of $109.4 million as of March 31, 2017, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $122.3 million, which consisted primarily of commercial paper, U.S. Treasury, U.S. agency securities, U.S. states and municipalities, corporate bonds and non-U.S. government debt securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2017 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at March 31, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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
ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
None.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURE.
None.
ITEM 5. OTHER INFORMATION.
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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 9, 2017
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)