Form 10-Q
period 2017-06-30
Penumbra Inc
filed 2017-08-08
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 18, 2017, the registrant had 33,772,018 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$76,576	$13,236
Marketable investments	142,068	115,517
Accounts receivable, net of doubtful accounts of $949 and $684 at June 30, 2017 and December 31, 2016, respectively.	48,714	43,335
Inventories	81,141	73,012
Prepaid expenses and other current assets	14,399	18,727
Restricted cash	1,819	—
Total current assets	364,717	263,827
Property and equipment, net	24,419	21,464
Deferred taxes	22,496	22,476
Other non-current assets	5,371	487
Total assets	$417,003	$308,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,334	$4,110
Accrued liabilities	33,177	31,690
Total current liabilities	37,511	35,800
Deferred rent	5,682	5,083
Other non-current liabilities	832	824
Total liabilities	44,025	41,707
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	33	31
Additional paid-in capital	384,965	273,865
Accumulated other comprehensive loss	(4,695)	(4,688)
Accumulated deficit	(7,325)	(2,661)
Total stockholders’ equity	372,978	266,547
Total liabilities and stockholders’ equity	$417,003	$308,254
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$80,589	$65,106	$153,802	$123,025
Cost of revenue	29,660	23,636	55,164	41,650
Gross profit	50,929	41,470	98,638	81,375
Operating expenses:
Research and development	8,094	6,264	15,128	11,265
Sales, general and administrative	44,163	35,876	86,884	68,945
Total operating expenses	52,257	42,140	102,012	80,210
(Loss) income from operations	(1,328)	(670)	(3,374)	1,165
Interest income, net	624	559	1,268	1,069
Other expense, net	(372)	(272)	(721)	(496)
(Loss) income before income taxes	(1,076)	(383)	(2,827)	1,738
Provision for (Benefit from) income taxes	482	(3,396)	1,837	(3,566)
Net (loss) income	(1,558)	3,013	(4,664)	5,304
Foreign currency translation adjustments, net of tax	(766)	(1,881)	(74)	(833)
Unrealized (loss) gains on available-for-sale securities, net of tax	(3)	88	67	369
Comprehensive (loss) income	$(2,327)	$1,220	$(4,671)	$4,840
Net (loss) income	$(1,558)	$3,013	$(4,664)	$5,304
Net (loss) income per share from:
Basic	$(0.05)	$0.10	$(0.14)	$0.18
Diluted	$(0.05)	$0.09	$(0.14)	$0.16
Weighted average shares used to compute net (loss) income per share:
Basic	33,219,487	30,210,322	32,420,105	30,100,162
Diluted	33,219,487	33,308,193	32,420,105	33,137,364
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,664)	$5,304
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,422	1,146
Amortization of premium on marketable investments	436	445
Stock-based compensation	8,605	6,537
Inventory write downs	440	824
Deferred taxes	—	(207)
Other	367	129
Changes in operating assets and liabilities:
Accounts receivable	(4,551)	(5,058)
Inventories	(6,827)	(12,035)
Prepaid expenses and other current and non-current assets	2,903	(9,847)
Accounts payable	293	1,330
Accrued expenses and other non-current liabilities	4,420	3,250
Net cash provided by (used in) operating activities	2,844	(8,182)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable investments	(5,074)	—
Purchase of marketable investments	(90,384)	(27,467)
Proceeds from sales of marketable investments	28,167	2,504
Proceeds from maturities of marketable investments	35,669	28,962
Purchases of property and equipment	(5,364)	(3,695)
Deposit payments for acquisition	(454)	—
Change in restricted cash	(1,714)	—
Net cash (used in) provided by investing activities	(39,154)	304
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	106,265	—
Proceeds from exercises of stock options	2,625	1,493
Proceeds from issuance of stock under employee stock purchase plan	2,914	3,783
Payment of employee taxes related to vested restricted stock	(9,190)	(1,846)
Net cash provided by financing activities	102,614	3,430
Effect of foreign exchange rate changes on cash and cash equivalents	(2,964)	(1,185)
Net Increase (Decrease) in Cash and Cash Equivalents	63,340	(5,633)
CASH AND CASH EQUIVALENTS—Beginning of period	13,236	19,547
CASH AND CASH EQUIVALENTS—End of period	$76,576	$13,914
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable and accrued liabilities	$411	$560
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements as of that date.
 The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016, and the cash flows for the six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the three and six months ended June 30, 2016, to conform to the presentation for the three and six months ended June 30, 2017.
The Company elected to early adopt Accounting Standards Update (“ASU”) 2016-09 in the fourth quarter of 2016 which requires the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The impact of adoption was the creation of deferred tax assets (“DTAs”) in the balance sheet and recognition of excess tax benefits in our provision for (benefit from) income taxes rather than paid-in capital for all periods in fiscal year 2016. The Company’s adoption of ASU 2016-09 resulted in the recognition of excess tax benefits in the Company’s benefit from income taxes rather than paid-in capital of $2.9 million and $4.4 million for the three and six months ended June 30, 2016, respectively. In addition, the Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented.
Adoption of the new standard resulted in adjustments to our 2016 unaudited selected financial data previously reported in our Quarterly Report on Form 10-Q as follows:

	June 30, 2016
(In thousands)	As Reported	As Adjusted
Condensed Consolidated Balance Sheet Data:
Prepaid expenses and other current assets	$17,406	$17,371
Total current assets	$260,252	$260,217
Total assets	$283,979	$283,944
Additional paid-in-capital	$266,650	$262,276
Accumulated deficit	$(16,510)	$(12,171)
Total stockholders’ equity	$247,591	$247,556
Total liabilities and stockholders’ equity	$283,979	$283,944

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In thousands, except percentage and per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
Condensed Consolidated Statements of Operations Data:
(Benefit from) provision for income taxes	$(568)	$(3,396)	$773	$(3,566)
Net income	$185	$3,013	$965	$5,304
Net income per share from:
Basic	$0.01	$0.10	$0.03	$0.18
Diluted	$0.01	$0.09	$0.03	$0.16
Weighted average shares used to compute net income (loss) per share attributable to common stockholders for:
Basic	30,210,322	30,210,322	30,100,162	30,100,162
Diluted	32,693,684	33,308,193	32,542,253	33,137,364

	Six Months Ended June 30, 2016
(In thousands)	As Reported	As Adjusted
Condensed Consolidated Statement of Cash Flow Data:
Net cash (used in) operating activities	$(12,555)	$(8,182)
Net cash provided by financing activities	$7,803	$3,430
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. During the six months ended June 30, 2017, the Company added an accounting policy for non-marketable equity investments. There have been no other changes to the Company’s significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, provisions for doubtful accounts, sales return reserve, warranty reserve, valuation of inventories, useful lives of property and equipment, income taxes, and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
Non-Marketable Equity Investments
Entities in which the Company has at least a 20%, but not more than a 50%, interest are accounted for under the equity method unless it is determined that the Company has a controlling financial interest in the entity, in which case the entity would be consolidated. Non-marketable equity investments are classified as investments and included in other non-current assets on the condensed consolidated balance sheet. The Company’s proportionate share of the operating results of its non-marketable equity method investments are recorded as profit or loss and included as a component of other expense, net, in the condensed consolidated statements of operations and comprehensive (loss) income. See Note 4 “Balance Sheet Components” for further details.
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

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers—Narrow-Scope improvements and Practical Expedients, which further clarifies the implementation on narrow scope improvements and practical expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606—Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the Codification related to ASU No. 2014-09 that are not expected to have a significant effect on the Company’s current accounting practice. These standards will be effective for the Company in the first quarter of 2018 pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, issued by the FASB in August 2015. The Company intends to adopt the new standard on a modified retrospective basis on January 1, 2018. Under this method, the Company will record a cumulative-effect adjustment to the opening balance of retained earnings in the initial year of adoption. The timing of revenue recognition based on the guidance related to transfer of control may result in acceleration of revenue recognition for some contracts. The Company does not expect the impact of the new standard to be material, but it may result in expanded financial statement disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As we continue our assessment through the remainder of 2017, our preliminary assessment is subject to change.

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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation - Scope of Modification Accounting. The standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The guidance will be applied prospectively upon adoption. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements, however the impact to share-based compensation expense will depend on the terms specified in any new changes to share-based payment awards subsequent to the adoption.
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
Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.
The Company did not own any Level 3 financial assets or liabilities as of June 30, 2017 or December 31, 2016.
During the six months ended June 30, 2017 and 2016, the Company did not record impairment charges related to its marketable investments, and the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy.
The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2017 or December 31, 2016.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Total Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$19,188	$19,188
Money market funds	4,546	—	4,546
U.S. Treasury	4,997	—	4,997
U.S. states and municipalities	—	6,500	6,500
Marketable investments:
Commercial paper	—	24,196	24,196
U.S. Treasury	8,997	—	8,997
U.S. agency and government sponsored securities	—	6,837	6,837
U.S. states and municipalities	—	8,256	8,256
Corporate bonds	—	93,782	93,782
Total	$18,540	$158,759	$177,299

	As of December 31, 2016
	Level 1	Level 2	Total Fair Value
Financial Assets
Cash equivalents:
Money market funds	$873	$—	$873
Marketable investments:
Commercial paper	—	4,238	4,238
U.S. Treasury	4,996	—	4,996
U.S. agency and government sponsored securities	—	8,794	8,794
U.S. states and municipalities	—	27,355	27,355
Corporate bonds	—	68,925	68,925
Non-U.S. government debt securities	—	1,209	1,209
Total	$5,869	$110,521	$116,390
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid tax	$1,505	$4,656
Prepaid expenses	4,729	4,573
Other current assets	8,165	9,498
Prepaid expenses and other current assets	$14,399	$18,727

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Marketable Investments
The Company’s marketable investments as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$24,198	$1	$(3)	$24,196
U.S. Treasury	9,003	—	(6)	8,997
U.S. agency and government sponsored securities	6,850	—	(13)	6,837
U.S. states and municipalities	8,263	—	(7)	8,256
Corporate bonds	93,851	35	(104)	93,782
Total	$142,165	$36	$(133)	$142,068

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,237	$1	$—	$4,238
U.S. Treasury	4,996	—	—	4,996
U.S. agency and government sponsored securities	8,803	3	(12)	8,794
U.S. states and municipalities	27,429	1	(75)	27,355
Corporate bonds	69,009	36	(120)	68,925
Non-U.S. government debt securities	1,209	—	—	1,209
Total	$115,683	$41	$(207)	$115,517
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Fair Value	Gross Unrealized Losses
Commercial paper	$19,769	$(3)
U.S. Treasury	8,997	(6)
U.S. agency and government sponsored securities	6,837	(13)
U.S. states and municipalities	8,256	(7)
Corporate bonds	51,843	(104)
Total	$95,702	$(133)

	December 31, 2016
	Fair Value	Gross Unrealized Losses
U.S. agency and government sponsored securities	$3,291	$(12)
U.S. states and municipalities	22,286	(75)
Corporate bonds	29,748	(120)
Total	$55,325	$(207)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2017 and December 31, 2016, there were no securities that had been in a loss position for more than twelve months.
The contractual maturities of the Company’s marketable investments as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
	Fair Value	Fair Value
Due in less than one year	$121,290	$71,051
Due in one to five years	20,778	44,466
Total	$142,068	$115,517
 Non-Marketable Equity Investments
In May 2017, the Company and an unrelated third-party formed a privately-held company, MVI Health Inc. (“MVI”), with each party holding 50% of the issued and outstanding equity of MVI. The Company accounted for its investment under the equity method and is not required to consolidate under the voting model. As of June 30, 2017, the Company determined that MVI was not a variable interest entity (“VIE”). The Company will reassess in subsequent periods whether MVI becomes a VIE due to changes in facts and circumstances, including changes to the sufficiency of the equity investment at risk, management and governance structure or capital structure. As of June 30, 2017, the carrying value of the non-marketable equity investment was approximately $4.9 million, representing the Company’s contributions to MVI offset by the Company’s share of equity method investee losses. The non-marketable equity method investment is included in other non-current assets on the condensed consolidated balance sheet. The Company reflects the equity method investee losses as a component of other expense, net, in the condensed consolidated statements of operations and comprehensive (loss) income. The Company held no non-marketable equity investments in 2016.
Inventories
The components of inventories as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$11,068	$11,367
Work in process	3,747	3,663
Finished goods	66,326	57,982
Inventories	$81,141	$73,012
Accrued Liabilities
The following table shows the components of accrued liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Payroll and employee-related cost	$18,865	$16,956
Sales return reserve	2,994	2,753
Preclinical and clinical trial cost	1,305	2,054
Royalty	1,165	802
Product warranty	1,037	1,254
Other accrued liabilities	7,811	7,871
Total accrued liabilities	$33,177	$31,690

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated product warranty accrual as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016
Balance at the beginning of the period	$1,254	$713
Accruals of warranties issued	142	1,176
Settlements of warranty claims	(359)	(635)
Balance at the end of the period	$1,037	$1,254
5. Commitments and Contingencies
Lease Commitments
The Company leases its offices under non-cancelable operating leases that expire at various dates from 2029 to 2031. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2017 and 2016 was $1.5 million and $1.3 million, respectively and for the six months ended June 30, 2017 and 2016 was $2.9 million and $2.4 million, respectively. In addition, the Company’s lease commitments also require it to make additional payments during the lease term for taxes, insurance and other operating expenses. The Company leases its other equipment under non-cancelable operating leases that expire at various dates through 2021.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both June 30, 2017 and December 31, 2016, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty will be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement will continue until the expiration of the last to expire patent that covers that licensed product or 2022, whichever is longer.
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
Royalty expense included in cost of revenue for the three months ended June 30, 2017 and 2016 was $1.2 million and $0.7 million, respectively and for the six months ended June 30, 2017 and 2016 was $2.0 million and $1.4 million, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Litigation
The Company was contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against Penumbra and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act (“WPLA”) and sought both compensatory and punitive damages without a specific damages claim. Based on the Company’s preliminary motion, the punitive damages claim was dismissed in May 2016, along with several of the other causes of action subsumed by the WPLA. In recent submissions, plaintiffs claim economic damages in the $4-6 million range and non-economic damages of at least $20 million. These amounts are substantially in excess of the Company’s insurance coverage. The case is in the discovery phase, and trial is currently set for January 2018. The Company will continue to vigorously defend the litigation, as the Company believes there are substantial questions regarding causation, liability and damages.If the case proceeds to trial, the results of any jury trial and the damages that a jury might award are inherently uncertain.
From time to time, the Company is subject to other claims and assessments in the ordinary course of business. The Company is not currently a party to any such litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
6. Stockholders’ Equity
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
Equity Incentive Plans
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively the “Plans”) during the six months ended June 30, 2017 is set forth below:

	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2016	2,876,955	$14.63
Options exercised	(543,972)	4.79
Options canceled	(2,276)	15.95
Balance at June 30, 2017	2,330,707	16.93

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock and Restricted Stock Units
The following table summarizes the activity of unvested restricted stock and restricted stock units under the Plans during the six months ended June 30, 2017 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,002,944	$29.44
Granted	77,399	78.16
Vested	(280,262)	17.14
Canceled/Forfeited	(18,625)	42.43
Unvested and expected to vest at June 30, 2017	781,456	38.37
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$191	$651	$501	$660
Research and development	308	281	561	539
Sales, general and administrative	4,094	2,590	7,543	5,338
Total	$4,593	$3,522	$8,605	$6,537
As of June 30, 2017, total unrecognized compensation cost was $32.9 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.5 years.
The total stock-based compensation cost capitalized in inventory was $0.3 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the accumulated balances during the three and six months ended June 30, 2017 and 2016, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive (loss) income into earnings affect the Company’s condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(35)	$(3,891)	$(3,926)	$118	$(904)	$(786)
Other comprehensive income before reclassifications:
Unrealized gains —marketable investments	2	—	2	138	—	138
Foreign currency translation losses	—	(766)	(766)	—	(1,875)	(1,875)
Income tax effect—expense	—	—	—	(49)	(6)	(55)
Net of tax	2	(766)	(764)	89	(1,881)	(1,792)
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized gains—marketable investments	(5)	—	(5)	(2)	—	(2)
Income tax effect—benefit	—	—	—	1	—	1
Net of tax	(5)	—	(5)	(1)	—	(1)
Net current-year other comprehensive (loss) income	(3)	(766)	(769)	88	(1,881)	(1,793)
Balance at end of the period	$(38)	$(4,657)	$(4,695)	$206	$(2,785)	$(2,579)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(105)	$(4,583)	$(4,688)	$(163)	$(1,952)	$(2,115)
Other comprehensive income before reclassifications:
Unrealized gains —marketable investments	103	—	103	580	—	580
Foreign currency translation losses	—	(74)	(74)	—	(832)	(832)
Income tax effect—expense	—	—	—	(209)	(1)	(210)
Net of tax	103	(74)	29	371	(833)	(462)
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized gains—marketable investments	(36)	—	(36)	(3)	—	(3)
Income tax effect—benefit	—	—	—	1	—	1
Net of tax	(36)	—	(36)	(2)	—	(2)
Net current-year other comprehensive income (loss)	67	(74)	(7)	369	(833)	(464)
Balance at end of the period	$(38)	$(4,657)	$(4,695)	$206	$(2,785)	$(2,579)

8. Income Taxes
The Company’s income tax expense, DTAs and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgment and estimates are required in determining the consolidated income tax expense.
During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Jurisdictions with tax assets for which the Company believes a tax benefit cannot be realized are excluded from the computation of its annual effective tax rate. The Company’s effective tax rate changed to (44.8)% for the three months ended June 30, 2017, compared to 886.7% for the three months ended June 30, 2016. The Company’s effective tax rate changed to (65.0)% for the six months ended June 30, 2017, compared to (205.2)% for the six months ended June 30, 2016. The change in rate for both reporting periods was primarily attributable to excluding the tax

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

benefits associated with the Company’s U.S. jurisdiction due to the partial valuation allowance recorded against its domestic DTAs as of June 30, 2017, and the year-to-date tax impact associated with intra-entity asset transfers. The effective tax rates for the three and six months ended June 30, 2016 include the retroactive adoption of ASU 2016-09.
The Company generated significant domestic DTAs in the year ended December 31, 2016 and six month period ended June 30, 2017, primarily due to the excess tax benefits from stock option exercises and vesting of restricted stock upon application of ASU 2016-09. The Company assessed its ability to realize the benefits of its domestic DTAs prior to expiration by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax losses, (3) estimates of future taxable income, (4) the length of net operating loss (“NOL”) carryforward periods, and (5) the ability to carry back losses to prior years. The Company determined it would be in a three-year cumulative taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation under ASU 2016-09, and attributes recent period operating losses to operating expenses incurred to invest in the future growth of the business. The Company also measured its current DTA balances against estimates of future income based on objectively verifiable operating results from the Company’s recent history, as well as estimates of future income that incorporates the Company’s forecasted operating results for fiscal 2017.
Due to the significant amount of additional stock-based compensation excess tax deductions available upon adoption of ASU 2016-9, the Company could not conclude, at the required more-likely-than-not level of certainty, that sufficient taxable income will be generated to realize the full benefit of its domestic DTAs as of June 30, 2017 prior to expiration. As such, a partial valuation allowance was recorded against the Company’s domestic DTAs as of June 30, 2017 in the amount of $16.8 million, which was approximately the same amount as the stock-based compensation excess tax benefits created during the six months ended June 30, 2017. The Company will continue to closely monitor the need for an additional valuation allowance against its existing domestic DTAs and any additional DTAs that are generated in each subsequent reporting period, which can be impacted by actual operating results compared to the Company’s forecast.
Consistent with prior periods, the Company maintained a full valuation allowance against its California and Canada DTAs as of June 30, 2017.
9. Net (Loss) Income per Share
The Company’s basic net income per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted net (loss) income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock, restricted stock units and stock through the Company’s employee stock purchase plan are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net (loss) income per share for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income per share:
Numerator
Net (loss) income—basic and diluted	$(1,558)	$3,013	$(4,664)	$5,304
Denominator
Weighted average shares used to compute net (loss) income —Basic	33,219,487	30,210,322	32,420,105	30,100,162
Potential dilutive stock-based awards, as calculated using treasury stock method	—	3,097,871	—	3,037,202
Weighted average shares used to compute net income —Diluted	33,219,487	33,308,193	32,420,105	33,137,364
Net (loss) income per share from:
Basic	$(0.05)	$0.10	$(0.14)	$0.18
Diluted	$(0.05)	$0.09	$(0.14)	$0.16

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding stock-based awards of 3.2 million and 15,210 shares for the three months ended June 30, 2017 and 2016, respectively, and 3.2 million and 37,634 shares for the six months ended June 30, 2017 and 2016, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
10. Subsequent Event
On July 3, 2017, the Company acquired all of the outstanding shares of Crossmed S.p.a. (“Crossmed”), a joint stock company organized under the laws of Italy engaged in the business of distributing medical supplies and equipment in Italy, San Marino, the Vatican, and Switzerland. The Company acquired Crossmed for an initial purchase price of €8.2 million in cash, or approximately $9.3 million, subject to customary post-closing adjustments for working capital and financial debt. The Company will pay additional consideration in the form of milestone payments based on Crossmed’s net revenue, and may pay additional consideration based on incremental net revenue, for each of the years ending December 31, 2017, 2018 and 2019. The required disclosures have not been provided as the Company is currently in the process of completing the accounting for this transaction due to the timing of the acquisition. The Company expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed and the pro forma impact of this acquisition by the end of its third quarter of fiscal 2017.

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
Our team focuses on developing, manufacturing and marketing products for use by specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists and vascular surgeons. We design our products to provide these specialist physicians with a means to drive improved clinical outcomes, and we believe that the cost-effectiveness of our products is attractive to our hospital customers.
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
To address the challenging and significant clinical needs of our two key markets, we developed products that fall into the following broad product offering families:
Our neuro products fall into four broad product families:

•	neuro thrombectomy - the Penumbra System, consisting of reperfusion catheters and separators, aspiration tubing and aspiration pump, and the 3D revascularization device

•	neuro embolization - Penumbra Coil 400 and Penumbra SMART COIL

•	neuro access - Delivery catheter consist of Neuron, Neuron MAX, Select, BENCHMARK, DDC and microcatheters consist of PX Slim and Velocity

•	neurosurgical - Apollo System
Our peripheral products fall into two broad product families:

•	peripheral thrombectomy - the Indigo System, which includes aspiration catheters, separators, aspiration pump and accessories

•	peripheral embolization - the Ruby Coil System, POD System, POD Packing Coil, and the Penumbra LANTERN Delivery Microcatheter

We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the six months ended June 30, 2017 and 2016, 33.7% and 32.4% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $153.8 million and $123.0 million for the six months ended June 30, 2017 and 2016, respectively. This represents an increase of 25.0%. We generated an operating loss of $3.4 million and operating income of $1.2 million for the six months ended June 30, 2017 and 2016, respectively.
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
We expect our R&D expenses to continue to increase as we innovate and develop new products, add personnel, engage in ongoing clinical research and expand our information technologies.
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
We expect our SG&A expenses to continue to increase as we expand our marketing programs, information technologies, operations and salesforce.
Income Tax Expense. We are taxed at the rates applicable within each jurisdiction in which we operate. The composite income tax rate, tax provisions, DTAs and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our DTAs and deferred tax liabilities and the potential valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the DTAs will not be achieved.
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(in thousands, except for percentages)
Revenue	$80,589	100.0%	$65,106	100.0%	$153,802	100.0%	$123,025	100.0%
Cost of revenue	29,660	36.8%	23,636	36.3%	55,164	35.9%	41,650	33.9%
Gross profit	50,929	63.2%	41,470	63.7%	98,638	64.1%	81,375	66.1%
Operating expenses:
Research and development	8,094	10.0%	6,264	9.6%	15,128	9.8%	11,265	9.2%
Sales, general and administrative	44,163	54.8%	35,876	55.1%	86,884	56.5%	68,945	56.0%
Total operating expenses	52,257	64.8%	42,140	64.7%	102,012	66.3%	80,210	65.2%
(Loss) Income from operations	(1,328)	(1.6)%	(670)	(1.0)%	(3,374)	(2.2)%	1,165	0.9%
Interest income, net	624	0.8%	559	0.9%	1,268	0.8%	1,069	0.9%
Other expense, net	(372)	(0.5)%	(272)	(0.4)%	(721)	(0.5)%	(496)	(0.4)%
(Loss) Income before income taxes	(1,076)	(1.3)%	(383)	(0.6)%	(2,827)	(1.8)%	1,738	1.4%
Provision for (Benefit from) income taxes	482	0.6%	(3,396)	(5.2)%	1,837	1.2%	(3,566)	(2.9)%
Net (loss) income	$(1,558)	(1.9)%	$3,013	4.6%	$(4,664)	(3.0)%	$5,304	4.3%

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenue

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Neuro	$56,203	$45,362	$10,841	23.9%
Peripheral Vascular	24,386	19,744	4,642	23.5%
Total	$80,589	$65,106	$15,483	23.8%
Revenue increased $15.5 million, or 23.8%, to $80.6 million in the three months ended June 30, 2017, from $65.1 million in the three months ended June 30, 2016. Our revenue growth resulted from further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses accounted for approximately 70% and 30% of the revenue increase, respectively, in the three months ended June 30, 2017.
Revenue from our neuro products increased $10.8 million, or 23.9%, to $56.2 million in the three months ended June 30, 2017, from $45.4 million in the three months ended June 30, 2016. This was primarily attributable to increased sales of our Penumbra System and neuro embolization products, which accounted for slightly more than 60% and approximately 20% of the neuro revenue increase, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Further, there was greater demand for our neuro embolization products, which can fluctuate from period to period due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $4.6 million, or 23.5%, to $24.4 million in the three months ended June 30, 2017, from $19.7 million in the three months ended June 30, 2016. This was primarily attributable to increased sales of our Indigo System products which accounted for approximately half of the peripheral vascular revenue increase in the three months ended June 30, 2017. This increase was driven by further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customer’s shipping destination, for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Change
	2017		2016		$	%
	(in thousands, except for percentages)
United States	$53,420	66.3%	$43,692	67.1%	$9,728	22.3%
Japan	8,342	10.4%	6,570	10.1%	1,772	27.0%
Other International	18,827	23.3%	14,844	22.8%	3,983	26.8%
Total	$80,589	100.0%	$65,106	100.0%	$15,483	23.8%
Revenue from sales in international markets increased $5.8 million, or 26.9%, to $27.2 million in the three months ended June 30, 2017, from $21.4 million in the three months ended June 30, 2016. Revenue from international sales represented 33.7% and 32.9% of our total revenue for the three months ended June 30, 2017 and 2016, respectively.
Gross Margin

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Cost of revenue	$29,660	$23,636	$6,024	25.5%
Gross profit	$50,929	$41,470	$9,459	22.8%
Gross margin %	63.2%	63.7%

Gross margin remained relatively flat, decreasing by 0.5 percentage points to 63.2% in the three months ended June 30, 2017, from 63.7% in the three months ended June 30, 2016.
Research and Development (R&D)

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
R&D	$8,094	$6,264	$1,830	29.2%
R&D as a percentage of revenue	10.0%	9.6%
R&D expenses increased by $1.8 million, or 29.2%, to $8.1 million in the three months ended June 30, 2017, from $6.3 million in the three months ended June 30, 2016. The increase was primarily due to a $1.6 million increase in product development, testing and clinical trial costs and a $0.7 million increase in personnel-related expenses. This was partially offset by a $0.3 million decrease in consultant and contractor expenses.
Sales, General and Administrative (SG&A)

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
SG&A	$44,163	$35,876	$8,287	23.1%
SG&A as a percentage of revenue	54.8%	55.1%
SG&A expenses increased by $8.3 million, or 23.1%, to $44.2 million in the three months ended June 30, 2017, from $35.9 million in the three months ended June 30, 2016. The increase was primarily due to a $9.1 million increase in personnel-related expenses largely attributable to an increase in headcount to support our growth. This was partially offset by a $0.5 million decrease in marketing research costs and a $0.4 million decrease in legal, accounting and other services.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Provision for (Benefit from) income taxes	$482	$(3,396)	$3,878	114.2%
Effective tax rate	(44.8)%	886.7%
Our provision for our income taxes increased $3.9 million, to $0.5 million in the three months ended June 30, 2017, from $3.4 million of tax benefit in the three months ended June 30, 2016. Our effective tax rate changed to (44.8)% for the three months ended June 30, 2017, compared to 886.7% for the three months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2016 includes the retroactive adoption of ASU 2016-09. The change in rate was primarily attributable to the exclusion of tax benefits attributable to our U.S. jurisdiction due to the partial valuation allowance recorded against our domestic DTAs as of June 30, 2017, but including tax benefits attributable to our domestic DTAs as of December 31, 2016, and the tax impact associated with intra-entity asset transfers.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenue

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Neuro	$106,452	$86,646	$19,806	22.9%
Peripheral Vascular	47,350	36,379	10,971	30.2%
Total	$153,802	$123,025	$30,777	25.0%
Revenue increased $30.8 million, or 25.0%, to $153.8 million in the six months ended June 30, 2017, from $123.0 million in the six months ended June 30, 2016. Our revenue growth resulted from further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses accounted for slightly more than 60% and slightly less than 40% of the revenue increase, respectively, in the six months ended June 30, 2017.
Revenue from our neuro products increased $19.8 million, or 22.9%, to $106.5 million in the six months ended June 30, 2017, from $86.6 million in the six months ended June 30, 2016. This was primarily attributable to increased sales of our Penumbra System and neuro embolization products which accounted for slightly less than 60% and approximately 20% of the neuro revenue increase, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Further, there was greater demand for our neuro embolization products which can fluctuate from period to period due to the number of procedures performed in a given period using our products. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $11.0 million, or 30.2%, to $47.4 million in the six months ended June 30, 2017, from $36.4 million in the six months ended June 30, 2016. This was primarily attributable to increased sales of Indigo System products, which accounted for slightly more than half of the peripheral vascular revenue increase. This increase was driven by further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customer’s shipping destination, for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,				Change
	2017		2016		$	%
	(in thousands, except for percentages)
United States	$101,907	66.3%	$83,104	67.6%	$18,803	22.6%
Japan	15,984	10.4%	12,730	10.3%	3,254	25.6%
Other International	35,911	23.3%	27,191	22.1%	8,720	32.1%
Total	$153,802	100.0%	$123,025	100.0%	$30,777	25.0%
Revenue from sales in international markets increased $12.0 million, or 30.0%, to $51.9 million in the six months ended June 30, 2017, from $39.9 million in the six months ended June 30, 2016. Revenue from international sales represented 33.7% and 32.4% of our total revenue for the six months ended June 30, 2017 and 2016, respectively.
Gross Margin

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Cost of revenue	$55,164	$41,650	$13,514	32.4%
Gross profit	$98,638	$81,375	$17,263	21.2%
Gross margin %	64.1%	66.1%
Gross margin decreased 2.0 percentage points to 64.1% in the six months ended June 30, 2017, from 66.1% in the six months ended June 30, 2016. The decrease in gross margin was primarily due to new product launches, additional costs associated with hiring new personnel and product and geographic mix.
Research and Development (R&D)

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
R&D	$15,128	$11,265	$3,863	34.3%
R&D as a percentage of revenue	9.8%	9.2%
R&D expenses increased by $3.9 million, or 34.3%, to $15.1 million in the six months ended June 30, 2017, from $11.3 million in the six months ended June 30, 2016. The increase was primarily due to a $3.2 million increase in product development, testing and clinical trial costs and a $1.3 million increase in personnel-related expenses. This was partially offset by a $0.3 million decrease in consultant and contractor expenses and a $0.2 million decrease in outside services.
Sales, General and Administrative (SG&A)

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
SG&A	$86,884	$68,945	$17,939	26.0%
SG&A as a percentage of revenue	56.5%	56.0%
SG&A expenses increased by $17.9 million, or 26.0%, to $86.9 million in the six months ended June 30, 2017, from $68.9 million in the six months ended June 30, 2016. The increase was primarily due to a $16.3 million increase in personnel-related expense due to an increase in headcount to support our growth and a $1.2 million increase related to marketing events. This increase was partially offset by a $0.5 million decrease in marketing research costs.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Provision for (Benefit from) income taxes	$1,837	$(3,566)	$5,403	151.5%
Effective tax rate	(65.0)%	(205.2)%
Our provision for income taxes increased $5.4 million, to $1.8 million in the six months ended June 30, 2017, from $3.6 million of tax benefit in the six months ended June 30, 2016. Our effective tax rate changed to (65.0)% for the six months ended June 30, 2017, compared to (205.2)% for the six months ended June 30, 2016. Our effective rate for the six months ended June 30, 2016 includes the retroactive adoption of ASU 2016-09. The change in rate was primarily attributable to the exclusion of tax benefits attributable to our US jurisdiction due to the partial valuation allowance recorded against our domestic DTAs as of June 30, 2017, but including tax benefits attributable to our domestic DTAs as of December 31, 2016 and the tax impact from recognizing the deferred tax assets associated with intra-entity asset transfers.
Prospectively, our effective tax rate will likely be driven by (1) exclusion of the tax benefits attributable to the U.S. jurisdiction due to valuation allowances recorded against domestic DTAs generated in subsequent periods, (2) tax expense associated with our foreign operations and, (3) tax impact associated with intra-entity asset transfers.
Liquidity and Capital Resources
As of June 30, 2017, we had $327.2 million in working capital, which included $76.6 million in cash and cash equivalents, $142.1 million in marketable investments, and $1.8 million in restricted cash. As of June 30, 2017, we held approximately 15.2% of our cash and cash equivalents and restricted cash in foreign banks.
In March 2017, we issued and sold an aggregate of 1,495,000 shares of our common stock at public offering price of $76.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. We received approximately $106.3 million in net cash proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $0.5 million. We intend to use the net proceeds from this offering for general corporate purposes, including working capital, continued development of our products, including research and development and clinical trials, potential acquisitions and other business opportunities. Pending the use of the net proceeds from this offering, we intend to invest the net proceeds in investment grade, interest bearing securities.
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. We believe these sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, including our research and development, and capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. We expect to continue to make investments as we launch new products, expand our manufacturing operations and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders and could require us to agree to covenants that limit our operating flexibility.

The following table summarizes cash and cash equivalents, marketable investments and selected working capital data as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$76,576	$13,236
Marketable investments	142,068	115,517
Accounts receivable, net	48,714	43,335
Accounts payable	4,334	4,110
Accrued liabilities	33,177	31,690
Working capital(1)	327,206	228,027
__________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$13,236	$19,547
Net cash provided by (used in) operating activities	2,844	(8,182)
Net cash (used in) provided by investing activities	(39,154)	304
Net cash provided by financing activities	102,614	3,430
Cash and cash equivalents at end of period	76,576	13,914
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, inventory write downs, stock-based compensation expense, amortization of premium on marketable investments and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $2.8 million during the six months ended June 30, 2017 and consisted of net loss of $4.7 million and non-cash items of $11.3 million, offset by net changes in operating assets and liabilities of $3.8 million. The change in operating assets and liabilities include the increase in inventories of $6.8 million to support our revenue growth and an increase in accounts receivable of $4.6 million, partially offset by an increase in accrued expenses and other non-current liabilities of $4.4 million, a decrease in prepaid expenses and other current and non-current assets of $2.9 million and an increase in accounts payable of $0.3 million, as a result of the growth in our business activities.
Net cash used in operating activities was $8.2 million during the six months ended June 30, 2016 and consisted of net income of $5.3 million and non-cash items of $8.9 million offset by net changes in operating assets and liabilities of $22.4 million. The change in operating assets and liabilities include the increase in inventories of $12.0 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $9.8 million and an increase in accounts receivable of $5.1 million, partially offset by an increase in accrued expenses and other non-current liabilities of $3.3 million and accounts payable of $1.3 million, as a result of the growth in our business activities.
Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities relates primarily to proceeds from sales or maturities of marketable investments, offset by purchases of marketable investments, non-marketable investments and capital expenditures.
Net cash used in investing activities was $39.2 million during the six months ended June 30, 2017 and consisted of net purchases from sales and maturities of marketable investments of $26.5 million, capital expenditures of $5.4 million, purchase of non-marketable investments of $5.1 million, changes in restricted cash of $1.7 million, and deposit payments for acquisition of $0.5 million.
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
Financing activities in the six months ended June 30, 2017 provided net cash of $102.6 million due to proceeds from issuance of common stock net of issuance cost of $106.3 million, proceeds from issuance of stock under our employee stock purchase plan of $2.9 million and proceeds from exercises of stock options of $2.6 million. This was partially offset by payment of employee taxes related to vested restricted stock of $9.2 million.
Financing activities in the six months ended June 30, 2016 provided net cash of $3.4 million due to proceeds from issuance of stock under our employee stock purchase plan of $3.8 million, proceeds from exercises of stock options of $1.5 million, partially offset by payment of employee taxes related to vested restricted stock of $1.8 million.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2017 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Interest Rate Risk. We had cash and cash equivalents of $76.6 million as of June 30, 2017, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $142.1 million, which consisted primarily of commercial paper, corporate bonds, non-U.S. government debt securities, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
Foreign Exchange Risk Management. We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. We bill most sales outside of the United States in local currencies, primarily euro and Japanese yen, with some sales being denominated in other currencies. We expect that the percentage of our sales denominated in foreign currencies may increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We do not believe our net income would be materially impacted by an immediate 10% adverse change in foreign exchange rates. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
We do not believe that inflation and changes in prices had a significant impact on our results of operations for any periods presented on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2017 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at June 30, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We were contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against the Company and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act (“WPLA”) and sought both compensatory and punitive damages without a specific damages claim. Based on the Company’s preliminary motion, the punitive damages claim was dismissed in May 2016, along with several of the other causes of actions subsumed by the WPLA. In recent submissions, plaintiffs claim economic damages in the $4-6 million range and non-economic damages of at least $20 million. These amounts are substantially in excess of our insurance coverage. The case is in the discovery phase, and trial is currently set for January 2018. We will continue to vigorously defend the litigation, as we believe there are substantial questions regarding causation, liability and damages. If the case proceeds to trial, the results of any jury trial and the damages that a jury might award are inherently uncertain.
From time to time, we are subject to other claims and assessments in the ordinary course of business. We are not currently a party to any such litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	82,029	85.45	—	—
May 1, 2017 - May 31, 2017	—	—	—	—
June 1, 2017 - June 30, 2017	—	—	—	—
Total	82,029	85.45	—	—

(1) During the three months ended June 30, 2017, the Company withheld 82,029 shares of restricted stock at an aggregate cost of approximately $7.0 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: August 8, 2017
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)