Form 10-Q
period 2017-09-30
Penumbra Inc
filed 2017-11-07
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 17, 2017, the registrant had 33,938,594 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$65,621	$13,236
Marketable investments	153,203	115,517
Accounts receivable, net of doubtful accounts of $1,066 and $684 at September 30, 2017 and December 31, 2016, respectively.	47,964	43,335
Inventories	90,529	73,012
Prepaid expenses and other current assets	14,464	18,727
Total current assets	371,781	263,827
Property and equipment, net	28,259	21,464
Intangible assets, net	23,821	—
Goodwill	7,449	—
Deferred taxes	22,503	22,476
Other non-current assets	5,281	487
Total assets	$459,094	$308,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,768	$4,110
Accrued liabilities	45,312	31,690
Total current liabilities	51,080	35,800
Deferred rent	6,065	5,083
Other non-current liabilities	18,117	824
Total liabilities	75,262	41,707
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	33	31
Additional paid-in capital	389,682	273,865
Accumulated other comprehensive income (loss)	1,204	(4,688)
Accumulated deficit	(7,087)	(2,661)
Total stockholders’ equity	383,832	266,547
Total liabilities and stockholders’ equity	$459,094	$308,254
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$83,911	$67,187	$237,713	$190,212
Cost of revenue	29,134	24,313	84,298	65,963
Gross profit	54,777	42,874	153,415	124,249
Operating expenses:
Research and development	8,132	6,497	23,260	17,762
Sales, general and administrative	45,962	37,740	132,846	106,685
Total operating expenses	54,094	44,237	156,106	124,447
Income (loss) from operations	683	(1,363)	(2,691)	(198)
Interest income, net	658	631	1,926	1,700
Other expense, net	(647)	(360)	(1,368)	(856)
Income (loss) before income taxes	694	(1,092)	(2,133)	646
Provision for (benefit from) income taxes	456	(12,998)	2,293	(16,564)
Net income (loss)	238	11,906	(4,426)	17,210
Foreign currency translation adjustments, net of tax	5,845	(898)	5,771	(1,731)
Unrealized gain (loss) on available-for-sale securities, net of tax	54	(115)	121	254
Comprehensive income	$6,137	$10,893	$1,466	$15,733
Net income (loss)	$238	$11,906	$(4,426)	$17,210
Net income (loss) per share:
Basic	$0.01	$0.39	$(0.14)	$0.57
Diluted	$0.01	$0.35	$(0.14)	$0.52
Weighted average shares used to compute net income (loss) per share:
Basic	33,446,841	30,604,384	32,766,135	30,269,463
Diluted	35,664,272	33,755,383	32,766,135	33,367,618
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,426)	$17,210
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,580	1,809
Amortization of premium on marketable investments	501	733
Stock-based compensation	13,092	10,800
Loss on non-marketable equity investments	703	—
Inventory write downs	996	1,190
Other	474	65
Changes in operating assets and liabilities:
Accounts receivable	704	(7,088)
Inventories	(14,716)	(14,018)
Prepaid expenses and other current and non-current assets	3,303	(22,895)
Accounts payable	873	947
Accrued expenses and other non-current liabilities	9,514	8,797
Net cash provided by (used in) operating activities	13,598	(2,450)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(9,253)	—
Purchase of non-marketable investments	(5,130)	—
Purchase of marketable investments	(139,317)	(45,027)
Proceeds from sales of marketable investments	28,167	2,504
Proceeds from maturities of marketable investments	73,579	46,081
Acquisition of intangible assets from a licensing agreement	(2,500)	—
Purchases of property and equipment	(6,805)	(7,078)
Net cash used in investing activities	(61,259)	(3,520)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	106,265	—
Proceeds from exercises of stock options	4,244	2,893
Proceeds from issuance of stock under employee stock purchase plan	2,914	3,783
Payment of employee taxes related to vested restricted stock	(10,569)	(2,024)
Payment of obligations on debt and credit facilities	(940)	—
Net cash provided by financing activities	101,914	4,652
Effect of foreign exchange rate changes on cash and cash equivalents	(1,868)	(2,373)
Net Increase (Decrease) in Cash and Cash Equivalents	52,385	(3,691)
CASH AND CASH EQUIVALENTS—Beginning of period	13,236	19,547
CASH AND CASH EQUIVALENTS—End of period	$65,621	$15,856
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable and accrued liabilities	$2,933	$2,197
Acquisition-related contingent consideration and working capital adjustment liabilities	$4,897	$—
Licensing agreement related contingent consideration	$12,717	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the three and nine months ended September 30, 2016, to conform to the presentation for the three and nine months ended September 30, 2017.
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
Adoption of the new standard resulted in adjustments to our 2016 unaudited selected financial data previously reported in our Quarterly Report on Form 10-Q as follows:

	September 30, 2016
(In thousands)	As Previously Reported	As Adjusted
Condensed Consolidated Balance Sheet Data:
Prepaid expenses and other current assets	$18,665	$19,209
Total current assets	267,223	267,767
Deferred taxes	13,394	22,059
Total assets	297,279	306,488
Other non-current liabilities	6,081	5,540
Total liabilities	43,425	42,884
Additional paid-in-capital	275,031	267,429
Accumulated deficit	(17,616)	(264)
Total stockholders’ equity	253,854	263,604
Total liabilities and stockholders’ equity	297,279	306,488

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(In thousands, except per share amounts)	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Condensed Consolidated Statements of Operations Data:
Provision for (benefit from) income taxes	$14	$(12,998)	$787	$(16,564)
Net (loss) income	$(1,106)	$11,906	$(141)	$17,210
Net (loss) income per share:
Basic	$(0.04)	$0.39	$0.00	$0.57
Diluted	$(0.04)	$0.35	$0.00	$0.52
Weighted average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	30,604,384	30,604,384	30,269,463	30,269,463
Diluted	30,604,384	33,755,383	30,269,463	33,367,618

	Nine Months Ended September 30, 2016
(In thousands)	As Previously Reported	As Adjusted
Condensed Consolidated Statement of Cash Flow Data:
Net cash used in operating activities	$(10,051)	$(2,450)
Net cash provided by financing activities	$12,253	$4,652
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K. During the nine months ended September 30, 2017, the Company added accounting policies for goodwill, contingent consideration, intangible assets and non-marketable equity investments as described below. There have been no other changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company continues to operate as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2017, the Company’s goodwill is related to the acquisition of Crossmed S.p.a (“Crossmed”) during the third quarter of 2017. Refer to Note “5. Business Combination” and Note “6. Goodwill and Intangible Assets” for more information.
Contingent Consideration
Certain agreements the Company enters into, including business combinations and licensing agreements, involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved. Contingent consideration related to business combinations is recorded at the acquisition date at fair value and is remeasured each reporting period with the change in fair value recognized within sales, general and administrative expense in the consolidated statements of operations and comprehensive income.
As of September 30, 2017, the Company’s contingent consideration related to the acquisition of Crossmed and intangible assets through a licensing agreement. For more information with respect to the fair value of contingent consideration, refer to Note “5. Business Combination” and Note “6. Goodwill and Intangible Assets,” respectively.
Intangible Assets
Intangible assets consist of intangibles acquired through a licensing arrangement and the acquisition of Crossmed during the third quarter of 2017.
Indefinite-lived intangible assets relate to payments and future milestone payments, which are probable and estimable, for an exclusive right to licensed technology. The acquired licensed technology is accounted for as an indefinite-lived intangible asset until it reaches technological feasibility, which is determined on the basis of obtaining regulatory approval to market and commercialize the underlying products. Upon the commercialization of the underlying product, the capitalized amount will be amortized over its estimated useful life. Indefinite-lived intangible assets will be tested for impairment at least annually, or more frequently if events or circumstances indicate their carrying value may no longer be recoverable and that an impairment loss may have occurred.
Finite-lived intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. The Company will review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management will determine whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset will be written down to the determined fair value based on discounted cash flows. Refer to Note “6. Goodwill and Intangible Assets” for more information on the Company’s intangible assets.
Non-Marketable Equity Investments
Entities in which the Company has at least a 20%, but not more than a 50%, interest are accounted for under the equity method unless it is determined that the Company has a controlling financial interest in the entity, in which case the entity would be consolidated. Non-marketable equity investments are classified as investments and included in other non-current assets on the condensed consolidated balance sheet. The Company’s proportionate share of the operating results of its non-marketable equity method investments are recorded as profit or loss and included as a component of other expense, net, in the condensed consolidated statements of operations and comprehensive income. See Note “3. Investments and Fair Value of Financial Instruments” for further details.
Segments
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative devices, and operates as one operating segment. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its operating results for the purpose of allocating resources and evaluating financial performance. The Company assigns revenue to a geographic area based on the destination to which it ships its products.

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

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers—Narrow-Scope improvements and Practical Expedients, which further clarifies the implementation on narrow scope improvements and practical expedients. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606—Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the Codification related to ASU No. 2014-09 that are not expected to have a significant effect on the Company’s current accounting practice. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, (“ASU No. 2017-13”) which provides additional clarification and implementation guidance on the previously issued ASU No. 2014-09. These standards will be effective for the Company in the first quarter of 2018 pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, issued by the FASB in August 2015. The Company intends to adopt the new standard on a modified retrospective basis on January 1, 2018. Under this method, the Company will record a cumulative-effect adjustment to the opening balance of retained earnings in the initial year of adoption. The timing of revenue recognition based on the guidance related to transfer of control may result in acceleration of revenue recognition for some contracts. The Company does not expect the impact of the new standard to be material, but it expands financial statement disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As we continue our assessment through the remainder of 2017, our preliminary assessment is subject to change.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and must be applied using a modified retrospective approach. Early adoption is permitted. While the Company is continuing to assess all potential impacts of the standard, it expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
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
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$23,471	$2	$(1)	$23,472
U.S. Treasury	9,004	—	(4)	9,000
U.S. agency and government sponsored securities	3,600	—	(8)	3,592
U.S. states and municipalities	10,207	1	(4)	10,204
Corporate bonds	106,964	48	(77)	106,935
Total	$153,246	$51	$(94)	$153,203

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,237	$1	$—	$4,238
U.S. Treasury	4,996	—	—	4,996
U.S. agency and government sponsored securities	8,803	3	(12)	8,794
U.S. states and municipalities	27,429	1	(75)	27,355
Corporate bonds	69,009	36	(120)	68,925
Non-U.S. government debt securities	1,209	—	—	1,209
Total	$115,683	$41	$(207)	$115,517

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$10,959	$(1)	$—	$—	$10,959	$(1)
U.S. Treasury	9,000	(4)	—	—	9,000	(4)
U.S. agency and government sponsored securities	1,600	—	1,992	(8)	3,592	(8)
U.S. states and municipalities	7,184	(4)	—	—	7,184	(4)
Corporate bonds	49,655	(48)	4,168	(29)	53,823	(77)
Total	$78,398	$(57)	$6,160	$(37)	$84,558	$(94)

	December 31, 2016
	Less than 12 months
	Fair Value	Gross Unrealized Losses
U.S. agency and government sponsored securities	$3,291	$(12)
U.S. states and municipalities	22,286	(75)
Corporate bonds	29,748	(120)
Total	$55,325	$(207)
As of December 31, 2016, there were no securities that had been in a loss position for more than twelve months.
The contractual maturities of the Company’s marketable investments as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
	Fair Value	Fair Value
Due in less than one year	$122,829	$71,051
Due in one to five years	30,374	44,466
Total	$153,203	$115,517
 Non-Marketable Equity Investments
In May 2017, the Company and an unrelated third-party formed a privately-held company, MVI Health Inc. (“MVI”), with each party holding 50% of the issued and outstanding equity of MVI. The Company accounted for its investment under the equity method and is not required to consolidate MVI under the voting model. As of September 30, 2017, the Company determined that MVI was not a variable interest entity (“VIE”). The Company will reassess in subsequent periods whether MVI becomes a VIE due to changes in facts and circumstances, including changes to the sufficiency of the equity investment at risk, management and governance structure or capital structure. As of September 30, 2017, the carrying value of the non-marketable equity investment was approximately $4.4 million, representing the Company’s contributions to MVI offset by the Company’s share of equity method investee losses. The non-marketable equity method investment is included in other non-current assets on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2017, MVI recorded a net loss of $1.1 million and $1.4 million, respectively, from operating expenses in the same amounts. The Company reflected its 50% share of investee losses for the three and nine months ended September 30, 2017, of $0.5 million and $0.7 million, respectively, as a component of other expense, net, in the condensed consolidated statements of operations and comprehensive income. The Company held no non-marketable equity investments in 2016.

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
Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.
The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Total Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,084	$9,084
Money market funds	9,042	—	9,042
U.S. Treasury	—	—	—
U.S. states and municipalities	—	6,500	6,500
Marketable investments:
Commercial paper	—	23,472	23,472
U.S. Treasury	9,000	—	9,000
U.S. agency and government sponsored securities	—	3,592	3,592
U.S. states and municipalities	—	10,204	10,204
Corporate bonds	—	106,935	106,935
Total	$18,042	$159,787	$177,829

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
During the nine months ended September 30, 2017 and 2016, the Company did not record impairment charges related to its marketable investments and the Company did not hold any Level 3 marketable investments as of September 30, 2017 or December 31, 2016.
In addition to the amounts presented above, the Company recorded contingent consideration liabilities at fair value during 2017. During the three months ended September 30, 2017, the Company acquired Crossmed and recorded contingent consideration in the amount of $4.3 million. Also during the three months ended September 30, 2017, the Company entered into an exclusive technology license agreement and recorded contingent consideration in the amount of $12.7 million. These contingent consideration liabilities are classified as Level 3 measurements for which fair value is derived from significant unobservable inputs, such as projected revenue and estimates in the timing and likelihood of achieving revenue-based milestones. During the three months ended September 30, 2017, there were no changes in fair value for these contingent consideration liabilities. For more information with respect to the fair value of contingent consideration, refer to Note “5. Business Combination” and Note “6. Goodwill and Intangible Assets,” respectively.
During the nine months ended September 30, 2017 and 2016, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2017 or December 31, 2016.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
The following table shows the components of prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Prepaid tax	$1,023	$4,656
Prepaid expenses	5,213	4,573
Other current assets	8,228	9,498
Prepaid expenses and other current assets	$14,464	$18,727

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Inventories
The following table shows the components of inventories as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$11,288	$11,367
Work in process	6,923	3,663
Finished goods	72,318	57,982
Inventories	$90,529	$73,012
Accrued Liabilities
The following table shows the components of accrued liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Payroll and employee-related cost	$22,244	$16,956
Sales return reserve	3,024	2,753
Preclinical and clinical trial cost	1,501	2,054
Royalty	946	802
Product warranty	1,066	1,254
Leasehold improvement expenditures	2,904	260
Acquisition-related liabilities[1]	3,514	—
Other accrued liabilities	10,113	7,611
Total accrued liabilities	$45,312	$31,690

1 Acquisition-related liabilities consistent of contingent consideration related to the cash milestone payments and working capital adjustment liabilities for the acquisition of Crossmed. Refer to Note “5. Business Combination” for more information.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Balance at the beginning of the period	$1,254	$713
Accruals of warranties issued	289	1,176
Settlements of warranty claims	(477)	(635)
Balance at the end of the period	$1,066	$1,254

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Deferred tax liabilities	$3,299	$824
Licensing-related cost[1]	12,717	—
Other non-current liabilities	2,101	—
Total other non-current liabilities	$18,117	$824

1 Amount relates to the liability recorded for probable future milestone payments to be made under the licensing agreement described in Note “6. Goodwill and Intangible Assets,” refer therein for more information.
5. Business Combination
On July 3, 2017 (the “Closing Date”), the Company completed the acquisition of Crossmed, a joint stock company organized under the laws of Italy. Crossmed is engaged in the business of distributing medical supplies and equipment in Italy, San Marino, the Vatican, and Switzerland. Crossmed was the Company’s exclusive distributor in Italy, San Marino and the Vatican and the acquisition provides the Company with a direct relationship with its customers in these regions. As of the Closing Date, Crossmed became a wholly-owned subsidiary of the Company and is being integrated into the Company’s core business. The acquisition of Crossmed does not result in any changes to the Company’s operating or reportable segment structure and the Company continues to operate as one operating segment.
The following table summarizes the Closing Date fair value of the consideration transferred (in thousands):

Cash, net of working capital and financial debt adjustments	$9,918
Fair value of contingent consideration for milestone payments	4,343
Contract purchase price	$14,261
Consideration for settlement of pre-existing receivable due from Crossmed to Penumbra	3,273
Total value of consideration transferred	$17,534
Upon the Closing Date, the Company paid the sellers of Crossmed an initial payment of €8.2 million, or approximately $9.4 million, subject to post-closing adjustments for working capital and financial debt. The Company will pay additional consideration in the form of milestone payments based on Crossmed’s net revenue, and may pay additional consideration based on incremental net revenue, for each of the years ending December 31, 2017, 2018 and 2019. There is no limit on the milestone payments that can be paid out. The Company recorded a current and non-current liability in the amount of $3.0 million and $1.3 million as of September 30, 2017, respectively, for the fair value of contingent consideration related to the cash milestone payments. The contingent consideration is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such milestone payments is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues during the earn-out period and revenue and asset volatilities. The fair value of the contingent consideration liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. There were no changes to the Closing Date fair value of the contingent consideration during the three months ended September 30, 2017.
The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period (generally one year from the Closing Date).

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the preliminary allocation of the purchase price for Crossmed (in thousands):

	Acquisition-Date Fair Value	Estimated Useful Life of Finite-Lived Intangible Assets
Tangible assets acquired and (liabilities) assumed:
Accounts receivable	$4,406
Inventories	1,343
Other current and non-current assets	1,316
Property and equipment, net	829
Accounts payable	(740)
Accrued liabilities and obligations for short-term debt and credit facilities	(2,164)
Deferred tax liabilities	(2,472)
Other non-current liabilities	(797)
Intangible assets acquired:
Customer relationships	$6,790	15 years
Other	1,750	5 years
Goodwill	7,273
Total purchase price	$17,534
Acquired intangible assets are classified as Level 3 measurements for which fair value is derived from valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company used the income approach, specifically the discounted cash flow method and the incremental cash flow approach, to derive the fair value of the customer relationships and other intangible assets. Customer relationships are direct relationships with physicians and hospitals performing procedures with the distributed products. Other intangibles consists of non-Penumbra supplier relationships and sub-distributor relationships with third parties used to sell products, both as of the Closing Date. The intangible assets are amortized on a straight-line basis over their assigned estimated useful lives. The acquired intangible assets will not be amortized for tax purposes. As a result, a $2.5 million deferred tax liability was recorded as of September 30, 2017.
The goodwill arising from the Crossmed acquisition is primarily attributed to expected synergies from future growth and assembled workforce. Goodwill will not be deductible for tax purposes.
The amount of Crossmed’s net revenue and net loss included in the Company’s condensed consolidated statements of operations and comprehensive income was $2.7 million and $0.3 million, respectively, for each of the three and nine months ended September 30, 2017
The following table presents certain unaudited pro forma information, for illustrative purposes only, for the three and nine months ended September 30, 2017, as if Crossmed had been acquired on January 1, 2016. The unaudited estimated pro forma information combines the historical results of Crossmed with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016 and is not indicative of the Company’s future consolidated results. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect pro forma adjustments to conform accounting policies between Crossmed and the Company. The unaudited pro forma information is presented below (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma net revenue	$83,911	$68,012	$240,506	$193,521
Pro forma net income (loss)	238	11,950	(4,695)	17,020

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2017 (in thousands):

Total Company
Balance as of December 31, 2016	$—
Acquisition of Crossmed(1)	7,273
Foreign currency translation	176
Balance as of September 30, 2017	$7,449

1 Goodwill includes a $2.5 million adjustment for the relative impact of recording the deferred tax liability associated with the acquired intangible assets of Crossmed. Refer to Note “5. Business Combination” for more information.
Goodwill is not amortized, but will be tested for impairment at least annually in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred.
Acquired Intangible Assets
The following table presents details of the Company’s acquired definite-lived and indefinite-lived intangible assets (in thousands, except weighted-average amortization period):

As of September 30, 2017	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15 years	$7,044	$(168)	$6,876
Other	5 years	1,815	(87)	1,728
Total intangible assets subject to amortization		$8,859	$(255)	$8,604
Intangible assets related to licensed technology		15,217	—	15,217
Total intangible assets		$24,076	$(255)	$23,821
The total intangible assets subject amortization relate to the acquisition of Crossmed during the third quarter of 2017. During both the three and nine months ended September 30, 2017, the Company recorded amortization expense of $0.3 million in sales, general and administrative expense related to the Company’s finite-lived intangible assets. Refer to Note “5. Business Combination” for more information.
Licensed technology
During the third quarter of 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments on sales of products covered by the licensed intellectual property. The Company recorded an intangible asset of $15.2 million and a corresponding liability for the future milestone payments. The licensed technology is accounted for as an indefinite-lived intangible asset. Once regulatory approval is received to market and commercialize products utilizing the underlying technology, the Company will begin amortizing the intangible asset. As of September 30, 2017, the Company has recorded a contingent consideration liability of $12.7 million included in other non-current liabilities on the consolidated balance sheet related to probable future milestone payments under the Licensing Agreement. The contingent consideration is classified as Level 3 measurement for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of such milestone payments is estimated using key assumptions which include projected revenue and estimates in the timing of when the revenue-based milestones are earned. The fair value of the contingent consideration liability will be evaluated each reporting period.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Commitments and Contingencies
Lease Commitments
The Company leases its offices under non-cancelable operating and capital leases that expire at various dates from 2029 to 2031. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2017 and 2016 was $1.4 million and $1.4 million, respectively and for the nine months ended September 30, 2017 and 2016 was $4.3 million and $3.8 million, respectively. In addition, the Company’s lease commitments also require it to make additional payments during the lease term for taxes, insurance and other operating expenses. The Company leases its other equipment under non-cancelable operating and capital leases that expire at various dates through 2021.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both September 30, 2017 and December 31, 2016, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty will be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement will continue until the expiration of the last to expire patent that covers that licensed product or 2022, whichever is longer.
In April 2012, the Company entered into an agreement that requires the Company to pay, on a quarterly basis, a 5% royalty on sales of products covered under applicable patents. Unless the agreement is terminated earlier, the royalty term for each applicable product will continue until the expirations of the applicable patents covering such product or 2029, whichever is longer.
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
Royalty expense included in cost of revenue for the three months ended September 30, 2017 and 2016 was $1.0 million and $0.7 million, respectively and for the nine months ended September 30, 2017 and 2016 was $3.0 million and $2.1 million, respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Refer to Note “5. Business Combination” and Note “6. Goodwill and Intangible Assets” for more information on contingent liabilities recorded on the condensed consolidated balance sheet.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with any of these indemnification requirements has been recorded to date.
Litigation
The Company was contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against the Company and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act (“WPLA”) and sought both compensatory and punitive damages without a specific damages claim. Based on the Company’s preliminary motion, the punitive damages claim was dismissed in May 2016, along with several of the other causes of actions subsumed by the WPLA. In recent submissions, plaintiffs claimed economic and non-economic damages in an amount substantially in excess of the Company’s insurance coverage. The parties reached a preliminary agreement to settle this matter on confidential terms at a mediation held November 1, 2017. The settlement is subject to finalization and does not have a material financial impact on the Company. If for any reason the settlement is not finalized, the case would continue in the discovery phase, with a trial currently set for April 2018. The Company would continue to vigorously defend the litigation, as the Company believes there are substantial questions regarding causation, liability and damages. If the case proceeds to trial, the results of any jury trial and the damages that a jury might award are inherently uncertain.
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
Equity Incentive Plans
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively the “Plans”) during the nine months ended September 30, 2017 is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2016	2,876,955	$14.63
Options exercised	(678,825)	6.21
Options canceled	(2,866)	16.98
Balance at September 30, 2017	2,195,264	17.24

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock and restricted stock units under the Plans during the nine months ended September 30, 2017 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2016	1,002,944	$29.44
Granted	99,638	80.04
Vested	(325,023)	24.79
Canceled/Forfeited	(20,687)	45.22
Unvested and expected to vest at September 30, 2017	756,872	37.67
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$316	$83	$817	$742
Research and development	352	251	913	790
Sales, general and administrative	3,819	3,930	11,362	9,268
Total	$4,487	$4,264	$13,092	$10,800
As of September 30, 2017, total unrecognized compensation cost was $30.2 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.4 years.
The total stock-based compensation cost capitalized in inventory was $0.2 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively.
9. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of net income (loss), these comprehensive income (loss) items accumulate and are included within accumulated other comprehensive income (loss). Unrealized gains and losses on the Company’s marketable investments are reclassified from accumulated other comprehensive income (loss) into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive income (loss).

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the accumulated balances during the three and nine months ended September 30, 2017 and 2016, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect the Company’s condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(38)	$(4,657)	$(4,695)	$206	$(2,785)	$(2,579)
Other comprehensive income before reclassifications:
Unrealized gains (losses) — marketable investments	54	—	54	(178)	—	(178)
Foreign currency translation gains (losses)	—	5,845	5,845	—	(901)	(901)
Income tax effect — benefit	—	—	—	63	3	66
Net of tax	54	5,845	5,899	(115)	(898)	(1,013)
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized losses — marketable investments	—	—	—	1	—	1
Income tax effect — expense	—	—	—	(1)	—	(1)
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	54	5,845	5,899	(115)	(898)	(1,013)
Balance at end of the period	$16	$1,188	$1,204	$91	$(3,683)	$(3,592)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(105)	$(4,583)	$(4,688)	$(163)	$(1,952)	$(2,115)
Other comprehensive income before reclassifications:
Unrealized gains —marketable investments	157	—	157	401	—	401
Foreign currency translation gains (losses)	—	5,771	5,771	—	(1,732)	(1,732)
Income tax effect — (expense) benefit	—	—	—	(145)	1	(144)
Net of tax	157	5,771	5,928	256	(1,731)	(1,475)
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized gains — marketable investments	(36)	—	(36)	(3)	—	(3)
Income tax effect — benefit	—	—	—	1	—	1
Net of tax	(36)	—	(36)	(2)	—	(2)
Net current-year other comprehensive income (loss)	121	5,771	5,892	254	(1,731)	(1,477)
Balance at end of the period	$16	$1,188	$1,204	$91	$(3,683)	$(3,592)

10. Income Taxes
The Company’s income tax expense, DTAs and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgment and estimates are required in determining the consolidated income tax expense.
During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Jurisdictions with tax assets for which the Company believes a tax benefit cannot be realized are excluded from the computation of its annual effective tax rate. The Company’s effective tax rate changed to 65.7% for the three months ended September 30, 2017, compared to 1,190.3% for the three months ended September 30, 2016. The Company’s effective tax rate changed to (107.5)% for the nine months ended September 30, 2017, compared to (2,564.1)% for the nine months ended September 30, 2016. The change in rate for both reporting periods was primarily attributable to

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

excluding the tax benefits associated with the Company’s U.S. jurisdiction due to the partial valuation allowance recorded against its domestic DTAs as of September 30, 2017, and the year-to-date tax impact associated with intra-entity asset transfers. The effective tax rates for the three and nine months ended September 30, 2016 include the retroactive adoption of ASU 2016-09.
The Company generated significant domestic DTAs in the year ended December 31, 2016 and nine month period ended September 30, 2017, primarily due to the significant excess tax benefits from stock option exercises and vesting of restricted stock upon application of ASU 2016-09 in the third quarter September 30, 2016. The Company assessed its ability to realize the benefits of its domestic DTAs prior to expiration by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax losses, (3) estimates of future taxable income, (4) the length of net operating loss (“NOL”) carryforward periods, and (5) the ability to carry back losses to prior years. The Company determined it would be in a three-year cumulative taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation under ASU 2016-09, and attributes recent period operating losses to operating expenses incurred to invest in the future growth of the business. The Company also measured its current DTA balances against estimates of future income based on objectively verifiable operating results from the Company’s recent history, as well as estimates of future income that incorporates the Company’s forecasted operating results for fiscal 2017.
Due to the significant amount of additional stock-based compensation excess tax deductions available upon adoption of ASU 2016-9, the Company could not conclude, at the required more-likely-than-not level of certainty, that sufficient taxable income will be generated to realize the full benefit of its domestic DTAs as of September 30, 2017 prior to expiration. As such, a partial valuation allowance was recorded against the Company’s domestic DTAs as of September 30, 2017 in the amount of $18.6 million, which was approximately the same amount as the stock-based compensation excess tax benefits created during the nine months ended September 30, 2017. The Company will continue to closely monitor the need for an additional valuation allowance against its existing domestic DTAs and any additional DTAs that are generated in each subsequent reporting period, which can be impacted by actual operating results compared to the Company’s forecast.
Consistent with prior periods, the Company maintained a full valuation allowance against its California and Canada DTAs as of September 30, 2017.
11. Net Income (Loss) per Share
The Company’s basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock, restricted stock units and stock sold through the Company’s employee stock purchase plan are considered common stock equivalents.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted income (loss) per share for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) per share:
Numerator
Net income (loss)—basic and diluted	$238	$11,906	$(4,426)	$17,210
Denominator
Weighted average shares used to compute net income (loss) —Basic	33,446,841	30,604,384	32,766,135	30,269,463
Potential dilutive stock-based awards, as calculated using treasury stock method	2,217,431	3,150,999	—	3,098,155
Weighted average shares used to compute income (loss) —Diluted	35,664,272	33,755,383	32,766,135	33,367,618
Net income (loss) per share from:
Basic	$0.01	$0.39	$(0.14)	$0.57
Diluted	$0.01	$0.35	$(0.14)	$0.52
Outstanding stock-based awards of 21,150 and 166,950 shares for the three months ended September 30, 2017 and 2016, respectively, and 3.0 million and 199,450 shares for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

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
To address the challenging and significant clinical needs of our two key markets, we developed products that fall into the following broad product offering families:
Our neuro products fall into four broad product families:

•	Neuro thrombectomy - the Penumbra System, consisting of reperfusion catheters and separators, aspiration tubing and aspiration pump, and the 3D revascularization device

•	Neuro embolization - Penumbra Coil 400 and Penumbra SMART COIL

•	Neuro access - delivery catheters, consisting of Neuron, Neuron MAX, Select, BENCHMARK, DDC; microcatheters, consisting of PX SLIM and Velocity

•	Neurosurgical - the Artemis Neuro Evacuation Device
Our peripheral products fall into two broad product families:

•	Peripheral thrombectomy - the Indigo System, consisting of aspiration catheters, separators, aspiration pump and accessories

•	Peripheral embolization - the Ruby Coil System, POD System, POD Packing Coil, and the Penumbra LANTERN Delivery Microcatheter

We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the nine months ended September 30, 2017 and 2016, 33.7% and 33.0% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $237.7 million and $190.2 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of 25.0%. We generated an operating loss of $2.7 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.
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

•
We must continue to successfully introduce new products that gain acceptance with specialist physicians and successfully transition from existing products to new products, ensuring adequate supply while avoiding excess inventory of older products and resulting inventory write-downs or write-offs. In addition, as we introduce new products, we generally hire and train additional personnel and build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our operating results and financial condition.

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

In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs and write-downs; costs, benefits and timing of new product introductions; acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
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
Sales, General and Administrative (SG&A). SG&A expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants engaged in sales, marketing, finance, legal, compliance, administrative, facilities and information technology and human resource activities. Our SG&A expenses also include marketing trials, medical education, training, commissions, generally based on a percentage of sales, to direct sales representatives, amortization of acquired intangible assets and acquisition-related costs.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(in thousands, except for percentages)
Revenue	$83,911	100.0%	$67,187	100.0%	$237,713	100.0%	$190,212	100.0%
Cost of revenue	29,134	34.7	24,313	36.2	84,298	35.5	65,963	34.7
Gross profit	54,777	65.3	42,874	63.8	153,415	64.5	124,249	65.3
Operating expenses:
Research and development	8,132	9.7	6,497	9.7	23,260	9.8	17,762	9.3
Sales, general and administrative	45,962	54.8	37,740	56.2	132,846	55.9	106,685	56.1
Total operating expenses	54,094	64.5	44,237	65.8	156,106	65.7	124,447	65.4
Income (loss) from operations	683	0.8	(1,363)	(2.0)	(2,691)	(1.1)	(198)	(0.1)
Interest income, net	658	0.8	631	0.9	1,926	0.8	1,700	0.9
Other expense, net	(647)	(0.8)	(360)	(0.5)	(1,368)	(0.6)	(856)	(0.5)
Income (loss) before income taxes	694	0.8	(1,092)	(1.6)	(2,133)	(0.9)	646	0.3
Provision for (benefit from) income taxes	456	0.5	(12,998)	(19.3)	2,293	1.0	(16,564)	(8.7)
Net income (loss)	$238	0.3%	$11,906	17.7%	$(4,426)	(1.9)%	$17,210	9.0%

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenue

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Neuro	$58,670	$47,534	$11,136	23.4%
Peripheral Vascular	25,241	19,653	5,588	28.4%
Total	$83,911	$67,187	$16,724	24.9%
Revenue increased $16.7 million, or 24.9%, to $83.9 million in the three months ended September 30, 2017, from $67.2 million in the three months ended September 30, 2016. Our revenue growth resulted from further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses accounted for approximately two-thirds and one-third of the revenue increase, respectively, in the three months ended September 30, 2017.
Revenue from our neuro products increased $11.1 million, or 23.4%, to $58.7 million in the three months ended September 30, 2017, from $47.5 million in the three months ended September 30, 2016. This was primarily attributable to increased sales of our Penumbra System and neuro access products, which accounted for approximately 75% and slightly less than 20% of the neuro revenue increase, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Further, there was greater demand for our neuro access products, which can fluctuate from period to period due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $5.6 million, or 28.4%, to $25.2 million in the three months ended September 30, 2017, from $19.7 million in the three months ended September 30, 2016. This was primarily attributable to increased sales of our Indigo System products which accounted for approximately half of the peripheral vascular revenue increase in the three months ended September 30, 2017. This increase was driven by further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Three Months Ended September 30,				Change
	2017		2016		$	%
	(in thousands, except for percentages)
United States	$55,652	66.4%	$44,380	66.1%	$11,272	25.4%
Japan	8,499	10.1%	8,859	13.2%	(360)	(4.1)%
Other International	19,760	23.5%	13,948	20.7%	5,812	41.7%
Total	$83,911	100.0%	$67,187	100.0%	$16,724	24.9%
Revenue from sales in international markets increased $5.5 million, or 23.9%, to $28.3 million in the three months ended September 30, 2017, from $22.8 million in the three months ended September 30, 2016. Revenue from international sales represented 33.6% and 33.9% of our total revenue for the three months ended September 30, 2017 and 2016, respectively.
Gross Margin

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Cost of revenue	$29,134	$24,313	$4,821	19.8%
Gross profit	$54,777	$42,874	$11,903	27.8%
Gross margin %	65.3%	63.8%

Gross margin increased 1.5 percentage points to 65.3% in the three months ended September 30, 2017, from 63.8% in the three months ended September 30, 2016. The increase in gross margin was primarily due to product and geographic mix.
Research and Development (R&D)

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
R&D	$8,132	$6,497	$1,635	25.2%
R&D as a percentage of revenue	9.7%	9.7%
R&D expenses increased by $1.6 million, or 25.2%, to $8.1 million in the three months ended September 30, 2017, from $6.5 million in the three months ended September 30, 2016. The increase was primarily due to a $1.2 million increase in product development, testing and clinical trial costs and a $0.5 million increase in personnel-related expenses. This was partially offset by a $0.2 million decrease in consultant and contractor expenses.
Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
SG&A	$45,962	$37,740	$8,222	21.8%
SG&A as a percentage of revenue	54.8%	56.2%
SG&A expenses increased by $8.2 million, or 21.8%, to $46.0 million in the three months ended September 30, 2017, from $37.7 million in the three months ended September 30, 2016. The increase was primarily due to a $6.0 million increase in personnel-related expenses largely attributable to an increase in headcount to support our growth, a $0.6 million increase related to marketing events and a $0.5 million increase in legal, accounting and other services. This was partially offset by a $1.2 million decrease related to a benefit from a net refund of previously paid medical device excise tax.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Provision for (Benefit from) income taxes	$456	$(12,998)	$13,454	103.5%
Effective tax rate	65.7%	1,190.3%
Our provision for our income taxes increased $13.5 million, to $0.5 million in the three months ended September 30, 2017, from $13.0 million of tax benefit in the three months ended September 30, 2016. Our effective tax rate changed to 65.7% for the three months ended September 30, 2017, compared to 1,190.3% for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2016 includes the retroactive adoption of ASU 2016-09. The change in the tax rate was primarily attributable to the exclusion of tax benefits attributable to our U.S. jurisdiction due to the partial valuation allowance recorded against our domestic DTAs as of September 30, 2017 but including tax benefits attributable to our domestic DTAs as of September 30, 2016, and the tax impact associated with intra-entity asset transfers.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenue

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Neuro	$165,122	$134,180	$30,942	23.1%
Peripheral Vascular	72,591	56,032	16,559	29.6%
Total	$237,713	$190,212	$47,501	25.0%
Revenue increased $47.5 million, or 25.0%, to $237.7 million in the nine months ended September 30, 2017, from $190.2 million in the nine months ended September 30, 2016. Our revenue growth resulted from further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses accounted for approximately two-thirds and one-third of the revenue increase, respectively, in the nine months ended September 30, 2017.
Revenue from our neuro products increased $30.9 million, or 23.1%, to $165.1 million in the nine months ended September 30, 2017, from $134.2 million in the nine months ended September 30, 2016. This was primarily attributable to increased sales of our Penumbra System and neuro access products which accounted for slightly more than 60% and approximately 20% of the neuro revenue increase, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Further, there was greater demand for our neuro access products which can fluctuate from period to period due to the number of procedures performed in a given period using our products. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $16.6 million, or 29.6%, to $72.6 million in the nine months ended September 30, 2017, from $56.0 million in the nine months ended September 30, 2016. This was primarily attributable to increased sales of Indigo System products, which accounted for slightly more than half of the peripheral vascular revenue increase. This increase was driven by further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Nine Months Ended September 30,				Change
	2017		2016		$	%
	(in thousands, except for percentages)
United States	$157,559	66.3%	$127,484	67.1%	$30,075	23.6%
Japan	24,483	10.3%	21,589	11.3%	2,894	13.4%
Other International	55,671	23.4%	41,139	21.6%	14,532	35.3%
Total	$237,713	100.0%	$190,212	100.0%	$47,501	25.0%
Revenue from sales in international markets increased $17.4 million, or 27.8%, to $80.2 million in the nine months ended September 30, 2017, from $62.7 million in the nine months ended September 30, 2016. Revenue from international sales represented 33.7% and 33.0% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively.
Gross Margin

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Cost of revenue	$84,298	$65,963	$18,335	27.8%
Gross profit	$153,415	$124,249	$29,166	23.5%
Gross margin %	64.5%	65.3%
Gross margin decreased 0.8 percentage points to 64.5% in the nine months ended September 30, 2017, from 65.3% in the nine months ended September 30, 2016. The decrease in gross margin was primarily due to new product launches, additional costs associated with hiring new personnel and product and geographic mix.
Research and Development (R&D)

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
R&D	$23,260	$17,762	$5,498	31.0%
R&D as a percentage of revenue	9.8%	9.3%

R&D expenses increased by $5.5 million, or 31.0%, to $23.3 million in the nine months ended September 30, 2017, from $17.8 million in the nine months ended September 30, 2016. The increase was primarily due to a $4.4 million increase in product development, testing and clinical trial costs and a $1.7 million increase in personnel-related expenses due to an increase in headcount. This was partially offset by a $0.5 million decrease in consultant and contractor expenses and a $0.2 million decrease in outside services.
Sales, General and Administrative (SG&A)

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
SG&A	$132,846	$106,685	$26,161	24.5%
SG&A as a percentage of revenue	55.9%	56.1%
SG&A expenses increased by $26.2 million, or 24.5%, to $132.8 million in the nine months ended September 30, 2017, from $106.7 million in the nine months ended September 30, 2016. The increase was primarily due to a $22.4 million increase in personnel-related expense due to an increase in headcount to support our growth and a $1.5 million increase related to marketing events. This increase was partially offset by a $1.2 million decrease related to a benefit from a net refund of previously paid medical device excise tax.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Provision for (Benefit from) income taxes	$2,293	$(16,564)	$18,857	113.8%
Effective tax rate	(107.5)%	(2,564.1)%
Our provision for income taxes increased $18.9 million, to $2.3 million in the nine months ended September 30, 2017, from $16.6 million of tax benefit in the nine months ended September 30, 2016. Our effective tax rate changed to (107.5)% for the nine months ended September 30, 2017, compared to (2,564.1)% for the nine months ended September 30, 2016. Our effective rate for the nine months ended September 30, 2016 includes the retroactive adoption of ASU 2016-09. The change in rate was primarily attributable to the exclusion of tax benefits attributable to our US jurisdiction due to the partial valuation allowance recorded against our domestic DTAs as of September 30, 2017 but including tax benefits attributable to our domestic DTAs as of September 30, 2016, and the tax impact from recognizing the deferred tax assets associated with intra-entity asset transfers.
Prospectively, our effective tax rate will likely be driven by (1) exclusion of the tax benefits attributable to the U.S. jurisdiction due to valuation allowances recorded against domestic DTAs generated in subsequent periods, (2) tax expense associated with our foreign operations and, (3) tax impact associated with intra-entity asset transfers.
Liquidity and Capital Resources
As of September 30, 2017, we had $320.7 million in working capital, which included $65.6 million in cash and cash equivalents and $153.2 million in marketable investments. As of September 30, 2017, we held approximately 24.9% of our cash and cash equivalents in foreign banks.
In March 2017, we issued and sold an aggregate of 1,495,000 shares of our common stock at public offering price of $76.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. We received approximately $106.3 million in net cash proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $0.5 million. We intend to use the net proceeds from this offering for general corporate purposes, including working capital, continued development of our products, including research and development and clinical trials, potential acquisitions and other business opportunities. Pending the use of the net proceeds from this offering, we are investing the net proceeds in investment grade, interest bearing securities.
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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$65,621	$13,236
Marketable investments	153,203	115,517
Accounts receivable, net	47,964	43,335
Accounts payable	5,768	4,110
Accrued liabilities	45,312	31,690
Working capital(1)	320,701	228,027
__________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$13,236	$19,547
Net cash provided by (used in) operating activities	13,598	(2,450)
Net cash used in investing activities	(61,259)	(3,520)
Net cash provided by financing activities	101,914	4,652
Cash and cash equivalents at end of period	65,621	15,856
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
Net cash provided by operating activities was $13.6 million during the nine months ended September 30, 2017 and consisted of net loss of $4.4 million and non-cash items of $18.3 million, offset by net changes in operating assets and liabilities of $0.3 million. The change in operating assets and liabilities include the increase in inventories of $14.7 million to support our revenue growth, partially offset by an increase in accrued expenses and other non-current liabilities of $9.5 million, a decrease in prepaid expenses and other current and non-current assets of $3.3 million, an increase in accounts payable of $0.9 million as a result of the growth in our business activities and a decrease in accounts receivable of $0.7 million.
Net cash used in operating activities was $2.5 million during the nine months ended September 30, 2016 and consisted of net income of $17.2 million and non-cash items of $14.6 million offset by net changes in operating assets and liabilities of $34.3 million. The change in operating assets and liabilities includes the increase in inventories of $14.0 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $22.9 million and an increase in accounts receivable of $7.1 million, partially offset by an increase in accrued expenses and other non-current liabilities of $8.8 million and accounts payable of $0.9 million, as a result of the growth in our business activities.
Net Cash Used in Investing Activities
Net cash used in investing activities relates primarily to proceeds from sales or maturities of marketable investments, offset by purchases of marketable investments, the acquisition of a business, non-marketable investments and capital expenditures.
Net cash used in investing activities was $61.3 million during the nine months ended September 30, 2017 and consisted of net purchases from sales and maturities of marketable investments of $37.6 million, the acquisition of a business, net of cash acquired of $9.3 million, capital expenditures of $6.8 million, purchase of non-marketable investments of $5.1 million and purchases of intangibles of $2.5 million.
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
Financing activities in the nine months ended September 30, 2017 provided net cash of $101.9 million due to proceeds from issuance of common stock net of issuance cost of $106.3 million, proceeds from issuance of stock under our employee stock purchase plan of $2.9 million and proceeds from exercises of stock options of $4.2 million. This was partially offset by payment of employee taxes related to vested restricted stock of $10.6 million and payment of obligation in debt and credit facilities of $0.9 million.
Financing activities in the nine months ended September 30, 2016 provided net cash of $4.7 million due to proceeds from issuance of stock under our employee stock purchase plan of $3.8 million, proceeds from exercises of stock options of $2.9 million, partially offset by payment of employee taxes related to vested restricted stock of $2.0 million.
Contractual Obligations and Commitments
During the three months ended September 30, 2017, we acquired Crossmed and recorded liabilities for future acquisition-related payments in the amount of $4.9 million related to contingent consideration and working capital adjustments. Also during the three months ended September 30, 2017, we entered into an exclusive technology license agreement and recorded a long-term liability of $12.7 million for future revenue milestone-based payments. For information with respect to these contractual obligations and commitments, refer to Note “5. Business Combination” and Note “6. Goodwill and Intangible Assets,” respectively, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have been no other material changes to our contractual obligations and commitments as of September 30, 2017 have from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements or holdings in variable interest entities.
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
As a result of transactions completed in the third quarter of 2017, the Company has included the following additional critical accounting policies and estimates:
Goodwill
Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. We will continue to operate as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level.

Valuation of Intangible Assets
The fair value of identifiable intangible assets acquired in a business combination or through licensing arrangements is determined based on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. These estimates include the amount and timing of projected milestone-based payments on sales that are considered probable and estimable, the amount and timing of projected future cash flows of each acquired intangible asset, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks.
Finite-lived intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. We will review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, management will determine whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset will be written down to the determined fair value based on discounted cash flows. We also periodically review the useful lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the underlying intangible asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.
In addition, the fair value of indefinite-lived intangible assets will be tested for impairment at least annually, or more frequently if events or circumstances indicate their value may no longer be recoverable and that an impairment loss may have occurred.
Valuation of Contingent Consideration Liabilities
Certain agreements the Company enters into, including business combinations and licensing agreements, involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved. Contingent consideration related to business combinations is recorded at the acquisition date at fair value and is remeasured each reporting period using Level 3 inputs with the change in fair value is recognized within sales, general and administrative expense in the consolidated statements of operations and comprehensive income. Contingent consideration is recorded at the acquisition date at fair value and is remeasured each reporting period using Level 3 inputs. The fair value may be determined using a single approach or a combination or approaches. These include an income approach based on various revenue and cost assumptions and applying a probability-weighted average to each outcome and/or a Monte-Carlo valuation model that simulates outcomes based on management estimates. Significant increases or decreases in the fair value of our contingent consideration liabilities can result from changes in discount periods and rates, as well as changes in the timing and amount of projected revenue or estimates in the timing or likelihood of achieving revenue-based milestones.
There have been no other material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Standards
For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, see Note “2. Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk. We had cash and cash equivalents of $65.6 million as of September 30, 2017, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $153.2 million, which consisted primarily of commercial paper, corporate bonds, non-U.S. government debt securities, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2017 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at September 30, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We were contacted in 2015 by the attorney for a potential product liability claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used. On February 19, 2016, a complaint for damages was filed on behalf of this claimant against the Company and the hospital involved in the procedure (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The suit alleges liability primarily under the Washington Product Liability Act (“WPLA”) and sought both compensatory and punitive damages without a specific damages claim. Based on the Company’s preliminary motion, the punitive damages claim was dismissed in May 2016, along with several of the other causes of actions subsumed by the WPLA. In recent submissions, plaintiffs claimed economic and non-economic damages in an amount substantially in excess of our insurance coverage. The parties reached a preliminary agreement to settle this matter on confidential terms at a mediation held November 1, 2017. The settlement is subject to finalization and does not have a material financial impact on the Company. If for any reason the settlement is not finalized, the case would continue in the discovery phase, with a trial currently set for April 2018. We would continue to vigorously defend the litigation, as we believe there are substantial questions regarding causation, liability and damages. If the case proceeds to trial, the results of any jury trial and the damages that a jury might award are inherently uncertain.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	—	—	—	—
August 1, 2017 - August 31, 2017	463	86.65	—	—
September 1, 2017 - September 30, 2017	—	—	—	—
Total	463	86.65	—	—

(1) During the three months ended September 30, 2017, the Company withheld 463 shares of restricted stock at an aggregate cost of approximately $40,119, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: November 7, 2017
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)