Form 10-K
period 2017-12-31
Penumbra Inc
filed 2018-02-27
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes:  ☒   No:  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes:  ☐   No:  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period     that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes:  ☒    No:  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐  No:  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by nonaffiliates was approximately $2.6 billion, based on the closing price as reported on the New York Stock Exchange as of such date.
As of February 13, 2018, the registrant had 34,131,004 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders, which is to be filed not more than 120 days after the registrants fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market medical devices and have a broad portfolio of products that addresses challenging medical conditions and significant clinical needs.
Our team focuses on developing, manufacturing and marketing products for use by specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists, interventional cardiologists and vascular surgeons. We design our products to provide these specialist physicians with a means to drive improved clinical outcomes.
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

•	launching our first neurovascular coil for the treatment of brain aneurysms in 2011;

•	launching our first peripheral vascular product in 2013;

•	establishing our direct peripheral vascular salesforce in the United States and Europe in 2014;

•	launching our first peripheral thrombectomy products for the treatment of venous disease in 2015; and

•	launching our first revascularization device that allows physicians to combine direct aspiration with “stent retriever” technology in 2017.
We attribute our success to our culture built on cooperation, our highly efficient product innovation process, our disciplined approach to product and commercial development, our deep understanding of our target end markets and our relationships with specialist physicians. We believe these factors have enabled us to rapidly innovate in a highly efficient manner.
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $333.8 million, $263.3 million and $186.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. This represents annual increases of 26.8% and 41.5%, respectively. We generated operating income of $1.2 million and $4.2 million for the years ended December 31, 2017 and 2015, respectively, and operating loss of $1.4 million for the year ended December 31, 2016.
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
We generated revenue of $232.4 million, $185.5 million and $141.4 million from our neuro product category for the years ended December 31, 2017, 2016 and 2015, respectively. We generated revenue of $101.3 million, $77.8 million and $44.7 million from our peripheral vascular product category for the years ended December 31, 2017, 2016 and 2015, respectively. While we operate in these two broad markets, the Company has one business activity: the design, development, manufacturing and marketing of innovative medical devices, and operates as one operating segment.
While reliable third party data is not available for many markets outside the United States, we believe that there is a substantial additional market for our neuro and peripheral vascular products in the rest of the world.

The Neuro Market
The neuro market is comprised of vascular diseases and disorders in the brain, including ischemic stroke, hemorrhagic stroke, brain aneurysms and other conditions. Globally, the American Heart Association (AHA) and the American Stroke Association (ASA) estimated that approximately 25.7 million strokes occur annually and stroke is a leading cause of serious long-term disability and the second-leading cause of death. In the United States, the AHA and ASA estimated that approximately 795,000 strokes occur annually, and stroke is the leading cause of serious long-term disability. The AHA and ASA estimate that in 2013 stroke was the fifth leading cause of death in the United States. According to the AHA and ASA, total direct and indirect costs of stroke in the United States were approximately $105 billion in 2012 and are projected to reach $240 billion by 2030.
The principal neuro markets that we operate in are:

•
Ischemic Stroke: Ischemic strokes, caused by the blockage of an artery in the brain, represent approximately 87% of strokes, or approximately 700,000 patients annually, in the United States. Of these cases, we estimate more than 150,000 are treatable with mechanical thrombectomy, which involves removal of the clot causing the blockage by mechanical means and restoring blood flow to the blocked vessels. Studies have shown that patients treated with mechanical thrombectomy had improved functional outcomes compared with treatment with clot-busting drugs such as tPA alone.

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

•
Peripheral Embolization: Coil embolization is used to treat numerous conditions in the peripheral vasculature including aneurysms, hemorrhage, endoleaks and varicoceles. Based on independent market research, there are approximately 45,000 peripheral vascular embolization coil procedures in the United States each year. We estimate that one-third of coils used in the United States are detachable coils, with the remainder being pushable coils.

Our Product Portfolio
Since our founding in 2004 we have developed a product portfolio that includes 6 product families within two major markets. The following table summarizes our product offerings.

Product Families		Key Product Brands	Descriptions

NEURO	Neurovascular Access	Neuron Neuron MAX Select BENCHMARK DDC PX SLIM	Neurovascular access systems designed to provide intracranial access for use in a wide range of neurovascular therapies
	Neuro Thrombectomy (Ischemic Stroke)	Penumbra System, including ACE and the 3D Revascularization Device, and other components and accessories	Aspiration based thrombectomy systems and accessory devices, including revascularization device designed for mechanical thrombectomy
	Neurovascular Embolization (Brain Aneurysms)	Penumbra Coil 400	Neurovascular embolization coiling system designed to treat patients with large aneurysms and other large neurovascular lesions
		Penumbra SMART COIL	Neurovascular embolization coiling system designed to treat patients with all sizes of aneurysms and other neurovascular lesions
	Neurosurgical Tools (Hemorrhagic Stroke)	Artemis Neuro Evacuation Device	Neurosurgical aspiration tools for the removal of tissue and fluids
PERIPHERAL VASCULAR	Peripheral Embolization	Ruby Coil	Large-volume, detachable embolic coil system for peripheral embolization
		LANTERN	Microcatheter for delivery of detachable coils and occlusion devices
		POD (Penumbra Occlusion Device)	Detachable, microcatheter-deliverable occlusion device designed specifically to occlude peripheral vessels
		POD Packing Coil	Complementary device for use with Ruby Coil and POD for vessel occlusion
	Peripheral Thrombectomy (VTE and PAO)	Indigo System	Aspiration-based thrombectomy system for peripheral applications
Neuro Products
Our neuro products fall into the following broad product families:
Neuro Thrombectomy Products
Our Penumbra System brand of products offers a form of mechanical thrombectomy used by specialist physicians to revascularize blood vessels that are blocked by clots in the intracranial vasculature. These products are aspiration-based. The Penumbra System is a fully integrated mechanical thrombectomy system consisting of reperfusion catheters and separators, the 3D Revascularization Device, aspiration tubing, and aspiration pump.
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
3D is a revascularization component of the Penumbra System that offers a technology-advanced structure designed to treat large vessel occlusion in combination with ACE Reperfusion Catheters. The 3D Revascularization Device is cleared by the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FD&C Act) and CE mark submission is currently under review.
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
The Neuron family of guide catheters and the Penumbra distal delivery catheters (DDC) enable many endovascular procedures in the tortuous anatomy of the neurovasculature. The Neuron delivery catheter is a variable stiffness guide catheter with increased support in the aortic arch, easier access and trackability into the intracranial vasculature. The design of Neuron enables physicians to position the catheter much higher in the anatomy than conventional guide catheters.
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
Neurosurgical Products
Artemis Neuro Evacuation Device leverages our expertise in thrombectomy and access to offer a minimally invasive approach to surgical removal of fluid and tissue from the ventricles and cerebrum. The Artemis Neuro Evacuation Device works with a neuroendoscope through a sheath to access hematomas. Together with the Penumbra Pump MAX aspiration system, Artemis offers powerful and controlled hematoma evacuation.
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
The POD Packing Coil is a complementary device for use with our other peripheral embolization products. It is uniquely designed to pack densely behind Ruby Coils and POD to occlude arteries and veins throughout the peripheral vasculature including aneurysms. Both POD and POD Packing Coil are detached instantly with a sterile detachment handle.
Peripheral Thrombectomy
Indigo System
The Indigo System was designed for continuous aspiration mechanical thrombectomy (CAT), leveraging the success of the Penumbra System in ischemic stroke. It is an easy to use thrombectomy system that is powerful, highly trackable, and suited to a wide range of clot morphology in both the peripheral arterial and venous systems. The principal components include:

•
Continuous Aspiration Mechanical Thrombectomy Catheters are robust, durable, trackable and suited for the peripheral anatomy. We have introduced multiple sizes of catheters (CAT3, CAT5, CAT6, CAT8 and CATD) for use in a range of peripheral vessels.

•
Indigo Separators are advanced and retracted through the CAT catheter at the proximal margin of the primary occlusion to facilitate clearing of the thrombus from the catheter tip. In the peripheral vessels, clots often form in long segments and are more resistant to traditional aspiration techniques. The Indigo System with the Separator enables a practitioner to remove a wide range of clot morphology from the body.

•
Penumbra Pump MAX is connected to our CAT catheters and provides the aspirating suction force. We developed our proprietary pump as a fully-integrated system specifically for mechanical thrombectomy by aspiration.

Research and Development
Our research and development team has a track record of product innovation and significant product improvements. Since inception, we have introduced multiple brands in either the United States, international markets, or both. Our research and development expenses totaled $31.7 million, $23.9 million and $18.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Manufacturing
We currently maintain our manufacturing facilities at our campus in Alameda, California and currently produce substantially all of our products in-house. Our manufacturing facilities are ISO 13485 compliant with ISO 13485-2003 certification achieved in 2005. In 2007, we achieved compliance with MDD standards, allowing our products to be CE marked. We use annual internal audits to ensure strong quality control practices. An internal, on-going staff training and education program contributes to our quality assurance program; training is documented and considered part of the employee evaluation process.
We believe we have adequate supplies or sources of availability of raw materials necessary to meet our needs. However, there are risks and uncertainties with respect to the supply of raw materials, particularly where provided by a single supplier, which could impact availability in sufficient quantities to meet our needs. In an effort to manage risk associated with raw materials supply, we work closely with suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. We also utilize long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. Where possible, we seek second source suppliers or suppliers that have alternate manufacturing sites at which they could manufacture our parts.
Sales and Marketing
We sell our products directly in the United States, most of Europe, Canada and Australia. We have complemented our direct sales organization with distributors in Japan and most other international markets. We have regulatory clearance/approval to sell certain of our neurovascular access, ischemic stroke, neurovascular embolization, peripheral embolization, neurosurgical and peripheral thrombectomy products in two of our three major markets, the United States and Europe. In our third major market, Japan, we have regulatory approval to sell our ischemic stroke, neurovascular embolization and peripheral embolization products.
We currently sell our products to hospitals in the United States through our dedicated salesforce in our two major markets, neuro and peripheral vascular. Our sales representatives and sales managers generally have substantial medical device experience and market our products directly to a variety of specialist physicians engaged in the treatment of neurovascular and peripheral vascular disorders, who are the end users of our products and significantly influence hospital buying decisions relating to medical devices. We are focused on developing strong relationships with specialist physicians and devote significant resources to training and educating physicians in the use and benefits of our products. The principal specialist physicians in our two target end markets include:

•	Neuro: Interventional neuroradiologists, neurosurgeons and interventional neurologists.

•	Peripheral vascular: Interventional radiologists, interventional cardiologists and vascular surgeons.
In addition to our direct sales organizations, we work with distributors in certain geographic areas where we have determined that selling through distributors is likely to be more effective. The largest market where we sell our products through a distributor is Japan, with Medico’s Hirata Inc. as our distributor.
Our direct sales have been, and we anticipate will continue to represent, a majority of our revenues. In 2017, direct sales accounted for approximately 81.8% of our revenue, with the balance generated by independent distributors that sell our products outside of the United States.
Backlog
We typically accept and ship orders on the day purchase orders are received or the next business day. Furthermore, if requested, we generally permit customers to cancel or reschedule without penalty. As a result, we do not believe that our backlog at any particular time is material, nor is it a reliable indication of future revenue.
Reimbursement
In the United States, hospitals are the purchasers of our products. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid and private health insurance plans, for the total healthcare services required to treat the patient. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for inpatient treatment at a fixed rate based on the Medicare severity diagnosis-related group (MS-DRG) as determined by the U.S. Centers for Medicare and Medicaid Services (CMS). The fixed rate of reimbursement is generally based on the patients’ diagnosis and the procedure performed, and is unrelated to the specific medical device used in that procedure. Medicare rates for the same or similar procedures vary due to geographic location, nature of facility in which the procedure is performed (i.e., teaching or community hospital) and other factors. While private payors vary in their coverage and payment policies, most look to coverage and payment by Medicare as a benchmark by which to make their own decisions.
Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, not cost-effective, or used for a non-approved indication. We cannot assure you that government or private third-party payors will cover and reimburse the procedures performed using our products in whole or in part in the future or that payment rates will be adequate.
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
All third-party reimbursement programs, whether government funded or insured commercially, whether in the United States or internationally, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, review and analysis of claims, encouragement of and incentives for maintaining healthier lifestyles and exploration of more cost-effective methods of delivering health care. These types of programs and legislative or regulatory changes to reimbursement policies could potentially limit the amount which healthcare providers may be willing to pay for medical devices.
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
As of December 31, 2017, we owned and/or had rights to 41 issued patents globally, of which 20 were U.S. patents. As of December 31, 2017, we owned and/or had rights to 69 pending patent applications, of which 28 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, nine of our issued patents are currently expected to expire between 2025 and 2026; five of these patents relate to components of the Penumbra System and the Indigo System, one of these patents relates to methods performed by the former Apollo System, and three of these patents relate to components of devices that have not been commercialized. An additional four of our issued patents, which relate to components of devices that have not been commercialized, are expected to expire between 2026 and 2027. Nine of our issued patents, which relate to components of the Penumbra Coil 400, Ruby Coil System and Smart Coil System, are currently expected to expire between 2029 and 2037. Four patents pertaining to the 3D Revascularization Device are projected to expire between 2032 and 2034. Seven patents that pertain to products that have not yet been commercialized are projected to expire between 2030 and 2036. Some of our pending patent applications pertain to components and methods of use associated with currently commercialized products. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors-Risks Related to Our Intellectual Property” for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 12 U.S. trademark registrations and 38 foreign trademark registrations as of December 31, 2017. Included in the registered trademarks is a mark with our company name and logo.
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
United States
FDA’s Premarket Clearance and Approval Requirements
Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, unless it is exempt, or a premarket approval (PMA) from the FDA. Medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from premarket notification under Section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, postmarket surveillance, patient registries, and guidance documents. A manufacturer may be required to submit to the

FDA a premarket notification requesting permission to commercially distribute some Class II devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA application. However, there are some Class III devices for which the FDA has not yet called for a PMA. For these devices, the manufacturer must submit a premarket notification and obtain 510(k) clearance in order to commercially distribute these devices. The FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner.
510(k) Clearance Pathway
When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976. By regulation, a premarket notification must be submitted to the FDA at least 90 days before we intend to market a device, and we must receive 510(k) clearance from the FDA before we actually market the device. The Medical Device User Fee Amendments (MDUFA) performance goals for a traditional 510(k) clearance is 90 working days. As a practical matter, however, clearance often takes longer, because the review clock is paused by the FDA to allow time to resolve any questions the FDA may have on the 510(k). To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the premarket notification demonstrates that the device is equally safe and effective and does not raise different questions of safety and effectiveness. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will place the device into Class III.
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
Premarket Approval Pathway
A PMA application under section 515 of the FD&C Act must be submitted to the FDA for Class III devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The PMA application process is much more demanding than the 510(k) premarket notification process. A PMA is based on a determination by FDA that the PMA application contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s).
After a PMA application is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA has 180 days to review a filed PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (QSR). The FDA also may inspect one or more clinical sites to assure compliance with the FDA’s regulations.
Upon completion of the PMA application review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA application is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required for 510(k) clearance. In the United States, for significant risk devices, these trials require submission of an application for an Investigational Device

Exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. We, the FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.
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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) or possibly a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or possibly a PMA. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or a PMA is obtained. Also, in these circumstances, we may be subject to significant regulatory fines and penalties.
Some changes to an approved PMA device, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new PMA application or PMA supplement, as appropriate, before the change can be implemented. Supplements to a PMA often require the submission of the same type of information required for an original PMA application, except that the supplement is generally limited to that information needed to support the proposed change from the device covered by the original PMA. The FDA uses the same procedures and actions in reviewing PMA supplements as it does in reviewing original PMA applications.
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
Employees
As of December 31, 2017, we had approximately 1,700 employees worldwide. None of our U.S. employees are represented by a collective bargaining agreement. Some of our employees outside of the United States are subject to mandatory, industry-specific collective bargaining agreements or the protections of statutory works councils as required by local law. We have never experienced a work stoppage. We believe our employee relations are good.
Facilities
We maintain approximately 295,000 square feet of research and development, manufacturing and administrative facilities in six buildings at our campus in Alameda, California. The leases for these six buildings expire in 2029 to 2031, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through December 31, 2025, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2017, is approximately 100,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 20,000 square feet of warehouse space in Livermore, California. The leases for the warehouse space expire in 2020 to 2022.
Outside of the United States, also lease office and warehouse space in Germany; Italy; Australia; and Brazil. The offices in Germany and Australia support our direct sales operations in Europe and Australasia, respectively, the office in Brazil supports our Latin America marketing efforts through our distribution partners, and the offices in Italy supports the operations of Crossmed S.p.A., including supporting our direct sales operations in Italy, San Marino and Vatican.
Legal Proceedings
On February 19, 2016, a complaint for damages was filed against the Company and others on behalf of a claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used (Montgomery v. Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The parties agreed to settle this matter on confidential terms in November 2017.
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
Our sales, general and administrative expenses have increased, and we expect that they will continue to increase, to support our past and anticipated future growth. We have also expended significant amounts on research and development to develop and fund clinical testing of our products, and we expect to continue to do so. We also expend significant amounts on maintaining inventory levels of raw materials, components and finished products to meet anticipated customer demand. In addition, our coil products are sold on a consignment basis, which requires us to expend significant amounts on inventory that is placed at many customer locations. Our ability to sustain our growth and profitability and operate cash flow positive may be influenced by many factors, including:

•	our ability to achieve and maintain market acceptance of our products;

•	unanticipated problems and additional costs relating to the development and testing of new products;

•	our ability to introduce, manufacture at scale, build new inventory and commercialize new products;

•	our ability to produce sufficient quantities of our products to meet demand;

•	the impact of competition;

•	the timing and impact of market and regulatory developments;

•	our ability to expand into new markets;

•	pricing pressure from competitors;

•	the availability and adequacy of third-party reimbursement for procedures in which our products are used; and

•	our ability to obtain and maintain adequate intellectual property protection for our products and technologies.
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
Currently, the primary users of our products are specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists, interventional cardiologists and vascular surgeons. We may enter new target end markets in the future. Our revenue growth will depend in part on our ability to convince specialist physicians in our existing and future target end markets of our products’ efficacy, to educate them in the proper use of our products and to sell our products to their affiliated hospitals. Convincing specialist physicians to use new products and to dedicate the time and energy necessary for adequate education in the use of our products is challenging, especially in new markets where treatments using our products are not established. Expanding our customer base in existing or new target end markets may require, among other things, additional clinical evidence supporting patient benefits, training in a manner to which we are not accustomed, or other resources that we do not readily have available or are not cost effective for us to provide. If we are unable to convert specialist physicians in existing or new target end markets to the use of our products, our sales growth will be limited, which could materially adversely affect our business, results of operations, financial condition or cash flows.
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
Maintaining a significant inventory of raw materials, components and finished goods, including coils, also subjects us to the risk of inventory excess and obsolescence, which may lead to a permanent write-down or write-off of our inventory. While in inventory, our components and finished goods may become obsolete, in these circumstances we would write-off our inventory and may be required to expend additional resources or be constrained in the amount of end product that we can produce. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire, resulting in a decrease in value and potentially a permanent write-down of our inventory. For example, write-offs or write-downs of inventory resulted in charges of $1.0 million, $2.7 million and $1.2 million in 2017, 2016 and 2015, respectively. In the event that a substantial portion of our inventory becomes excess or obsolete, it could materially adversely affect our results of operations.
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
For the years ended December 31, 2017, 2016 and 2015, we derived 34.3%, 33.1% and 31.6%, respectively, of our revenue from international sales. International sales are subject to a number of risks and challenges, including:

•	reliance on distributors;

•	varying coverage and reimbursement policies, processes and procedures;

•	difficulties in staffing and managing international operations from which sales are conducted;

•	difficulties in penetrating markets in which our competitors’ products or alternative procedures that do not use our products are more established;

•	reduced protection for intellectual property rights in some countries;

•	export licensing requirements or restrictions, trade regulations and foreign tax laws;

•	fluctuating foreign currency exchange rates;

•	foreign certification, regulatory requirements and legal requirements;

•	lengthy payment cycles and difficulty in collecting accounts receivable;

•	customs clearance and shipping delays;

•	pricing pressure in international markets;

•	political and economic instability;

•	preference for locally produced products

•	higher incidence of corruption or unethical business practices; and

•	uncertainty around a potential reversal or renegotiation of international trade agreements and partnerships and the imposition of tariffs under the administration of U.S. President Donald J. Trump.
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
 The June 2016 referendum by British voters to exit the European Union has created uncertainties affecting business operations in the United Kingdom and the European Union. Following the vote, there was a significant decline in the value of the British pound compared to the U.S. dollar, and there may be continued volatility in exchange rates and economic conditions as the United Kingdom negotiates its exit from the European Union. In March 2017, the United Kingdom officially triggered the process to formally initiate negotiations for the terms of separation from the European Union and in June 2017, the United Kingdom began negotiations to leave the European Union. This will be either accompanied or followed by additional negotiations between the European Union and the United Kingdom concerning the future relations between the parties. Until the terms and timing of the United Kingdom’s exit from the European Union are determined, it is difficult to predict its impact. It is possible that the referendum and proposed withdrawal could, among other things, affect the legal and regulatory schemes to which our businesses are subject, impact trade between the United Kingdom and the European Union and other parties and create economic uncertainty in the region.

We rely on our distributors to market and sell our products in certain international markets.
We have established a direct sales capability in the United States, most of Europe, Canada and Australia, which we have complemented with distributors in Japan and certain other international markets. Sales to distributors represented 18.2%, 17.9% and 16.3% of our revenue in 2017, 2016 and 2015 respectively. In addition, sales to our Japanese distributor, Medico’s Hirata Inc., represented approximately 10.1% of our revenue in 2017. Our success outside of the United States, most of Europe, Canada and Australia depends largely upon marketing arrangements with distributors, in particular their sales expertise and their relationships with specialist physicians and affiliated hospitals in their geographic areas. Distributors may terminate their relationship with us, sell competitive products or devote insufficient sales efforts or other resources to our products. We do not control our distributors, and they may not be successful in implementing our marketing plans. In addition, many of our distributors initially obtain and maintain foreign regulatory approval for the sale of our products in their respective countries, and their efforts in obtaining and maintaining regulatory approval may not be as robust as we desire or expect. Our failure to maintain our existing relationships with our distributors, or our failure to recruit and retain additional skilled distributors in existing or new international markets, could have an adverse effect on our operations. If current or future distributors do not perform adequately, or if we lose a significant distributor, such as our Japanese distributor, we may not be able to maintain existing levels of international revenue or realize expected long term international revenue growth. We have also experienced turnover with some of our distributors in the past that has adversely affected sales in the countries in which those distributors operate. Similar occurrences could happen in the future.
Most of our customer relationships outside of the United States are with governmental entities, and we could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdictions.
The U.S. Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act, the Chinese Anti-Unfair Competition Law, and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities, and physicians practicing in those systems are considered “government officials.” Therefore, our sales to these entities are subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption, and we have operation in certain countries, including Russia and China, where strict compliance with anti-bribery laws may be at variance with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or agents. Violations of the FCPA or other anti-bribery laws, or allegations of such violations, could disrupt our business and materially adversely affect our business, results of operations, financial condition or cash flows.
Foreign currency exchange rates may adversely affect our results.
We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Approximately 34.3%, 33.1% and 31.6% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively, were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our revenue. For direct sales in our international markets, we are paid by our customers in their local currency, which is primarily euros. For sales to distributors in our international markets, we are paid in either U.S. dollars, euros or Japanese yen, with some sales being denominated in other currencies. Therefore, when the U.S. dollar strengthens relative to the euro, yen or other local currency, our U.S. dollar reported revenue from non-U.S. dollar denominated sales will decrease, or we will need to increase our non-U.S. dollar denominated prices, which may not be commercially practical. Conversely, when the U.S. dollar weakens relative to the euro, yen or other local currency, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Global markets and foreign currencies, including the Euro and the British Pound, were adversely impacted, as a result of the June 23, 2016 referendum by British voters to exit the European Union. This volatility in foreign currencies is expected to continue as the United Kingdom negotiates and executes its exit from the European Union, but it is uncertain over what time period this will occur. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows.
We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, our business and results of operations may suffer.
We have significantly expanded our overall business, research and development, customer base, product portfolio, employee headcount and operations in recent periods. We have also established new operations in other countries. We have increased our total number of full-time employees from 1,100 as of December 31, 2015, to approximately 1,700 as of December 31, 2017. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

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
We have experienced rapid growth in the market for our products and we believe this market may not continue to grow sustainably at these rates.
Annual revenue from our neurovascular products and peripheral vascular products increased by $147.7 million, or 79.4%, over a two-year period from 2015 to 2017. This growth was the result of many factors, including but not limited to continued investment in our sales force and a shift to endovascular treatment as the standard of care in treatment of stroke. We do not expect that the rate of market growth will continue at this pace in the future. As we continue to grow and scale our business, we expect that our growth rates will be more gradual.
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
We rely on the efficient and uninterrupted operation of information technology systems to process, transmit and store electronic information in our day-to-day operations. All information technology systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. We recently completed an upgrade to our existing enterprise resource planning (ERP) software system to perform various functions, and we may implement other upgrades or new systems in the near future including the integration of any acquired businesses or the establishment of new subsidiaries into such systems. These upgrades or system changes entail certain risks, including difficulties with changes in business processes that could disrupt our operations - such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. During the transitions, we may continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and changes, this may have an adverse impact on our financial condition and operating results.
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
In March 2010, the Patient Protection and Affordable Care Act was enacted into law in the United States (as amended by the Health Care and Education Reconciliation Act, the Affordable Care Act). The Affordable Care Act includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law imposed a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices starting after December 31, 2012. While this tax was suspended for an additional two-year period commencing January 1, 2018, absent further legislative action, it will be reinstated in 2020. The Affordable Care Act also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell them. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. Various healthcare reform proposals have also emerged at the state level. In addition, it is possible that the Trump Administration and the U.S. Congress may seek to modify, repeal or otherwise invalidate or vitiate all, or certain provisions of, the Affordable Care Act. The impact of the Affordable Care Act and these proposals could have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
For the years ended December 31, 2017, 2016 and 2015, sales outside the United States accounted for approximately 34.3%, 33.1% and 31.6%, respectively, of our total sales, and we expect this percentage to increase in future years. Foreign regulatory bodies have established varying regulations. Specifically, the European Union has promulgated rules that require that medical device products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Although we have received CE markings for all of the products we currently sell in the European Union, we can give no assurance that we will be able to obtain European Union approval for any of our future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations. In addition, our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material adverse effect on our business, results of operation, financial condition or cash flows.
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

•
the federal physician sunshine requirements under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

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
Additionally, we are subject to laws and regulations with respect to the collection, use, disclosure, transfer and storage of personal data that we may collect from our employees, consultants or in conjunction with clinical trials. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. For example, the European Union adopted a General Data Protection Regulation (“GDPR”), effective in May 2018, that will establish new, and in some cases more stringent, requirements for data protection in Europe. Under the GDPR, enhanced data protection requirements as well as substantial fines for breaches of personal data will apply and increase our obligations and potential liabilities for the personal data that we process or control. We may be required to modify our practices in order to comply with these or other requirements, which may require us to incur costs and expenses, and we may face difficulties in complying with all privacy and data protection legal requirements that apply to us now or in the future, as well as financial penalties and liabilities if we are unable to do so.
Regulations and customer demands related to conflict minerals may force us to incur additional expenses and may make our supply chain more complex.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) imposes disclosure requirements regarding the use in components of our products of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, whether the components of our products are manufactured by us or third parties. This requirement could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products. In addition, there are additional costs associated with complying with the disclosure requirements and customer requests, such as costs related to our due diligence to determine the source of any conflict minerals used in our products. Compliance with these requirements could adversely affect the sourcing, supply and pricing of materials used in those products and we may face reputational challenges if we are unable to verify the origins for all “conflict minerals” used in products through the procedures we have implemented.
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
We currently own twelve trademarks, related to our company name, logo, products and technology, that are registered with the USPTO as well as thirty-eight trademarks registered outside of the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. There is no guarantee we will be able to secure registration for any of our pending trademark applications with the USPTO or comparable foreign authorities. In addition, third parties have registered trademarks similar and identical to our trademarks, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries where such third parties have registered such trademarks or obtained such common law rights. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

In addition, we may be involved in litigation or other proceedings to protect our trademark rights associated with our company name or the names used with our products. For example, we are currently opposing the registration of a product name on the grounds that the name is confusingly similar to our ACE brand, and that use of the name by a competitor will cause confusion in the marketplace. An adverse decision in such proceeding could have a negative impact on the value of the ACE brand. Any objections we receive from the USPTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. Names used with our products may be claimed to infringe names held by others or to be ineligible for proprietary protection. If we have to change the name of our company or any product, we may experience a loss in goodwill associated with our brand name, customer confusion or a loss of sales.
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
To date, we have financed our operations primarily through our operations, sales of our equity securities and borrowings under a line of credit with a financial institution. We are unable to predict the extent of any future operating cash flows or whether we will be able to maintain or grow our profitability. If we require additional financing to continue or expand our operations, for research and development, for acquisitions or for other purposes, we may determine to engage in equity or debt financings or incur other indebtedness. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If needed funds are not available in adequate amounts or on acceptable terms from additional financing sources, our business will be materially adversely affected.
By engaging in acquisitions and other business development arrangements, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.
We have in the past, and expect in the future, to seek to acquire additional businesses, assets, technologies or products to enhance our business if appropriate opportunities become available. In connection with any acquisitions, we could issue additional equity securities or convertible debt or equity-linked securities, which would dilute our stockholders, cause us to incur substantial debt to fund the acquisitions, or assume significant liabilities.
Acquisitions involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with current and/or prospective customers and/or suppliers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. Acquisitions may also require us to record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur write-offs and restructuring and other related expenses, any of which could harm our results of operations and financial condition. If we fail in our integration efforts with respect to any of our acquisitions and are unable to efficiently operate as a combined organization, our business and financial condition may be adversely affected.
Fluctuations in our effective tax rate and changes to tax laws may adversely affect us.
As an international company, we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of statutory tax rates in the various jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws. Additionally, with ASU 2016-09, the guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled and as discrete items on the tax rate in the period in which they occur. For interim reporting purposes, the standard requires us to exclude the excess tax benefits and tax deficiencies from the annual estimated tax rate and not to forecast the potential impact to the rate. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition and results of operations and cash flows.
In addition, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was signed into law by President Donald J. Trump on December 22, 2017. This legislation made significant changes to the U.S. Internal Revenue Code, including a reduction in the corporate tax rate and limitations on certain corporate deductions and credits. Certain of these changes could have a negative impact on our business. In addition, changes in tax law or adverse changes in the underlying profitability and financial outlook of our operations could lead to a corresponding charge to income tax expense and recording of valuation allowances against deferred tax assets (DTAs) on our consolidated balance sheets.
Risks Relating to Securities Markets and Investment in Our Common Stock
The price of our common stock may be volatile, and you could lose all or part of your investment.
The trading price of our common stock has been and is likely to continue to be volatile. From January 1, 2017 through December 31, 2017 our closing stock price as reported on The New York Stock Exchange (NYSE) has ranged from $64.05 to $115.85. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Annual Report on Form 10-K or those that we have not anticipated. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our common stock include the following:

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
As of December 31, 2017, our executive officers, directors and holders of 5% or more of our outstanding stock and their affiliates beneficially owned approximately 39.1% of our voting stock in the aggregate. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2017, our directors, executive officers and holders of 5% or more of our outstanding stock beneficially owned approximately 39.1% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2017, approximately 8,678,519 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We incur significant costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses as we devote resources to comply with the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, we were not an emerging growth company for the year ended December 31, 2017, and accordingly were required to comply with the additional disclosure and reporting requirements. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.
We plan to continue to invest resources to comply with the evolving laws, regulations and standards applicable to public companies, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Operating as a public company and being subject to these rules and regulations makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. As a result, it may be difficult for us to attract and retain qualified members of our board of directors or executive officers.
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
An additional valuation allowance against our deferred tax assets could require a charge to earnings, which could result in a negative impact on our results of operations.
Primarily as a result of net operating losses, stock-based compensation, various accruals and reserves, and tax credits, we maintain foreign and domestic DTAs. DTAs reflect an expected benefit to be realized in the future that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. DTAs are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors or regulatory authorities. During the year ended December 31, 2016 we adopted ASU 2016-09. With the adoption of ASU 2016-09, we created additional domestic DTAs in the balance sheet and recognized excess tax benefits in our provision for income taxes. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the benefits of the domestic DTAs we maintain as of December 31, 2017, exclusive of our federal research and development tax credit and California DTAs. However, it is possible that some of our foreign or domestic DTAs could ultimately expire unused, or future DTAs could be created, due to vesting or settlement of stock awards or other book to tax differences, in which we will not have sufficient taxable income in the future to fully utilize these and will result in us recording a valuation allowance. Therefore, unless we are able to generate sufficient taxable income, a substantial valuation allowance to reduce our DTAs may be required, which would materially increase our tax expense in the period the valuation allowance is recorded and could have a material adverse impact on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We maintain approximately 295,000 square feet of research and development, manufacturing and administrative facilities in six buildings at our campus in Alameda, California. The leases for these six buildings expire in 2029 to 2031, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through December 31, 2025, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2017, is approximately 100,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 20,000 square feet of warehouse space in Livermore, California. The leases for the warehouse space expire in 2020 to 2022.
Outside of the United States, also lease office and warehouse space in Germany; Italy; Australia; and Brazil. The offices in Germany and Australia support our direct sales operations in Europe and Australasia, respectively, the office in Brazil supports our Latin America marketing efforts through our distribution partners, and the offices in Italy supports the operations of Crossmed S.p.A., including supporting our direct sales operations in Italy, San Marino and Vatican.
ITEM 3. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “8. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “PEN” since September 18, 2015. Prior to that date, there was no established public trading market for our common stock. The following table summarizes the high and low intraday sales prices for our common stock as reported on the NYSE from January 1, 2016 through December 31, 2017. Such quotations represent inter dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2016
First Quarter	$57.37	$40.23
Second Quarter	61.60	45.00
Third Quarter	79.49	58.46
Fourth Quarter	75.57	56.05

	High	Low
Year Ended December 31, 2017
First Quarter	$84.85	$63.05
Second Quarter	91.00	78.45
Third Quarter	90.50	77.75
Fourth Quarter	116.35	89.90
On December 29, 2017, the last day that the NYSE was open for public trading during 2017, the last reported sale price of our common stock on the NYSE was $94.10. As of February 13, 2018, there were 47 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment and (ii) the NYSE Composite for the period from September 18, 2015 (the date our common stock commenced trading on the NYSE) through December 31, 2017. Although our common stock was initially listed at $30.00 per share on the date our common stock was first listed on the NYSE, September18, 2015, the $30.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $41.30 on September 18, 2015 and in the S&P Healthcare Equipment and NYSE Composite on September 18, 2015 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	9/18/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/30/2016	3/31/2017	6/30/2017	9/29/2017	12/29/2017
Penumbra	PEN	$100.00	$130.29	$111.38	$144.07	$184.00	$154.48	$202.06	$212.47	$218.64	$227.85
NYSE Composite	NYA	100.00	101.11	101.75	104.57	106.88	110.22	114.57	117.25	121.71	127.68
S&P 500 Healthcare Equipment Index	XHE	100.00	100.09	95.55	106.01	116.64	111.87	126.56	138.05	141.27	146.00
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
Recent Sales of Unregistered Securities
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
The following selected consolidated financial data of Penumbra, Inc. should be read in conjunction with, and are qualified by reference to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this report. The consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from, and qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2014 and 2013 and selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2017(1)(2)	2016(3)	2015	2014	2013
	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$333,764	$263,317	$186,095	$125,510	$88,848
Gross profit	217,142	170,829	124,058	82,842	57,876
Total operating expenses	215,977	172,179	119,879	79,833	59,002
Income (loss) from operations	1,165	(1,350)	4,179	3,009	(1,126)
Income (loss) before income taxes and equity in losses of unconsolidated investees	2,476	(869)	4,024	3,139	(1,255)
(Benefit from) provision for income taxes	(3,611)	(15,683)	1,659	894	(5,354)
Income before equity in losses of unconsolidated investees	6,087	14,814	2,365	2,245	4,099
Equity in losses of unconsolidated investees	(1,430)	—	—	—	—
Net income	$4,657	$14,814	$2,365	$2,245	$4,099
Net income (loss) attributable to common stockholders	$4,657	$14,814	$1,084	$(833)	$887
Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$0.49	$0.09	$(0.18)	$0.21
Diluted	$0.13	$0.44	$0.08	$(0.18)	$0.14
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	32,978,065	30,464,583	11,993,429	4,609,375	4,304,396
Diluted	35,319,103	33,478,078	14,219,650	4,609,375	6,500,835

	Year Ended December 31,
	2017(1)(2)	2016(3)	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$50,637	$13,236	$19,547	$3,290	$4,131
Marketable investments	163,954	115,517	129,257	48,253	9,545
Total assets	476,667	308,254	263,848	121,381	71,147
Working capital	330,652	228,027	216,213	94,478	46,401
Convertible preferred stock	—	—	—	111,467	56,222
Total stockholders’ equity (deficit)	400,408	266,547	232,522	(12,370)	(8,062)

(1) Income tax expense for the year ended December 31, 2017, includes $2.4 million of valuation allowance against the Company’s federal research and development tax credits and $15.4 million of deferred income tax due to the remeasurement of the Company’s DTAs at a 21% corporate income tax rate pursuant to the Tax Reform Act. Please refer to Note “12. Income Taxes” and our risk factor titled “Fluctuations in our effective tax rate and changes to tax laws may adversely affect us” in the section titled “Risk Factors-Risks Related to Our Finances and Capital Requirements.”
(2) In the third quarter of 2017, the Company acquired Crossmed S.p.A. (Crossmed). Crossmed is engaged in the business of distributing medical supplies and equipment in Italy, San Marino, the Vatican, and Switzerland and was the Company’s exclusive distributor in Italy, San Marino and the Vatican prior to the acquisition. Refer to Note “5. Business Combination.”
(3) In the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09 which required excess tax benefit attributable to stock-based compensation to be recognized in the income statement and the Company recorded a modified retrospective adjustment of $17.4 million in accumulated deficit.

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
Overview
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market medical devices and have a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets.
Our team focuses on developing, manufacturing and marketing products for use by specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists, interventional cardiologists and vascular surgeons. We design our products to provide these specialist physicians with a means to drive improved clinical outcomes, and we believe that the cost-effectiveness of our products is attractive to our hospital customers.
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
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In 2017, 34.3% of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $333.8 million, $263.3 million and $186.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. This represents annual increases of 26.8% and 41.5%, respectively. We generated an operating income of $1.2 million and $4.2 million for the years ended December 31, 2017 and 2015, respectively, and operating loss of $1.4 million for the year ended December 31, 2016. Our results are discussed in more detail in the Results of Operations section below.
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

•
We must continue to successfully introduce new products that gain acceptance with specialist physicians and successfully transition from existing products to new products, ensuring adequate supply. In addition, as we introduce new products, we generally hire and train additional personnel and build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our operating results and financial condition.

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

In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs due to obsolescence; costs, benefits and timing of new product introductions; acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
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
Cost of Revenue
Cost of revenue includes direct and indirect costs associated with the manufacture of our products. Direct costs include material and labor, while indirect costs include, but are not limited to, inbound freight charges, receiving costs, inspection and testing costs, warehousing costs, royalty expense and other labor and overhead costs incurred in the manufacturing of products. Cost of revenue also includes stock-based compensation, warranty replacement costs, cost of revenue related to product return reserves, and inventory write-offs and write-downs.
Income Taxes
We account for income taxes using the asset and liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance to reduce the net deferred tax assets (“DTAs”) to their estimated realizable value.
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
We follow FASB ASC 740-10 “Accounting for Uncertainty in Income Taxes” that prescribes a financial statement recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on our income tax returns, and also provides guidance on derecognition, classification, interest and penalty accrual, accounting in interim periods, and disclosure requirements. We include interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statements of operations.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (“the Tax Reform Act”) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering our U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. The provisional amounts incorporate assumptions made based on our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance.
Due to the broad complexities of the Tax Reform Act, our ASC 740 accounting for the tax law change is still under evaluation and is not complete. We have not made sufficient progress on the global intangible low-taxed income tax analysis to reasonably estimate the effects, and therefore, have not recorded provisional amounts in our financial statements nor selected an accounting policy with respect to deferred taxes for the new tax on foreign sourced earnings. To reasonably estimate future U.S. income inclusions attributable to the global intangible low-taxed income tax, we must analyze our current tax structure, international operations, projections of future foreign income, and our business presence worldwide. We recorded an adjustment for the reduction of our U.S. corporate income tax rate to 21% effective January 1, 2018, resulting with a decrease to our DTAs in the amount of $15.4 million with a corresponding charge to income tax expense. The Tax Reform Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. Based on our analysis to date, the one-time transition tax is not expected to be material.
The Tax Reform Act extended the carryforward period of net operating losses generated in tax years beginning on or after January 1, 2018 such that the losses may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The tax attribute ordering rules provide that to offset taxable income, net operating losses must be used in full prior to the utilization of tax credits. Accordingly, our federal research and development tax credit DTAs, which have a 20 year carryforward period, is expected to expire prior to utilization based on future projected taxable income. As a result, a valuation allowance was established against our federal research and development tax credit DTAs, resulting with a $2.4 million charged to income tax expense and impacted the effective tax rate.
As of December 31, 2017, we had approximately $72.7 million, $67.9 million and $1.1 million of federal, state and foreign net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards will begin to expire in 2036 and 2020, respectively. At December 31, 2017, we had research credits available to offset federal and state tax liabilities in the amount of $4.2 million and $5.9 million, respectively. The federal tax credits will begin to expire in 2024. California state tax credits have no expiration.
As of December 31, 2017, our net DTA balance was $24.4 million, after reduction of a valuation allowance of $10.3 million. The calculation of our DTA balance involves the use of estimates, assumptions and judgments while taking into account estimates of the amounts and type of future taxable income. DTAs are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, and projections of future taxable income. If our management was to determine that we would not be able to realize all or a portion of our net DTAs in the future, a valuation allowance related charge to earnings would be reflected in that period, which could have a material adverse impact on our financial condition and results of operations.

We assess the ability to realize the benefits of our DTAs prior in each reporting period by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) the length of net operating loss (“NOL”) carryforward periods, and (5) the ability to carry back losses to prior years. We also measure our current DTA balances against estimates of future income based on objectively verifiable operating results from the Company’s recent history.
Significant domestic DTAs were generated in the years ended December 31, 2016 and 2017, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock upon application of ASU 2016-09. Throughout 2017, we could not conclude, at the required more-likely-than-not level of certainty, that sufficient taxable income will be generated to realize the full benefit of our domestic DTAs prior to expiration. As such, a partial valuation allowance was recorded against our domestic DTAs during the nine months ended September 30, 2017.
In the fourth quarter of 2017, with full year actual operating results known, new estimates of future taxable income were measured against our current domestic DTA balances. We considered the new projections of future taxable income in conjunction with relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOLs generated in years beginning on or after January 1, 2018. We also considered our three-year cumulative taxable income position, exclusive of the impact of excess tax deductions from stock-based compensation under ASU 2016-09. After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, we concluded that sufficient future taxable income will be generated to realize the benefits of our domestic DTAs prior to expiration, other than federal research and development tax credit DTAs which are expected to expire before their utilization. As a result, in the quarter ended December 31, 2017, the valuation allowance established against our DTAs generated during the nine months ended September 30, 2017 was released with a corresponding benefit of $19.8 million to income tax expense.
We will continue to closely monitor the need for a valuation allowance against current and additional DTAs generated in each subsequent reporting period. The need for a valuation allowance can be impacted by actual operating results, forecasted financial performance, and variances between the two, and the rate at which future DTAs are generated.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, change in customers, target market and strategy, unanticipated competition, loss of key personnel, or change in reporting units. We operate as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level.
The authoritative guidance allows an entity to assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of our reporting unit with its carrying value.
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies and overall financial performance. In the fourth quarter of 2017, we performed the goodwill impairment test in accordance with the authoritative guidance, and determined no indicator of impairment under the qualitative assessment. Refer to Note “7. Goodwill” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
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

Finite-lived intangible assets are amortized over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. We will review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event occurs, management will determine whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset will be written down to the determined fair value based on discounted cash flows. We also periodically review the useful lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the underlying intangible asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.
In addition, the fair value of indefinite-lived intangible assets will be tested for impairment at least annually, or more frequently if events or circumstances indicate their value may no longer be recoverable and that an impairment loss may have occurred.
Valuation of Contingent Consideration Liabilities
Certain agreements the Company enters into, including business combinations and licensing agreements, involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved. Contingent consideration related to business combinations is recorded at the acquisition date at fair value and is remeasured each reporting period using Level 3 inputs with the change in fair value recognized within sales, general and administrative expense in the consolidated statements of operations and comprehensive income. The fair value may be determined using a single approach or a combination of approaches. These include an income approach based on various revenue and cost assumptions and applying a probability-weighted average to each outcome and/or a Monte-Carlo valuation model that simulates outcomes based on management estimates. Significant increases or decreases in the fair value of our contingent consideration liabilities can result from a number of factors, including changes in the timing and amount of projected revenue, our estimates of the likelihood of achieving certain milestones, as well as changes in discount periods and rates.
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
We expect our SG&A expenses to continue to increase as we expand our marketing programs, information technologies, operations and salesforce. Further, while the medical device excise tax was suspended for an additional two-year period commencing January 1, 2018, absent further legislative action, it will be reinstated in 2020.
Income Tax Expense. We are taxed at the rates applicable within each jurisdiction in which we operate. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and deferred tax liabilities and the potential valuation allowance recorded against our net DTAs. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the DTAs will not be achieved.
Results of Operations
The following table sets forth the components of our consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2017		2016		2015
	(in thousands, except for percentages)
Revenue	$333,764	100.0%	$263,317	100.0%	$186,095	100.0%
Cost of revenue	116,622	34.9%	92,488	35.1%	62,037	33.3%
Gross profit	217,142	65.1%	170,829	64.9%	124,058	66.7%
Operating expenses:
Research and development	31,661	9.5%	23,875	9.1%	18,027	9.7%
Sales, general and administrative	184,316	55.2%	148,304	56.3%	101,852	54.7%
Total operating expenses	215,977	64.7%	172,179	65.4%	119,879	64.4%
Income (loss) from operations	1,165	0.3%	(1,350)	(0.5)%	4,179	2.2%
Interest income, net	2,653	0.8%	2,323	0.9%	541	0.3%
Other expense, net	(1,342)	(0.4)%	(1,842)	(0.7)%	(696)	(0.4)%
Income (loss) before income taxes and equity in losses of unconsolidated investees	2,476	0.7%	(869)	(0.3)%	4,024	2.2%
(Benefit from) provision for income taxes	(3,611)	(1.1)%	(15,683)	(6.0)%	1,659	0.9%
Income before equity in losses of unconsolidated investees	6,087	1.8%	14,814	5.6%	2,365	1.3%
Equity in losses of unconsolidated investees	(1,430)	(0.4)%	—	—%	—	—%
Net income	$4,657	1.4%	$14,814	5.6%	$2,365	1.3%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Neuro	$232,446	$185,533	$46,913	25.3%
Peripheral Vascular	101,318	77,784	23,534	30.3%
Total	$333,764	$263,317	$70,447	26.8%
Revenue increased $70.4 million, or 26.8%, to $333.8 million in 2017, from $263.3 million in 2016. Our revenue growth resulted from further market penetration of our existing products and sales of new products or products with new indications. Increased sales within our neuro and peripheral vascular businesses accounted for approximately two-thirds and one-third of the revenue increase, respectively, in the year ended December 31, 2017.
Revenue from our neuro products increased $46.9 million, or 25.3%, to $232.4 million in 2017, from $185.5 million in 2016. This was primarily attributable to increased sales of our Penumbra System and neuro access products, which accounted for approximately 70% and 20% of the neuro revenue increase, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Further, there was a greater demand for our neuro access products due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.

Revenue from our peripheral vascular products increased $23.5 million, or 30.3%, to $101.3 million in 2017, from $77.8 million in 2016. This was primarily attributable to increased sales of our Indigo System products, which accounted for approximately half of the peripheral vascular revenue increase for the year ended December 31, 2017. This increase was driven by further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2017		2016		$	%
	(in thousands, except for percentages)
United States	$219,173	65.7%	$176,104	66.9%	$43,069	24.5%
Japan	33,790	10.1%	30,284	11.5%	3,506	11.6%
Other International	80,801	24.2%	56,929	21.6%	23,872	41.9%
Total	$333,764	100.0%	$263,317	100.0%	$70,447	26.8%
Revenue from sales in international markets increased $27.4 million, or 31.4%, to $114.6 million in 2017, from $87.2 million in 2016. Revenue from international sales represented 34.3% and 33.1% of our total revenue in 2017 and 2016, respectively.
Gross Margin

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Cost of revenue	$116,622	$92,488	$24,134	26.1%
Gross profit	$217,142	$170,829	$46,313	27.1%
Gross margin %	65.1%	64.9%
Gross margin remained relatively flat, increasing by 0.2 percentage points to 65.1% in 2017, from 64.9% in 2016.
Research and Development (R&D)

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
R&D	$31,661	$23,875	$7,786	32.6%
R&D as a percentage of revenue	9.5%	9.1%
R&D expenses increased by $7.8 million, or 32.6%, to $31.7 million in 2017, from $23.9 million in 2016. The increase was primarily due to a $5.8 million increase in product development, testing and clinical trial costs and a $2.8 million increase in personnel-related expenses due to an increase in headcount. This was partially offset by a $0.7 million decrease in consultant, contractor and outside service costs.
Sales, General and Administrative (SG&A)

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
SG&A	$184,316	$148,304	$36,012	24.3%
SG&A as a percentage of revenue	55.2%	56.3%
SG&A expenses increased by $36.0 million, or 24.3%, to $184.3 million in 2017, from $148.3 million in 2016. The increase was primarily due to a $31.3 million increase in personnel-related expenses largely attributable to an increase in headcount to support our growth and a $2.3 million increase related to marketing events. This was partially offset by a $1.2 million decrease related to a benefit from a net refund of previously paid medical device excise tax.

Benefit From Income Taxes

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages)
Benefit from income taxes	(3,611)	(15,683)	$12,072	(77.0)%
Effective tax rate	(145.8)%	1,805.1%
Our benefit from income taxes decreased $12.1 million, to a benefit of $3.6 million in 2017, from a benefit of $15.7 million in 2016. Our effective tax rate changed to (145.8)% in 2017, compared to 1,805.1% in 2016. Our effective rate for 2017 and 2016 includes excess tax benefits attributable to stock based compensation recognized in our income tax provision due to the retroactive adoption of ASU 2016-09 in the fourth quarter of 2016. The change in rate was attributable to increasing excess stock-based compensation tax benefits, offset by establishing additional valuation allowances against our federal research and development tax credit deferred tax assets, and an adjustment to deferred income tax expense due to the reduced U.S. corporate income tax rate pursuant to the Tax Reform Act.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the benefits of our DTAs in each reporting period. A valuation allowance is established when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances can be affected by changes to tax laws, statutory tax rates, and projections of future taxable income. Changes to the valuation allowance could cause us to experience an effective tax rate significantly different from previous periods.
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
Revenue from sales in the United States increased $48.8 million, or 38.3%, to $176.1 million in 2016, from $127.3 million in 2015. Revenue from sales in international markets increased $28.4 million, or 48.4%, to $87.2 million in 2016, from $58.8 million in 2015. Revenue from international sales represented 33.1% and 31.6% of our total revenue in 2016 and 2015, respectively.
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
Research and Development (R&D) Expenses

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
Sales, General and Administrative (SG&A) Expenses

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
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$(15,683)	$1,659	$(17,342)	(1,045.3)%
Effective tax rate	1,805.1%	41.2%
Our provision for income taxes decreased $17.3 million, to a benefit of $15.7 million in 2016, from a provision of $1.7 million in 2015. Our effective tax rate increased to 1,805.1% in 2016, compared to 41.2% in 2015. The higher effective tax rate for 2016 was primarily due to the adoption of Accounting Standards Update (ASU) 2016-09 which requires excess tax benefit attributable to stock-based compensation to be recognized in the income statement. With the adoption of ASU 2016-09, additional DTAs were created in the balance sheet and excess tax benefits were recognized in our provision for income taxes when stock awards vest or are settled. The recognition of excess tax benefits or tax deficiencies are treated as discrete items on the tax rate in the period in which they occur. With any DTAs, an assessment is necessary to determine if sufficient taxable income will be generated to realize the DTAs and, if not, a substantial valuation allowance to reduce the DTAs may be required.  Additionally, for interim reporting purposes, the new standard requires us to exclude the excess tax benefits and tax deficiencies from the annual estimated tax rate and not to forecast the potential impact to the rate. The recognition of excess tax benefits or tax deficiencies in our income statement, the recording of a valuation allowance, if the DTA is not realizable, and the treatment of the excess tax benefits or tax deficiencies as a discrete item on the tax rate could cause us to experience an effective tax rate significantly different from previous periods.
Liquidity and Capital Resources
As of December 31, 2017, we had $330.7 million in working capital, which included $50.6 million in cash and cash equivalents and $164.0 million in marketable investments. As of December 31, 2017, we held approximately 24.9% of our cash and cash equivalents in foreign banks.
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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$50,637	$13,236
Marketable investments	163,954	115,517
Accounts receivable, net	58,007	43,335
Accounts payable	6,757	4,110
Accrued liabilities	44,825	31,690
Working capital(1)	330,652	228,027

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of year	$13,236	$19,547	$3,290
Net cash provided by (used in) operating activities	12,691	(12,807)	(20,689)
Net cash (used in) provided by investing activities	(77,653)	687	(85,816)
Net cash provided by financing activities	104,359	7,126	122,834
Cash and cash equivalents at end of year	50,637	13,236	19,547

Net Cash Provided by (Used in) Operating Activities
Net cash provided by and used in operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, amortization of premium on marketable investments, stock-based compensation expense, loss on non-marketable equity investments, provision for doubtful accounts, inventory write-offs and write-downs, realized gain (loss) on marketable investments and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $12.7 million in 2017 and consisted of net income of $4.7 million and non-cash items of $21.5 million offset by net changes in operating assets and liabilities of $13.5 million. The change in operating assets and liabilities includes the increase in inventories of $18.8 million to support our revenue growth, an increase in accounts receivable of $9.1 million, partially offset by an increase in accrued expenses and other non-current liabilities of $10.2 million, a decrease in prepaid expenses and other current and non-current assets of $2.4 million, and an increase in accounts payable of $1.9 million as a result of the growth in our business activities.
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
Net Cash (Used in) Provided by Investing Activities
Net cash used in and provided by investing activities relates primarily to purchases of marketable investments, the acquisition of a business, non-marketable investments and capital expenditures, offset by proceeds from sales or maturities of marketable investments.
Net cash used in investing activities was $77.7 million in 2017 and consisted of purchases of marketable investments, net of sales and maturities, of $48.1 million, capital expenditures of $12.5 million, the acquisition of a business net of cash acquired of $9.3 million, purchase of non-marketable investments of $5.3 million, and purchases of intangible of $2.5 million.
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
Financing activities in 2017 provided net cash of $104.4 million due to proceeds from the issuance of common stock net of issuance costs of $106.3 million, proceeds from the issuance of stock under our employee stock purchase plan of $5.8 million and proceeds from exercises of stock options of $5.0 million. This was partially offset by payment of employee taxes related to vested common and restricted stock of $11.7 million and payment of debt obligations and credit facilities of $1.1 million.
Financing activities in 2016 provided net cash of $7.1 million due to proceeds from the issuance of stock under our employee stock purchase plan of $6.6 million, proceeds from exercises of stock options of $3.2 million, partially offset by payment of employee taxes related to vested common and restricted stock of $2.6 million.
Financing activities in 2015 provided cash of $122.8 million and consisted of net proceeds from our IPO of $124.7 million, net of issuance costs and proceeds from exercises of stock options of $0.6 million, partially offset by payment of employee taxes related to vested common and restricted stock of $2.5 million.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
	(in thousands)
Rent obligations(1)	$73,102	$5,377	$11,129	$11,103	$45,493
Equipment lease obligations(2)	2,801	1,052	1,671	78	—
Purchase commitments(3)	4,390	2,346	2,044	—	—
Licensing arrangement obligations(4)	12,717	—	12,717	—	—
Acquisition-related obligations(5)	6,492	4,752	1,740	—	—
Total	$99,502	$13,527	$29,301	$11,181	$45,493

(1)
Our rent obligations in the table above excludes potential obligations for additional space(s) that may be added to our lease by our landlord in the future. For example, if any space becomes vacant in any of the buildings located in the same business park as our corporate headquarters and manufacturing facilities in Alameda, California through 2025, that space will be added to the lease. The additional space could potentially result in approximately $1.6 million of annual rent expense based on current terms of the lease. The Company has a right of first offer to lease any space that becomes available after such date.

(2)	We lease equipment and automobiles primarily under operating leases.

(3)	Purchase commitments consist of contracts with suppliers to purchase raw materials to be used to manufacture products.

(4)
During the year ended December 31, 2017, we entered into an exclusive technology license agreement that requires us to make future revenue milestone-based payments on sales of products covered by the licensed intellectual property. While the agreement is cancelable, the future payments are estimatable and probable as of December 31, 2017. Refer to Note “6. Intangible Assets” for more information.

(5)
Acquisition-related obligations consist of purchase price obligations for the acquisition of Crossmed during the year ended December 31, 2017. The amount due in 1-3 years represents the fair value of contingent consideration related to future cash milestone payments as of December 31, 2017. Refer to Note “5. Business Combination” for more information.

At December 31, 2017, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $0.8 million, which are not included in the table above. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty. The amounts in the table above does not reflect royalty obligations under a license agreement as amounts due thereunder fluctuate depending on sales levels. Royalty expense included in cost of sales for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $2.9 million and $2.0 million, respectively. For more information on these royalty obligations, refer to Note “8. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements or holdings in variable interest entities.
Recently Issued Accounting Standards
For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, refer to Note “2. Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
Interest Rate Risk. We had cash and cash equivalents of $50.6 million as of December 31, 2017, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $164.0 million, which consisted primarily of commercial paper, corporate bonds, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PENUMBRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Penumbra, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Penumbra, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 27, 2018
We have served as the Company's auditor since 2008.

Penumbra, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$50,637	$13,236
Marketable investments	163,954	115,517
Accounts receivable, net of doubtful accounts of $1,290 and $684 at December 31, 2017 and December 31, 2016, respectively	58,007	43,335
Inventories	94,901	73,012
Prepaid expenses and other current assets	14,735	18,727
Total current assets	382,234	263,827
Property and equipment, net	30,899	21,464
Intangible assets, net	23,778	—
Goodwill	8,178	—
Long-term investments (Note 3)	3,872	—
Deferred taxes	26,690	22,476
Other non-current assets	1,016	487
Total assets	$476,667	$308,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,757	$4,110
Accrued liabilities	44,825	31,690
Total current liabilities	51,582	35,800
Deferred rent	6,199	5,083
Other non-current liabilities	18,478	824
Total liabilities	76,259	41,707
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value per share - 5,000,000 shares authorized, none issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $.001 par value per share - 300,000,000 shares authorized, 33,685,146 issued and outstanding at December 31, 2017; 300,000,000 shares authorized, 31,108,828 issued and outstanding at December 31, 2016	33	31
Additional paid-in capital	396,810	273,865
Accumulated other comprehensive income (loss)	1,569	(4,688)
Retained earnings (accumulated deficit)	1,996	(2,661)
Total stockholders’ equity	400,408	266,547
Total liabilities and stockholders’ equity	$476,667	$308,254
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$333,764	$263,317	$186,095
Cost of revenue	116,622	92,488	62,037
Gross profit	217,142	170,829	124,058
Operating expenses:
Research and development	31,661	23,875	18,027
Sales, general and administrative	184,316	148,304	101,852
Total operating expenses	215,977	172,179	119,879
Income (loss) from operations	1,165	(1,350)	4,179
Interest income, net	2,653	2,323	541
Other expense, net	(1,342)	(1,842)	(696)
Income (loss) before income taxes and equity in losses of unconsolidated investees	2,476	(869)	4,024
(Benefit from) provision for income taxes	(3,611)	(15,683)	1,659
Income before equity in losses of unconsolidated investees	6,087	14,814	2,365
Equity in losses of unconsolidated investees	(1,430)	—	—
Net income	4,657	14,814	2,365
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	6,387	(2,631)	(1,308)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(130)	58	57
Total other comprehensive income (loss), net of tax	6,257	(2,573)	(1,251)
Comprehensive income	$10,914	$12,241	$1,114
Net income attributable to common stockholders (Note 13)	$4,657	$14,814	$1,084
Net income per share attributable to common stockholders:
Basic	$0.14	$0.49	$0.09
Diluted	$0.13	$0.44	$0.08
Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	32,978,065	30,464,583	11,993,429
Diluted	35,319,103	33,478,078	14,219,650
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2014	4,736,689	$5	$8,446	$(117)	$(864)	$(19,840)	$(12,370)
Conversion of convertible preferred stock into common stock upon closing of IPO	19,510,410	19	111,448	—	—	—	111,467
Shares issued upon closing of IPO	4,600,000	5	124,737	—	—	—	124,742
Issuance of common stock	1,074,411	1	1,125	—	—	—	1,126
Shares held for tax withholdings	—	—	(2,525)	—	—	—	(2,525)
Repurchase of common stock	(23,650)	—	(342)	—	—	—	(342)
Stock-based compensation	—	—	7,608	—	—	—	7,608
Excess tax benefit from stock-based compensation	—	—	1,590	—	—	—	1,590
Forgiven notes receivable from stockholders	—	—	—	91	—	—	91
Note received from a stockholder	—	—	—	21	—	—	21
Other comprehensive loss	—	—	—	—	(1,251)	—	(1,251)
Net income	—	—	—	—	—	2,365	2,365
Balance at December 31, 2015	29,897,860	30	252,087	(5)	(2,115)	(17,475)	232,522
Issuance of common stock	1,043,223	1	3,167	—	—	—	3,168
Issuance of common stock under employee stock purchase plan	214,025	—	6,578	—	—	—	6,578
Shares held for tax withholdings	(46,280)	—	(2,624)	—	—	—	(2,624)
Stock-based compensation		—	14,657	—	—	—	14,657
Note received from a stockholder	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(2,573)	—	(2,573)
Net income	—	—	—	—	—	14,814	14,814
Balance at December 31, 2016	31,108,828	31	273,865	—	(4,688)	(2,661)	266,547
Issuance of common stock	1,131,344	—	5,048	—	—	—	5,048
Issuance of common stock under employee stock purchase plan	91,685	—	5,809	—	—	—	5,809
Issuance of common stock upon underwritten public offering, net of issuance cost	1,495,000	2	106,267	—	—	—	106,269
Shares held for tax withholdings	(141,711)	—	(11,686)	—	—	—	(11,686)
Stock-based compensation		—	17,507	—	—	—	17,507
Other comprehensive income	—	—	—	—	6,257	—	6,257
Net income	—	—	—	—	—	4,657	4,657
Balance at December 31, 2017	33,685,146	$33	$396,810	$—	$1,569	$1,996	$400,408
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,657	$14,814	$2,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,781	2,297	1,752
Amortization of premium on marketable investments	591	997	83
Stock-based compensation	17,812	14,637	7,271
Loss on non-marketable equity investments	1,430	—	—
Provision for doubtful accounts	606	216	(13)
Inventory write-offs and write-downs	1,037	2,667	1,163
Realized (gain) loss on marketable investments	(37)	(8)	541
Deferred taxes	(4,288)	(12,378)	(3,204)
Other	591	143	134
Changes in operating assets and liabilities:
Accounts receivable	(9,118)	(14,560)	(11,063)
Inventories	(18,826)	(19,737)	(25,126)
Prepaid expenses and other current and non-current assets	2,436	(9,043)	(4,013)
Accounts payable	1,851	1,375	132
Accrued expenses and other non-current liabilities	10,168	5,773	9,289
Net cash provided by (used in) operating activities	12,691	(12,807)	(20,689)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(9,253)	—	—
Purchase of non-marketable investments	(5,265)	—	—
Purchases of marketable investments	(189,658)	(63,346)	(135,340)
Proceeds from sales of marketable investments	28,752	12,997	54,998
Proceeds from maturities of marketable investments	112,803	64,671	—
Acquisition of intangible assets from a licensing agreement	(2,500)	—	—
Purchases of property and equipment	(12,532)	(13,635)	(5,474)
Net cash (used in) provided by investing activities	(77,653)	687	(85,816)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock issued in initial public offering, net of issuance costs	—	—	124,742
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	106,267	—	—
Proceeds from exercises of stock options	5,048	3,172	617
Proceeds from issuance of stock under employee stock purchase plan	5,809	6,578	—
Payment of obligations on debt and credit facilities	(1,079)	—	—
Payment of employee taxes related to vested common and restricted stock	(11,686)	(2,624)	(2,525)
Net cash provided by financing activities	104,359	7,126	122,834
Effect of foreign exchange rate changes on cash and cash equivalents	(1,996)	(1,317)	(72)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,401	(6,311)	16,257
CASH AND CASH EQUIVALENTS—Beginning of period	13,236	19,547	3,290
CASH AND CASH EQUIVALENTS—End of period	$50,637	$13,236	$19,547
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$141	$2,149	$1,220
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock into common stock	$—	$—	$111,467
Purchase of property and equipment funded through accounts payable and accrued liabilities	$977	$1,442	$143
Acquisition-related contingent consideration and working capital adjustment liabilities	$6,067	$—	$—
Licensing agreement related contingent consideration	$12,717	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Penumbra, Inc. (the Company) is a global healthcare company focused on innovative therapies. The Company designs, develops, manufactures and markets medical devices and has a broad portfolio of products that addresses challenging medical conditions and significant clinical needs.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Certain changes in presentation were made in the consolidated financial statements for the year ended December 31, 2016 and 2015, to conform to the presentation for the year ended December 31, 2017. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Segments
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical devices, and operates as one operating segment. The Company’s chief operating decision-maker (CODM), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in United States Dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the average exchange rates in effect for the year involved. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Transactions denominated in currencies other than the respective functional currencies are translated at exchange rates at the date of transaction with foreign currency gains and losses recorded in other expense, net in the consolidated statements of operations and comprehensive income. The Company recognized net foreign currency transaction losses of $1.0 million, $0.7 million and $0.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments (as described in greater detail in this footnote under the header “Cash, Cash Equivalents and Marketable Investments” below) and accounts receivable. The majority of the Company’s cash is held by one financial institution in the U. S. in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2017 and held cash in foreign banks of approximately $15.0 million and $2.1 million at December 31, 2017 and 2016, respectively, which was not federally insured.
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
During the years ended December 31, 2017, 2016 and 2015, one customer (a distributor) accounted for 10.1%, 11.5% and 11.0%, respectively, of the Company’s revenue. No customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2017 or 2016.
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
Cash, Cash Equivalents and Marketable Investments
The Company invests its cash primarily in highly liquid corporate debt securities, debt instruments of U.S. federal and municipal governments, and their agencies, and in money market funds. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks.
The Company determines the appropriate classification of its investments in marketable investments at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable investments have been classified and accounted for as available-for-sale. Investments with remaining maturities of more than one year are viewed by the Company as available to support current operations and are classified as current assets under the caption marketable investments in the accompanying consolidated balance sheets. Investments in marketable investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Any realized gains or losses on the sale of marketable investments are determined on a specific identification method, and such gains and losses are reflected as a component of other income (expense), net.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Impairment of Marketable Investments
After determining the fair value of available-for-sale debt instruments, unrealized gains or losses on these securities are recorded to accumulated other comprehensive income (loss) until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments is the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments for the years ended December 31, 2017, 2016 or 2015.
Non-Marketable Equity Investments
Entities in which the Company has at least a 20%, but not more than a 50%, interest are accounted for under the equity method unless it is determined that the Company has a controlling financial interest in the entity, in which case the entity would be consolidated. Non-marketable equity investments are classified as long-term investments on the consolidated balance sheet. The Company’s proportionate share of the operating results of its non-marketable equity method investments are recorded as profit or loss and presented in equity in losses of unconsolidated investees, in the consolidated statements of operations and comprehensive income. See Note “3. Investments and Fair Value of Financial Instruments” for further details.
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
Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or net realizable value. Write-downs are provided for raw materials, components or finished goods that are determined to be excessive or obsolete. The Company regularly reviews inventory quantities in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. As a result of these evaluations, the Company recognized total write-offs of $1.0 million for the year ended December 31, 2017 and write-downs of $2.7 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There was no impairment of long-lived assets during the years ended December 31, 2017, 2016 or 2015.
Contingent Consideration
Certain agreements the Company enters into, including business combinations and licensing agreements, involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Contingent consideration related is recorded at the acquisition date at fair value and is remeasured each reporting period with the change in fair value recognized generally within sales, general and administrative expense or cost of sales, depending on the nature of the contingent consideration liability, in the consolidated statements of operations and comprehensive income.
As of December 31, 2017, the Company’s contingent consideration relates to milestone payments for the acquisition of Crossmed and intangible assets through a licensing agreement. For more information with respect to the fair value of contingent consideration, refer to Note “5. Business Combination” and Note “6. Intangible Assets,” respectively.
Intangible Assets
Intangible assets consist of intangibles acquired through a licensing arrangement and the acquisition of Crossmed S.p.A. (“Crossmed”) during the year ended December 31, 2017.
Indefinite-lived intangible assets relate to an exclusive right to licensed technology. The acquired licensed technology is accounted for as an indefinite-lived intangible asset until it reaches technological feasibility, which is determined on the basis of obtaining regulatory approval to market and commercialize the underlying products. Upon the commercialization of the underlying product, the capitalized amount will be amortized over its estimated useful life. Indefinite-lived intangible assets will be tested for impairment at least annually, or more frequently if events or circumstances indicate their carrying value may no longer be recoverable and that an impairment loss may have occurred.
Finite-lived intangible assets are amortized over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. The Company will review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. When such an event occurs, management will determine whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset will be written down to the determined fair value based on discounted cash flows. Refer to Note “6. Intangible Assets” for more information on the Company’s intangible assets.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company operates as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level. Refer to Note “5. Business Combination” and Note “7. Goodwill” for more information.
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
Deferred revenue represents amounts that the Company has already invoiced its customers and that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As of December 31, 2017 and 2016, respectively, the Company's deferred revenue balance was not material.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Advertising Costs
Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising costs were $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock-Based Compensation
The Company recognizes the cost of stock-based compensation in the financial statements based upon fair value. The fair value of restricted stock and restricted stock unit (RSU) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model. The fair value of stock options is determined as of the grant date using the Black-Scholes option pricing model. The Company’s determination of the fair value of equity-settled awards is impacted by the price of the Company’s common stock as well as changes in assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected term that awards will remain outstanding, expected common stock price volatility over the term of the awards, risk-free interest rates and expected dividends.
The fair value of an award is recognized over the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. To the extent actual forfeiture results differ from the estimates, the difference is recorded as a cumulative adjustment in the period forfeiture estimates are revised. No compensation cost is recorded for awards that do not vest.
Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as we remeasure the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. The fair value of these equity instruments are expensed over the service period.
Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of the award and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted prior to

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

the Company’s IPO, the Company estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award. For all stock options granted to date, the Company used the Staff Accounting Bulletin, No. 110 (SAB 110) simplified method to calculate the expected term, which is the average of the contractual term and vesting period.
Income Taxes
The Company accounts for income taxes using the asset and liability method, whereby deferred tax asset (“DTA”) and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance to reduce the net DTAs to their estimated realizable value.
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
The calculation of the Company’s DTA balance involves the use of estimates, assumptions and judgments while taking into account estimates of the amounts and type of future taxable income. Actual future operating results and the underlying amount and type of income could differ materially from the Company’s estimates, assumptions and judgments thereby impacting the Company’s financial position and results of operations.
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
Comprehensive Income
Comprehensive income consists of net income, unrealized gains or losses on available-for-sale investments and the effects of foreign currency translation adjustments. The Company presents comprehensive income and its components as part of the consolidated statements of operations.
Net Income (Loss) Per Share of Common Stock
The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock are considered common stock equivalents.
The Company calculated its basic and diluted net income per share attributable to common stockholders for the year ended December 31, 2015 in conformity with the two-class method required for companies with participating securities. Under the two-class method, the Company determined whether it had net income attributable to common stockholders, which included the results of operations less current period preferred stock non-cumulative dividends. If it was determined that the Company did have net income attributable to common stockholders during a period, the related undistributed earnings were then allocated between common stock and the preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings were re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates step two of the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount by which a reporting unit’s carrying value exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt the standard in the fourth quarter of 2017 on a prospective basis. The adoption did not have a material impact on our financial position or results of operations.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers—Narrow-Scope improvements and Practical Expedients, which further clarifies the implementation on narrow scope improvements and practical expedients. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606—Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the Codification related to ASU No. 2014-09 that are not expected to have a significant effect on the Company’s current accounting practice. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, (“ASU No. 2017-13”) which provides additional clarification and implementation guidance on the previously issued ASU No. 2014-09. In November 2017, the FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) which makes minor corrections to the Codification related to ASU No. 2014-09. These standards will be effective for the Company on January 1, 2018, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, issued by the FASB in August 2015. The Company intends to adopt the new standard on a modified retrospective basis on January 1, 2018. Under this method, the Company will record a cumulative-effect adjustment to the opening balance of retained earnings in the initial year of adoption. The timing of revenue recognition based on the guidance related to transfer of control may result in acceleration of revenue recognition for some contracts.
The Company has completed its assessment of the impact of the new revenue standard on the Company’s financial statements and internal controls. The Company will adopt the new authoritative guidance under Accounting Standards Codification (ASC) 606 on a modified retrospective basis effective January 1, 2018. Therefore, comparative information will not be adjusted and will continue to be reported under ASC 605 with the impact of the transition reflected in opening retained earnings. The adoption of ASC 606 represents a change in accounting principle that more closely aligns the timing of revenue recognition with the point in time that a performance obligation is satisfied. Substantially all of the Company’s contracts with customers contain a single performance obligation which is satisfied at a point in time. Revenue will be recognized in the amount that reflects the consideration to which the Company expects to be entitled to in exchange for the goods or services provided under the arrangement. The implementation of the new standard will not have a material impact on the Company’s financial statements or significantly alter the quantitative disclosures around revenue due to the nature of Company’s contracts with customers, however the implementation will result in some additional qualitative disclosures. The timing of revenue recognition based on the guidance related to transfer of control will result in acceleration of revenue recognition for some contracts.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$19,941	$—	$(8)	$19,933
U.S. treasury	6,402	—	(28)	6,374
U.S. agency securities and government sponsored securities	4,787	—	(18)	4,769
U.S. states and municipalities	12,510	—	(23)	12,487
Corporate bonds	120,648	23	(280)	120,391
Total	$164,288	$23	$(357)	$163,954

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,237	$1	$—	$4,238
U.S. treasury	4,996	—	—	4,996
U.S. agency securities and government sponsored securities	8,803	3	(12)	8,794
U.S. states and municipalities	27,429	1	(75)	27,355
Corporate bonds	69,009	36	(120)	68,925
Non-U.S. government debt securities	1,209	—	—	1,209
Total	$115,683	$41	$(207)	$115,517
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$19,933	$(8)	$—	$—	$19,933	$(8)
U.S. treasury	6,374	(28)	—	—	6,374	(28)
U.S. agency securities and government sponsored securities	2,778	(9)	1,991	(9)	4,769	(18)
U.S. states and municipalities	10,092	(23)	—	—	10,092	(23)
Corporate bonds	93,284	(188)	10,201	(92)	103,485	(280)
Total	$132,461	$(256)	$12,192	$(101)	$144,653	$(357)

	December 31, 2016
	Less than 12 months
	Fair Value	Gross Unrealized Losses
U.S. agency securities	$3,291	$(12)
U.S. states and municipalities	22,286	(75)
Corporate bonds	29,748	(120)
Total	$55,325	$(207)
As of December 31, 2016 there were no securities that had been in a loss position for more than twelve months.
The contractual maturities of the Company’s marketable investments as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Marketable Investments	Fair Value	Fair Value
Due in one year	$104,272	$71,051
Due in one to five years	59,682	44,466
Total	$163,954	$115,517
Non-Marketable Equity Investments
In May 2017, the Company and Sixense Enterprises, Inc. formed a privately-held company, MVI Health Inc. (MVI), with each party holding 50% of the issued and outstanding equity of MVI. The Company accounted for its investment under the

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

equity method and is not required to consolidate MVI under the voting model. As of December 31, 2017, the Company determined that MVI was not a variable interest entity (VIE). The Company will reassess in subsequent periods whether MVI becomes a VIE due to changes in facts and circumstances, including changes to the sufficiency of the equity investment at risk, management and governance structure or capital structure. The Company held no non-marketable equity investments in 2016 or 2015.
As of December 31, 2017, the investment in MVI is presented in long-term investments on the consolidated balance sheet and is comprised as follows:

December 31, 2017
Non-Marketable Equity Investments
Cost	$5,289
Equity in losses	(1,430)
Carrying value of non-marketable equity investment	$3,859
The Company reflected its 50% share of investee losses for the year ended December 31, 2017, as a component of equity in losses of unconsolidated investees in the consolidated statements of operations and comprehensive income. As of December 31, 2017, the unconsolidated balance sheet of MVI primarily consists of $2.9 million cash remaining from the initial investment. The unconsolidated statement of operations for MVI primarily consists of $2.9 million of expenses incurred for the year ended December 31, 2017.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash equivalents:
Commercial paper	$—	$9,185	$—	$9,185
Money market funds	2,264	—	—	2,264
Marketable investments:
Commercial paper	—	19,933	—	19,933
U.S. treasury	6,374	—	—	6,374
U.S. agency securities	—	4,769	—	4,769
U.S. states and municipalities	—	12,487	—	12,487
Corporate bonds	—	120,391	—	120,391
Total	$8,638	$166,765	$—	$175,403
Financial Liabilities:
Contingent consideration obligations(1)	—	—	17,392	17,392
Total	$—	$—	$17,392	$17,392

(1) More information on the contingent consideration obligations and the changes in fair value are presented further below.

	As of December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash equivalents:
Money market funds	$873	$—	$—	$873
Marketable investments:
Commercial paper	—	4,238	—	4,238
U.S. treasury	4,996	—	—	4,996
U.S. agency securities	—	8,794	—	8,794
U.S. states and municipalities	—	27,355	—	27,355
Corporate bonds	—	68,925	—	68,925
Non-U.S. government debt securities	—	1,209	—	1,209
Total	$5,869	$110,521	$—	$116,390
The following table summarizes the changes in fair value of the contingent consideration obligation for the year ended December 31, 2017 (in thousands):

	Fair Value of Contingent Consideration
	Crossmed	Technology Licensing Agreement	Total
Balance at December 31, 2016	$—	$—	$—
Additions to contingent consideration obligations	4,343	12,717	17,060
Changes in fair value	109	—	109
Balance at Foreign currency remeasurement	223	—	223
Balance at December 31, 2017	$4,675	$12,717	$17,392
During the year ended December 31, 2017, the Company acquired Crossmed and recorded contingent consideration in the amount of $4.3 million. Also during the year ended December 31, 2017, the Company entered into an exclusive technology license agreement and recorded contingent consideration in the amount of $12.7 million. These contingent consideration

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

liabilities are classified as Level 3 measurements for which fair value is derived from significant unobservable inputs, such as projected revenue and estimates in the timing and likelihood of achieving revenue-based milestones. During the year ended December 31, 2017, changes in fair value of the contingent consideration obligations of $0.1 million were recorded in sales, general and administrative expense in the consolidated statements of operations and comprehensive income. For more information with respect to the fair value of contingent consideration, refer to Note “5. Business Combination” and Note “6. Intangible Assets,” respectively.
During year ended December 31, 2017 and 2016, the Company did not record impairment charges related to its marketable investments and the Company did not hold any Level 3 marketable investments as of December 31, 2017 or December 31, 2016. During the year ended December 31, 2017 and 2016, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2017 or December 31, 2016.
4. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions	Balance At End Of Year
For the year ended:
December 31, 2015	$602	$(13)	$—	$589
December 31, 2016	589	216	(121)	684
December 31, 2017	684	606	—	1,290
Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets comprised of the following (in thousands):

	December 31,
	2017	2016
Prepaid taxes	$3,334	$4,656
Prepaid expenses	4,112	4,573
Other current assets	7,289	9,498
Prepaid expenses and other current assets	$14,735	$18,727

Inventories
The components of inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$13,529	$11,367
Work in process	6,073	3,663
Finished goods	75,299	57,982
Inventories	$94,901	$73,012

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Machinery and equipment	$12,456	$9,734
Furniture and fixtures	6,458	4,246
Leasehold improvements	15,926	10,207
Software	3,547	1,221
Computers	1,737	884
Construction in progress	1,326	2,193
Total property and equipment	41,450	28,485
Less: Accumulated depreciation and amortization	(10,551)	(7,021)
Property and equipment, net	$30,899	$21,464
Depreciation and amortization expense, excluding intangible assets, was $3.4 million, $2.3 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Accrued Liabilities
The following table shows the components of accrued liabilities as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Payroll and employee-related cost	$22,001	$16,956
Sales return reserve	3,035	2,753
Preclinical and clinical trial cost	1,514	2,054
Royalty	1,115	802
Product warranty	1,088	1,254
Leasehold improvement expenditures	1,012	260
Acquisition related liabilities(1)	4,752	—
Other accrued liabilities	10,308	7,611
Total accrued liabilities	$44,825	$31,690

(1) Acquisition-related liabilities consist of purchase price payments due to the Sellers of Crossmed related to working capital and financial debt adjustments as well as milestone payments due for the acquisition. Refer to Note “5. Business Combination” for more information.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016	2015
Balance at the beginning of the year	$1,254	$713	$314
Accruals of warranties issued	471	1,176	752
Settlements of warranty claims	(637)	(635)	(353)
Balance at the end of the year	$1,088	$1,254	$713

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred tax liabilities	$3,299	$824
Licensing-related cost(1)	12,717	—
Other non-current liabilities	2,462	—
Total other non-current liabilities	$18,478	$824

(1) Amount relates to the liability recorded for probable future milestone payments to be made under the licensing agreement described in Note “6. Intangible Assets.” Refer therein for more information.
5. Business Combination
On July 3, 2017 (the “Closing Date”), the Company completed the acquisition of Crossmed S.p.A. (Crossmed), a joint stock company organized under the laws of Italy. Crossmed is engaged in the business of distributing medical supplies and equipment in Italy, San Marino, the Vatican, and Switzerland. Crossmed was the Company’s exclusive distributor in Italy, San Marino and the Vatican and the acquisition provides the Company with a direct relationship with its customers in these regions. As of the Closing Date, Crossmed became a wholly-owned subsidiary of the Company and is being integrated into the Company’s core business. The acquisition of Crossmed does not result in any changes to the Company’s operating or reportable segment structure and the Company continues to operate as one operating segment.
The following table summarizes the Closing Date fair value of the consideration to be transferred, reflecting measurement period adjustments described below (in thousands):

Cash, net of working capital and financial debt adjustments	$11,088
Fair value of contingent consideration for milestone payments	4,343
Contract purchase price	$15,431
Consideration for settlement of pre-existing receivable due from Crossmed to Penumbra	3,273
Total value of consideration transferred	$18,704
Upon the Closing Date, the Company paid the sellers of Crossmed an initial payment of €8.2 million, or approximately $9.4 million, subject to post-closing adjustments for working capital and financial debt. The Company will pay additional consideration in the form of milestone payments based on Crossmed’s net revenue, and may pay additional consideration based on incremental net revenue, for each of the years ending December 31, 2017, 2018 and 2019. There is no limit on the milestone payments that can be paid out. The Company recorded a current and non-current liability in the amount of $2.9 million and $1.7 million as of December 31, 2017, respectively, for the fair value of contingent consideration related to the cash milestone payments. The contingent consideration is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement. The fair value of such milestone payments is estimated using a Monte Carlo simulation model that utilizes key assumptions including forecasted revenues during the earn-out period and revenue volatilities. The fair value of the contingent consideration liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. During the year ended December 31, 2017, the Company recorded $0.1 million of expense in sales, general and administrative expense related to a change in fair value of the contingent consideration. The Company will make a $2.9 million payment to the Sellers related to the achievement of the 2017 milestones in the first quarter of 2018. The preliminary allocation of the purchase price working capital, primarily related to taxes, is subject to change within the measurement period (generally one year from the Closing Date).

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the preliminary allocation of the purchase price, reflecting measurement period adjustments to the working capital and financial debt adjustments, for Crossmed (in thousands):

	Acquisition-Date Fair Value	Estimated Useful Life of Finite-Lived Intangible Assets
Tangible assets acquired and (liabilities) assumed:
Accounts receivable	$4,406
Inventories	1,343
Other current and non-current assets(1)	1,596
Property and equipment, net	829
Accounts payable	(740)
Accrued liabilities and obligations for short-term debt and credit facilities(1)	(1,868)
Deferred tax liabilities	(2,472)
Other non-current liabilities	(797)
Intangible assets acquired:
Customer relationships	$6,790	15 years
Other	1,750	5 years
Goodwill(1)	7,867
Total purchase price(1)	$18,704

(1) During the fourth quarter of 2017, the Company recorded $1.2 million in measurement period adjustments which increased the purchase price, primarily related to working capital and financial debt adjustments.
Acquired intangible assets are classified as Level 3 measurements for which fair value is derived from valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company used the income approach, specifically the discounted cash flow method and the incremental cash flow approach, to derive the fair value of the customer relationships and other intangible assets. Customer relationships are direct relationships with physicians and hospitals performing procedures with the distributed products. Other intangibles consists of non-Penumbra supplier relationships and sub-distributor relationships with third parties used to sell products, both as of the Closing Date. The intangible assets are amortized on a straight-line basis over their assigned estimated useful lives. The amortization of the acquired intangible assets are not deductible for tax purposes. As a result, a $2.5 million deferred tax liability was recorded as of the Closing Date.
The goodwill arising from the Crossmed acquisition is primarily attributed to expected synergies from future growth and assembled workforce. Goodwill will not be deductible for tax purposes.
For the year ended December 31, 2017, Crossmed’s net revenue and net income included in the Company’s consolidated statements of operations and comprehensive income was $6.2 million and $0.2 million, respectively.
The following table presents certain unaudited pro forma information, for illustrative purposes only, for the years ended December 31, 2017 and 2016, as if Crossmed had been acquired on January 1, 2016. The unaudited estimated pro forma information combines the historical results of Crossmed with the Company’s consolidated historical results and includes certain pro forma adjustments, including intangible asset amortization and the elimination of pre-acquisition sales Penumbra made to Crossmed for the respective periods. The pro forma information may not be indicative of what would have occurred had the acquisition taken place on January 1, 2016, and may not be indicative of the Company’s future consolidated results. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect pro forma adjustments to conform accounting policies between Crossmed and the Company. The unaudited pro forma information is presented below (unaudited, in thousands):

	December 31,
	2017	2016
Pro forma net revenue	$336,557	$268,262
Pro forma net income	5,992	14,816

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets
The following table presents details of the Company’s acquired finite-lived and indefinite-lived intangible assets (in thousands, except weighted-average amortization period):

As of December 31, 2017	Remaining Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	14.5 years	$7,141	$(238)	$6,903
Other	4.5 years	1,841	(183)	1,658
Total intangible assets subject to amortization	12.6 years	$8,982	$(421)	$8,561
Intangible assets related to licensed technology		15,217	—	15,217
Total intangible assets		$24,199	$(421)	$23,778
The total intangible assets subject amortization relate to the acquisition of Crossmed during the third quarter of 2017. Gross intangible assets, accumulated amortization and net intangible assets were all subject to foreign currency translation effects. During the year ended December 31, 2017, the Company recorded amortization expense of $0.4 million in sales, general and administrative expense related to the Company’s finite-lived intangible assets. No amortization expense was recorded in sales, general and administrative expense related to the Company’s finite-lived intangible assets for the years ended December 31, 2016 and 2015. Refer to Note “5. Business Combination” for more information.
As of December 31, 2017, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2018	$844
2019	844
2020	844
2021	844
2022	662
Thereafter	4,523
Total amortization	$8,561
Licensed technology
During the third quarter of 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments on sales of products covered by the licensed intellectual property. The Company recorded an intangible asset of $15.2 million and a corresponding liability for the future milestone payments. The licensed technology is accounted for as an indefinite-lived intangible asset. Once regulatory approval is received to market and commercialize products utilizing the underlying technology, the Company will begin amortizing the intangible asset. As of December 31, 2017, the Company has recorded a contingent consideration liability of $12.7 million included in other non-current liabilities on the consolidated balance sheet related to probable future milestone payments under the Licensing Agreement. The contingent consideration is classified as Level 3 measurement for which fair value is derived based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of such milestone payments is estimated using key assumptions which include projected revenue and estimates in the timing of when the revenue-based milestones are earned. The fair value of the contingent consideration liability is evaluated at the end of reporting period, noting there was no change in fair value as of December 31, 2017. Refer to Note “3. Investments and Fair Value of Financial Instruments” for more information. During the year ended December 31, 2017, the Company noted no events or circumstances that indicate the carrying value of the licensed technology may no longer be recoverable and that an impairment loss may have occurred.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Goodwill
The following table presents the changes in goodwill during the year ended December 31, 2017 (in thousands):

Total Company
Balance as of December 31, 2016	$—
Acquisition of Crossmed	7,867
Foreign currency translation	311
Balance as of December 31, 2017	$8,178
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, on October 31st, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by the CODM during 2017, that there is only one operating segment and reporting unit at the consolidated level.
During the fourth quarter of 2017, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance for impairment testing. In assessing the qualitative factors, the Company considered the impact of key factors, including changes in industry and competitive environment, market capitalization, and consolidated company stock price and performance. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the Company exceeded its carrying amount. As such, it was not necessary to perform other specific quantitative goodwill impairment testing at this time. As of December 31, 2017, no impairment of goodwill has been identified.
8. Commitments and Contingencies
Lease Commitments
The Company leases its offices primarily under non-cancelable operating leases that expire at various dates through 2031, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through December 31, 2025, if any space in any of the buildings located in the same business park as our corporate headquarter’s campus becomes vacant, that space will be added to the lease at the then current base monthly rental rate. The maximum additional space that could be added under this provision of the lease as of December 31, 2017, is approximately 100,000. The additional space could potentially result in approximately $1.6 million of annual rent expense based on current terms of the lease. The table below does not include the Company’s potential obligation for the additional space(s) that may be added to the lease by the landlord. The Company leases other equipment and vehicles primarily under non-cancelable operating leases that expire at various dates through 2021.
Rent expense for the years ended December 31, 2017, 2016 and 2015 was $5.8 million, $5.2 million and $3.2 million, respectively. In addition to the amounts included in the table below, certain lease agreements require the Company to make payments during the lease term for taxes, insurance and other operating expenses.
 Future minimum lease payments under the non-cancelable leases as of December 31, 2017 are as follows (in thousands):

Lease Payments
Year Ending December 31:
2018	$6,429
2019	6,413
2020	6,387
2021	5,592
2022	5,589
Thereafter	45,493
Total future minimum lease payments	$75,903

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Purchase Commitments
The Company had non-cancelable purchase obligations to suppliers at December 31, 2017 of $4.4 million.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor, on a quarterly basis. As of December 31, 2017 and 2016, the license agreement requires minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of 15 years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007.
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
In November 2013, the Company entered into an agreement that requires the Company to pay, on a quarterly basis, a 3% royalty on the first $5 million in sales and a 1% royalty on sales thereafter of products covered under applicable patents. The agreement was terminated effective January 1, 2018.
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
Royalty expense included in cost of sales for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $2.9 million and $2.0 million, respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Refer to Note “5. Business Combination” and Note “6. Intangible Assets” for more information on contingent liabilities recorded on the consolidated balance sheet.
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
Litigation
On February 19, 2016, a complaint for damages was filed against the Company and others on behalf of a claimant who allegedly suffered injuries as a result of an aneurysm procedure in which the Penumbra Coil 400 was used (Montgomery v.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Penumbra, Inc., et al., Case No. 16-2-04050-1 SEA, Superior Court of the State of Washington, King County). The parties reached an agreement to settle this matter on confidential terms in November 2017.
From time to time, the Company is subject to other claims and assessments in the ordinary course of business. The Company is not currently a party to any such litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
9. Stockholders’ Equity
Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 of authorized preferred stock issuable. There is no preferred stock outstanding as of December 31, 2017 and 2016.
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
Issuance of Common Stock in Public Offerings
The Company closed its IPO on September 23, 2015, in which it sold 4.6 million shares of common stock at an offering price of $30.00 per share and raised $124.7 million in net proceeds after deducting underwriting discounts and commissions of $9.7 million and other offering expenses of $3.6 million.
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
Stock-Based Benefit Plans
2005 Stock Plan
The Company adopted the Penumbra, Inc. 2005 Stock Plan (the 2005 Plan) in January 2005. The 2005 Plan was subsequently amended and restated in 2006, 2007, 2008 and 2010. Under the 2005 Plan, the board of directors could grant incentive stock options (ISOs), nonqualified stock options (NSOs), and/or stock awards to eligible persons, including employees, nonemployees, directors, consultants and other independent advisors who provide services to the Company. Stock purchase rights could also be granted under the 2005 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs and stock purchase rights could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of fair market value. Options granted under the 2005 Plan permitted an optionee to

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

exercise options immediately upon grant irrespective of the vesting term. Options generally vest annually at a rate of 1/4 after the first year and 1/48 per month thereafter. The term of the options is no longer than five years for ISOs, for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than 10 years for all other options. On September 17, 2015, the 2014 Equity Incentive Plan (as amended and restated, the 2014 Plan) replaced the 2005 Plan and no further equity awards may be granted under the 2005 Plan. The remaining 564 shares of common stock available for issuance from the 2005 Plan were transfered to and may be granted under the 2014 Plan. As of December 31, 2017, 437,852 shares of common stock were reserved for issuance under the 2005 Plan.
2011 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2011 Equity Incentive Plan (the 2011 Plan) in October 2011. Under the 2011 Plan, the board of directors could grant ISOs, NSOs, restricted stock, and/or RSUs to eligible persons, including employees, directors and consultants who provide services to the Company. Stock Appreciation Rights (SAR) could also be granted under the 2011 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs, SARs, restricted stock and RSUs could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of fair market value. Stock options granted under the 2011 Plan generally have a contractual life of ten years, and generally vest over a period of four years. On September 17, 2015, the 2014 Plan replaced the 2011 Plan and no further equity awards may be granted under the 2011 Plan. The remaining 62,807 shares of common stock available for issuance from the 2011 Plan were transfered to and may be granted under the 2014 Plan. As of December 31, 2017, 145,000 shares of common stock were reserved for issuance under the 2011 Plan.
Amended and Restated 2014 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2014 Equity Incentive Plan in May 2014. The plan was amended and restated as of September 17, 2015 (as amended and restated, the 2014 Plan). The 2014 Plan replaced the 2011 Plan and the 2005 Plan and no further equity awards may be granted under the 2011 Plan or the 2005 Plan. As of December 31, 2017, 7,184,818 shares of common stock were reserved for issuance and 5,316,092 shares of common stock were available for grant under the 2014 Plan.
Employee Stock Purchase Plan
The Penumbra, Inc. Employee Stock Purchase Plan (the ESPP), became effective on September 17, 2015. The ESPP initially reserved 600,000 shares of common stock for purchase under the ESPP, with the number of shares reserved for purchase automatically increasing each year pursuant to an “evergreen” provision set forth in the ESPP. As of December 31, 2017, 910,849 shares of common stock were reserved and available for issuance under the plan. All qualifying employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Each offering to the Company’s employees to purchase stock under the ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods, except that the first offering period under the ESPP began on September 17, 2015 and ended on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period during the offering period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the ESPP administrator may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period (corresponding to an offering period), under the ESPP in any calendar year.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Early Exercises
Stock options granted under the 2005 Plan, 2011 Plan and 2014 Plan allow the board of directors to grant awards to provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 409 and 4,263 as of December 31, 2017 and 2016, respectively, were subject to a repurchase right held by the Company at the original issue price in the event the optionees’ employment was terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses according to the vesting schedule designated on the associated option grant. The repurchase terms are considered to be a forfeiture provision. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued or outstanding for accounting purposes until those shares vest, though they are legally issued and outstanding. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability on the consolidated balance sheets and are transferred into common stock and additional paid-in-capital as the shares vest.
Stock-Based Benefit Activity and Stock-Based Compensation
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	2,876,955	$14.63
Exercised	(766,926)	6.54
Canceled/Forfeited	(2,925)	16.98
Balance, December 31, 2017	2,107,104	$17.58
Vested and expected to vest—December 31, 2017	2,099,078	$17.56	6.66	$160,660
Exercisable—December 31, 2017	1,434,964	$15.18	6.24	$113,252

The total intrinsic value of stock options exercised during the year ended December 31, 2017, 2016 and 2015 was $56.4 million, $53.1 million and $13.1 million, respectively. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at the exercise date and the exercise price of the stock option.
The weighted average grant date fair value of the employee stock options was $9.69 per share during the year ended 2015. The Company did not grant stock options during the years ended December 31, 2017 and 2016.
Restricted Stock and Restricted Stock Units
The activity of unvested restricted stock and restricted stock units under the Plans is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,002,944	$29.44
Granted	122,538	84.03
Vested	(360,564)	27.52
Canceled/Forfeited	(22,513)	46.90
Unvested at December 31, 2017	742,405	$38.86
The fair value of the restricted stock and restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $29.1 million, $9.9 million and $4.0 million, respectively. As of December 31, 2017, 727,842 restricted stock and restricted stock units are expected to vest.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan
Under the Penumbra, Inc. ESPP, employees purchased 91,685 and 214,025 shares for $5.8 million and $6.6 million during the years ended December 31, 2017 and December 31, 2016, respectively.
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
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of equity settled awards:

	Equity Settled Awards
	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	.50	.50	6.08—6.25
Expected volatility	34%	40%	45%
Risk-free interest rate	1.26%	0.48%	1.56%—1.78%
Expected dividend rate	0%	0%	0%
The assumptions in the table above for fiscal 2017and 2016, respectively relate only to ESPP, where as the assumptions in 2015 relate to options and ESPP.
Fair Value of Common Stock. Prior to the IPO, the fair value of the shares of common stock underlying the Company’s stock options was determined by the Company’s board of directors. Because there was no public market for the Company’s common stock and in the absence of recent arm’s-length cash sales transactions of the Company’s common stock with independent third parties, the Company’s board of directors determined the fair value of the Company’s common stock by considering at the time of grant a number of objective and subjective factors. The intent of the Company’s board of directors was for all options granted to be exercisable at a price per share not less than the per share fair value of the Company’s common stock underlying those options on the date of grant. The estimated fair value of the Company’s common stock was determined at each valuation date in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Weighted Average Expected Term. The Company derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as the Company had limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. The Company’s expected term for ESPP is in line with the six month look-back period of its ESPP.
Volatility. Since there was no public market through mid-September 2015 for the Company’s common stock and lack of company-specific historical volatility, the Company has determined the share price volatility for options granted based on an analysis of the volatility used by a peer group of publicly traded medical device companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. In 2016 and 2017, volatility assumptions used in the valuation of ESPP were calculated based on the historical volatility of the Company’s stock.
Risk-Free Interest Rate. The risk-free interest rate is based upon U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options or ESPP shares.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of sales	$1,009	$1,132	$316
Research and development	1,289	1,020	444
Sales, general and administrative	15,514	12,485	6,511
	$17,812	$14,637	$7,271
As of December 31, 2017, total unrecognized compensation cost was $29.0 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.4 years.
The total stock-based compensation cost capitalized in inventory was $0.2 million and $0.4 million as of December 31, 2017 and 2016, respectively. The total stock-based compensation cost capitalized in inventory was insignificant as of December 31, 2015.
10. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of net (loss) income, these comprehensive income (loss) items accumulate and are included within accumulated other comprehensive income (loss). Unrealized gains and losses on our marketable investments are reclassified from accumulated other comprehensive income (loss) into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive income (loss).
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect our consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the year	$(105)	$(4,583)	$(4,688)	$(163)	$(1,952)	$(2,115)
Other comprehensive income (loss) before reclassifications:
Unrealized (losses) gains —marketable investments	(133)	—	(133)	98	—	98
Foreign currency translation gains (losses)	—	6,387	6,387	—	(2,628)	(2,628)
Income tax effect—benefit (expense)	31	—	31	(35)	(3)	(38)
Net of tax	(102)	6,387	6,285	63	(2,631)	(2,568)
Amounts reclassified from accumulated other comprehensive loss to earnings:
Realized gains—marketable investments	(37)	—	(37)	(8)	—	(8)
Income tax effect—benefit	9	—	9	3	—	3
Net of tax	(28)	—	(28)	(5)	—	(5)
Net current-year other comprehensive income (loss)	(130)	6,387	6,257	58	(2,631)	(2,573)
Balance, end of the year	$(235)	$1,804	$1,569	$(105)	$(4,583)	$(4,688)
11. Employee Benefit Plan
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (IRC) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by the IRC. In the third quarter of 2015, the Company began 401(k) matching of eligible compensation under the plan, subject to a maximum dollar threshold. Contribution expense was $1.1 million, $0.8 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Income Taxes
The Company’s income tax (benefit) expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax (benefit) expense.
The Company is incorporated in the United States and operates in various countries with different tax laws and rates. A portion of the Company’s income or (loss) before taxes and the (benefit from) provision for income taxes are generated from international operations.
Income or (loss) before income taxes and equity in losses of unconsolidated investees for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
United States	$543	$(944)	$2,955
Foreign	1,933	75	1,069
Total income (loss) before income taxes and equity in losses of unconsolidated investees	$2,476	$(869)	$4,024
Income tax (benefit) or provision in 2017, 2016 and 2015 is comprised of federal, state, and foreign taxes.
The components of the (benefit from) provision for income taxes are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(13)	$(3,872)	$3,815
State	259	304	603
Foreign	739	772	492
Total current	985	(2,796)	4,910
Deferred:
Federal	(2,502)	(11,909)	(3,025)
State	(1,742)	(785)	(251)
Foreign	(352)	(193)	25
Total deferred	(4,596)	(12,887)	(3,251)
(Benefit from) provision for income taxes	$(3,611)	$(15,683)	$1,659

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s actual (benefit from) or provision for tax differed from the amounts computed by applying the Company’s U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Year Ended December 31,
	2017	2016	2015
Income tax at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(94.6)	417.1	(0.7)
Foreign taxes differential	(4.2)	(63.0)	4.8
Prepaid tax ASC 810-10	(39.8)	59.0	2.1
IRC 199 deduction	—	—	(7.4)
Stock-based compensation	(802.0)	1,474.0	14.8
Non-deductible meals and entertainment	19.4	(92.6)	5.6
Imputed interest	19.1	(30.7)	4.7
Tax credits	(0.5)	395.5	(11.6)
Remeasurement of deferred tax assets and liabilities	622.5	—	—
Transfer pricing tax benefit	(35.3)	—	(13.8)
Other	8.0	(47.4)	3.6
Change in valuation allowance	127.6	(340.8)	5.1
Effective tax rate	(145.8)%	1,805.1%	41.2%
Deferred income tax assets and liabilities consist of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$20,622	$5,983
Tax credits	7,095	6,260
Accruals and reserves	5,430	7,668
Stock-based compensation	3,083	3,703
Translation adjustment	486	690
UNICAP adjustments	3,813	4,721
Other	487	938
Gross deferred tax assets	41,016	29,963
Valuation allowance	(10,295)	(6,062)
Total deferred tax assets	30,721	23,901
Deferred tax liabilities:
Depreciation and amortization	(6,363)	(1,425)
Total deferred tax liabilities	(6,363)	(1,425)
Net deferred tax assets	$24,358	$22,476
At December 31, 2017, the Company had approximately $72.7 million, $67.9 million and $1.1 million of federal, state and foreign net operating loss carryforwards, respectively, available to offset future taxable income. The federal net operating loss may be carried forward for 20 years and will begin to expire in 2036. The state net operating loss carryforwards will begin to expire in 2020. At December 31, 2017, the Company had federal research credits of $4.2 million and California state tax credits of $5.9 million. The federal research credits are generally carried forward for 20 years. California state tax credits may be carried forward indefinitely.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the Tax Reform Act) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Reform Act. SAB 118 provides a measurement period,

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

that should not extend beyond one year from the Tax Reform Act enactment date, for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. The provisional amounts incorporate assumptions made based on our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance.
Due to the broad complexities of the Tax Reform Act, the Company’s ASC 740 accounting for the tax law change is still under evaluation and is not complete.The Company has not made sufficient progress on the global intangible low-taxed income tax analysis to reasonably estimate the effects, and therefore, has not recorded provisional amounts in the financial statements nor selected an accounting policy with respect to deferred taxes for the new tax on foreign sourced earnings. To reasonably estimate future U.S. income inclusions attributable to the global intangible low-taxed income tax, the Company must analyze its current tax structure, international operations, projections of future foreign income, and its business presence worldwide. The Company recorded an adjustment for the reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018, resulting with a decrease to its DTAs in the amount of $15.4 million with a corresponding charge to income tax expense. The Tax Reform Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. Based on the Company’s analysis to date, the one-time transition tax is not expected to be material.
The Company generated significant domestic DTAs in the years ended December 31, 2016 and 2017, primarily due to the excess tax benefits from stock option exercises and vesting of restricted stock upon application of ASU 2016-09. The Company assessed its ability to realize the benefits of its domestic DTAs by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) the length of net operating loss (“NOL”) carryforward periods, and (5) the ability to carry back losses to prior years. The Company determined it would be in a three-year cumulative taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation under ASU 2016-09. The Company also measured its current DTA balances against estimates of future income based on objectively verifiable operating results from the Company’s recent history.
The Company considered its projections of future taxable income in conjunction with relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOLs generated in years beginning on or after January 1, 2018. The Company also considered its three-year cumulative taxable income position, exclusive of the impact of excess tax deductions from stock-based compensation under ASU 2016-09. After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded that sufficient future taxable income will be generated to realize the benefits of its federal DTAs prior to expiration other than its federal research and development tax credit DTAs. The tax attribute ordering rules provide that net operating losses must be used in full to offset taxable income prior to the utilization of tax credits. Accordingly, the Company’s federal research and development tax credit DTAs, which have a 20 year carryforward period, is expected to expire prior to utilization based on future projected taxable income. As a result, a valuation allowance was established against the Company’s federal research and development tax credit DTAs, resulting with a $2.4 million charge to income tax expense and impacted the effective tax rate.
For years ended December 31, 2017, 2016 and 2015, a full valuation allowance remains against the Company’s California DTA balances.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax valuation allowance against net DTAs changed from January 1, 2015 to December 31, 2017, is as follows:

	Beginning Balance	Additions Charged To Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Ending Balance
For the year ended:
December 31, 2017	$6,062	$4,400	$(167)	$10,295
December 31, 2016	$2,702	$3,360	$—	$6,062
December 31, 2015	$2,945	$—	$(243)	$2,702

(1) Additions include current year additions charged to expenses and current year build due to increases in net DTAs, return to provision true-ups, and other adjustments.
(2) Deductions include current year releases credited to expenses and current year reductions due to decreases in net DTAs, return to provision true-ups, and other adjustments.
The Company will continue to closely monitor the need for an additional valuation allowance against its existing domestic and foreign DTAs and any additional DTAs that are generated in each subsequent reporting period. The need for a valuation allowance can be impacted by actual operating results, forecasted financial performance, and variances between the two, and the rate at which future DTAs are generated.
IRC Sections 382 and 383 limit the use of net operating losses and business credits if there is a change in ownership. In 2009, the Company determined there were changes in ownership in 2004 and 2008, which did not cause any impairment of tax attributes.
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2015 to December 31, 2017, is as follows:

	December 31,
	2017	2016	2015
Beginning Balance	$3,827	$3,619	$1,726
Gross increase for tax positions of current year	871	1,213	1,023
Gross increase for tax positions of prior years	130	250	1,062
Gross decrease for tax positions of prior years	(659)	(648)	—
Settlement	—	(387)	—
Lapse of statute of limitations	(17)	(220)	(192)
Ending Balance	$4,152	$3,827	$3,619
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2017, 2016 and 2015 included interest and penalties that were not material. As of December 31, 2017 and 2016 the Company had approximately $0.1 million and $0.1 million respectively, of accrued interest and penalties attributable to uncertain tax positions. Included in the $4.2 million balance of unrecognized tax benefits as of December 31, 2017 is $0.8 million of tax benefits that, if recognized, would affect the effective tax rate.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryovers, the tax years ending December 31, 2004 through December 31, 2017 remain subject to examination by federal and state tax authorities. In Australia and Canada, tax years ending December 31, 2009 through December 31, 2017 generally remain subject to examination by tax authorities. In Germany and Italy, tax years ending December 31, 2013 through December 31, 2017 remain subject to examination by tax authorities.
The Company does not anticipate any significant changes in the balance of gross unrecognized tax benefits over the next 12 months.
13. Net Income per Share
The Company’s basic net income per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share is computed by giving effect to all

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

potential dilutive common stock equivalents outstanding for the period. For the purposes of this calculation, options to purchase common stock, restricted stock, restricted stock units and stock sold through the Company’s employee stock purchase plan are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$4,657	$14,814	$2,365
Less: Undistributed income attributable to convertible preferred stockholders	—	—	(1,281)
Net income attributable to common stockholders—basic and diluted	$4,657	$14,814	$1,084

Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	32,978,065	30,464,583	11,993,429
Effect of dilutive securities from stock-based benefit plans, as calculated using treasury stock method	2,341,038	3,013,495	2,226,221
Diluted	35,319,103	33,478,078	14,219,650

Net income per share attributable to common stockholders:
Basic	$0.14	$0.49	$0.09
Diluted	$0.13	$0.44	$0.08
For the years ended December 31, 2017, 2016 and 2015, outstanding stock-based awards of 0.1 million, 0.3 million and 1.4 million shares, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
14. Geographic Areas and Product Sales
The Company’s revenue by geographic area, based on the destination to which the Company ships its products, was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$219,173	$176,104	$127,311
Japan	33,790	30,284	19,016
Other International	80,801	56,929	39,768
Total	$333,764	$263,317	$186,095
The following table sets forth revenue by product category (in thousands):

	Year Ended December 31,
	2017	2016	2015
Neuro	$232,446	$185,533	$141,410
Peripheral Vascular	101,318	77,784	44,685
Total	$333,764	$263,317	$186,095
The Company does not have significant long-lived assets outside the U.S.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Selected Quarterly Financial Data (Unaudited)
The following table provides the selected quarterly financial data for 2017 (in thousands, except share and per share amounts):

	Quarter Ended
	2017
	March 31	June 30	September 30(2)	December 31(1)
Selected Statement of Operations Data:
Revenue	$73,213	$80,589	$83,911	$96,051
Cost of revenue	25,504	29,660	29,134	32,324
Gross profit	$47,709	$50,929	$54,777	$63,727
(Loss) income before income taxes and equity in losses of unconsolidated investees	$(1,751)	$(918)	$1,239	$3,906
Provision for (benefit from) income taxes	$1,355	$482	$456	$(5,904)
(Loss) income before equity in losses of unconsolidated investees	$(3,106)	$(1,400)	$783	$9,810
Equity in losses of unconsolidated investees	$—	$(158)	$(545)	$(727)
Net (loss) income	$(3,106)	$(1,558)	$238	$9,083
Net (loss) income per share:
Basic	$(0.10)	$(0.05)	$0.01	$0.27
Diluted	$(0.10)	$(0.05)	$0.01	$0.25
Weighted average shares used to compute net (loss) income per share:
Basic	31,611,841	33,219,487	33,446,841	33,606,943
Diluted	31,611,841	33,219,487	35,664,272	35,833,621
The following table provides the selected quarterly financial data for 2016 reflecting adjustments for the adoption of ASU 2016-09 (in thousands, except share and per share amounts):

	Quarter Ended
	2016
	March 31(3)	June 30(3)	September 30(3)	December 31(3)
Selected Statement of Operations Data:
Revenue	$57,919	$65,106	$67,187	$73,105
Cost of revenue	18,014	23,636	24,313	26,525
Gross profit	$39,905	$41,470	$42,874	$46,580
Income (loss) before income taxes and equity in losses of unconsolidated investees	$2,121	$(383)	$(1,092)	$(1,515)
(Benefit from) provision for income taxes	$(170)	$(3,396)	$(12,998)	$881
Income (loss) before equity in losses of unconsolidated investees	$2,291	$3,013	$11,906	$(2,396)
Equity in losses of unconsolidated investees	$—	$—	$—	$—
Net income (loss)	$2,291	$3,013	$11,906	$(2,396)
Net income (loss) per share:
Basic	$0.08	$0.10	$0.39	$(0.08)
Diluted	$0.07	$0.09	$0.35	$(0.08)
Weighted average shares used to compute net income (loss) per share:
Basic	29,990,006	30,210,322	30,604,384	31,045,700
Diluted	33,023,495	33,308,193	33,755,383	31,045,700

(1) Income tax expense for the quarter ended December 31, 2017, includes $19.8 million of tax benefit related to the release of valuation allowance, offset by a$2.4 million of valuation allowance against the Company’s federal research and development tax credits, and $15.4 million of deferred income tax due to the remeasurement of the Company’s DTAs at a 21% corporate income tax rate pursuant to the Tax Reform Act. Please refer to Note “12. Income Taxes” for more information.
(2) Operating expenses for the three months ended, September 30, 2017, included a $1.2 million benefit from a net refund of previously paid medical device excise tax.
(3) In the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09 which required excess tax benefit attributable to stock-based compensation to be recognized in the income statement and the Company recorded a modified retrospective adjustment of $17.4 million in accumulated deficit.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on this review, our principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 excluded Crossmed S.p.A (Crossmed), which was acquired on July 3, 2017 as discussed in Note “5. Business Combination.” Crossmed constituted approximately 1% of net and total assets and approximately 2% of total net revenue of the related consolidated financial statement as of and for the year ended December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 9A of this Annual Report on Form 10K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Penumbra, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows as of and for the year ended December 31, 2017 of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Crossmed SpA, which was acquired on July 3, 2017, and whose financial statements constitute approximately 1% of net and total assets and 2% of total net revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Crossmed SpA.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA
February 27, 2018

ITEM 9B.  OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held in June 2018 (the 2017 Proxy Statement).
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
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
3.2	Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.4	September 29, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among Penumbra, Inc., Adam Elsesser and Arani Bose and the investors listed on Exhibit A thereto, dated May 16, 2014	S-1	333-206412	4.2	August 14, 2015
10.1	Lease for facilities at 1351 Harbor Bay Parkway, Alameda, California, dated November 28, 2007 and amended on May 7, 2008 and June 23, 2011	S-1	333-206412	10.1	August 14, 2015
10.2	Lease for facilities at 1411 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.2	August 14, 2015
10.3	Lease for facilities at 1321 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.3	August 14, 2015
10.4	Lease for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated December 17, 2015	10-K	001-37557	10.4	March 8, 2016
10.5#	Distribution Agreement between Penumbra, Inc. and Medico’s Hirata, dated August 2, 2009, as amended	S-1	333-206412	10.4	August 14, 2015
10.6†	Amended and Restated 2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.19	August 14, 2015
10.7†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Agreement of Penumbra, Inc.	10-Q	001-37557	10.1	November 12, 2015
10.8†	Amended and Restated 2014 Equity Incentive Plan - Stock Option Agreement of Penumbra, Inc.	10-Q	001-37557	10.2	November 12, 2015
10.9†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Unit Agreement of Penumbra, Inc.	10-K	001-37557	10.4	March 8, 2016
10.10†	2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.5	August 14, 2015
10.11†	2011 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Grant Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.6	August 14, 2015
10.12†	2005 Stock Plan, and forms of Notice of Grant and Early Exercise Stock Option Agreement	S-1	333-206412	10.7	August 14, 2015
10.13†	Form of Indemnification Agreement by and between Penumbra, Inc. and each of its directors and executive officers	S-1	333-206412	10.9	August 14, 2015
10.14†	Offer Letter with Adam Elsesser	S-1	333-206412	10.10	August 14, 2015
10.15†	Offer Letter with Arani Bose	S-1	333-206412	10.11	August 14, 2015
10.16†	Offer Letter with Sri Kosaraju	S-1	333-206412	10.12	August 14, 2015
10.17†	Offer Letter with Daniel Davis	S-1	333-206412	10.13	August 14, 2015
10.18†	Offer Letter with James Pray	S-1	333-206412	10.14	August 14, 2015
10.19†	Offer Letter with Lynn Rothman	S-1	333-206412	10.15	August 14, 2015
10.20†	Offer Letter with Robert Evans	S-1	333-206412	10.16	August 14, 2015
10.21†	Form of Employee Nondisclosure and Assignment Agreement	S-1	333-206412	10.17	August 14, 2015
10.22†	Employee Stock Purchase Plan	S-1/A	333-206412	10.18	August 31, 2015
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

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
Date: February 27, 2018
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

Signature	Title	Date

/s/ Adam Elsesser	Chairman, Chief Executive Officer and President	February 27, 2018
Adam Elsesser	(principal executive officer)

/s/ Sri Kosaraju	Chief Financial Officer and Head of Strategy	February 27, 2018
Sri Kosaraju	(principal financial officer and principal accounting officer)

/s/ Arani Bose	Chief Innovator and Director	February 27, 2018
Arani Bose

/s/ Don Kassing	Director	February 27, 2018
Don Kassing

/s/ Harpreet Grewal	Director	February 27, 2018
Harpreet Grewal

/s/ Thomas C. Wilder	Director	February 27, 2018
Thomas C. Wilder

/s/ Bridget O’Rourke	Director	February 27, 2018
Bridget O’Rourke