Form 10-Q
period 2018-03-31
Penumbra Inc
filed 2018-05-08
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 24, 2018, the registrant had 34,262,844 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$52,805	$50,637
Marketable investments	162,636	163,954
Accounts receivable, net of doubtful accounts of $1,454 and $1,290 at March 31, 2018 and December 31, 2017, respectively	65,107	58,007
Inventories	94,616	94,901
Prepaid expenses and other current assets	12,774	14,735
Total current assets	387,938	382,234
Property and equipment, net	31,995	30,899
Intangible assets, net	28,241	23,778
Goodwill	8,414	8,178
Long-term investments	3,286	3,872
Deferred taxes	28,865	26,690
Other non-current assets	968	1,016
Total assets	$489,707	$476,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,403	$6,757
Accrued liabilities	42,850	44,825
Total current liabilities	50,253	51,582
Deferred rent	7,345	6,199
Other non-current liabilities	17,188	18,478
Total liabilities	74,786	76,259
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	34	33
Additional paid-in capital	404,299	396,810
Accumulated other comprehensive income	2,637	1,569
Retained earnings	7,951	1,996
Total stockholders’ equity	414,921	400,408
Total liabilities and stockholders’ equity	$489,707	$476,667
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$102,701	$73,213
Cost of revenue	36,144	25,504
Gross profit	66,557	47,709
Operating expenses:
Research and development	8,013	7,034
Sales, general and administrative	54,499	42,721
Total operating expenses	62,512	49,755
Income (loss) from operations	4,045	(2,046)
Interest income, net	749	644
Other expense, net	(290)	(349)
Income (loss) before income taxes and equity in losses of unconsolidated investees	4,504	(1,751)
(Benefit from) provision for income taxes	(1,938)	1,355
Income (loss) before equity in losses of unconsolidated investees	6,442	(3,106)
Equity in losses of unconsolidated investees	(951)	—
Net income (loss)	5,491	(3,106)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	1,386	692
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(318)	70
Total other comprehensive income, net of tax	1,068	762
Comprehensive income (loss)	$6,559	$(2,344)
Net income (loss)	$5,491	$(3,106)
Net income (loss) per share:
Basic	$0.16	$(0.10)
Diluted	$0.15	$(0.10)
Weighted average shares used to compute net income (loss) per share:
Basic	33,846,142	31,611,841
Diluted	35,917,051	31,611,841
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,491	$(3,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,399	654
Amortization of premium on marketable investments	32	299
Stock-based compensation	4,154	4,012
Loss on non-marketable equity investments	951	—
Inventory write-downs	300	256
Deferred taxes	(2,209)	(1)
Change in fair value of contingent consideration	442	—
Other	357	114
Changes in operating assets and liabilities:
Accounts receivable	(6,109)	(1,880)
Inventories	208	(6,057)
Prepaid expenses and other current and non-current assets	2,986	2,248
Accounts payable	622	889
Accrued expenses and other non-current liabilities	2,084	4,766
Net cash provided by operating activities	10,708	2,194
CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions towards non-marketable investments	(352)	—
Purchase of marketable investments	(42,552)	(44,777)
Proceeds from sales of marketable investments	—	22,975
Proceeds from maturities of marketable investments	43,540	15,020
Purchases of property and equipment	(2,823)	(3,194)
Net cash used in investing activities	(2,187)	(9,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	—	106,563
Proceeds from exercises of stock options	1,328	1,050
Payment of employee taxes related to vested restricted stock	(3,530)	(2,089)
Payment of acquisition-related obligations	(4,323)	—
Other	(219)	—
Net cash (used in) provided by financing activities	(6,744)	105,524
Effect of foreign exchange rate changes on cash and cash equivalents	391	109
Net Increase in Cash and Cash Equivalents and Restricted Cash	2,168	97,851
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	50,637	13,236
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$52,805	$111,087
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued as consideration in connection with a buyout agreement (Notes 6, 8 and 9)	$5,256	$—
Purchase of property and equipment funded through accounts payable and accrued liabilities	$427	$339
Issuance cost not yet paid	$—	$295
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$52,805	$109,383
Restricted cash	$—	$1,704
Total cash and cash equivalent and restricted cash - End of period	$52,805	$111,087
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business
Penumbra, Inc. (the “Company”) is a global healthcare company focused on innovative therapies. The Company designs, develops, manufactures and markets medical devices and has a broad portfolio of products that addresses challenging medical conditions and significant clinical needs.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017, and the cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the three months ended March 31, 2017 to conform to the presentation for the three months ended March 31, 2018, including the retrospective application of the Accounting Standards Update (“ASU”) 2016-18 as discussed further below.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than changes to the Company’s revenue policy described below in connection with the adoption of the guidance under the Accounting Standards Codification (“ASC”) 606.
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
Revenue Recognition
Revenue is comprised of product revenue net of returns, discounts, administration fees and sales rebates. The Company adopted the guidance under ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Therefore, the comparative prior year information has not been adjusted and continues to be reported under ASC 605 with the impact of the adoption reflected in opening retained earnings. Under ASC 606, the Company recognizes revenue when control of the promised goods or services is transferred to our customers, in an amount that

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from product sales continue to be recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. However, with respect to products that the Company consigns to hospitals, which primarily consist of coils, the Company recognizes revenue at the time hospitals utilize products in a procedure.
Deferred revenue represents amounts that the Company has already invoiced its customers and that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As of March 31, 2018 and December 31, 2017, respectively, the Company's deferred revenue balance was not material.
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as return provision, product returns, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
The Company’s terms and conditions permit product returns and exchanges. The Company bases its estimates for sales returns on actual historical returns over the prior three years and they are recorded as reductions in revenue at the time of sale. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future product returns.
For more information and disclosures on the Company’s revenue, refer to Note “13. Revenues.”
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
Recent Accounting Guidance
Recently Adopted Accounting Standards
In the first quarter of 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its associated amendments. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five step method outlined in the ASU to all revenue streams and elected to utilize the modified retrospective implementation method. The additional disclosures required by the ASU have been included in Note “13. Revenues.”
In the first quarter of 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force. Under the standard, restricted cash and restricted cash equivalent amounts are presented within cash and cash equivalents when reconciling the total beginning and ending amounts shown on the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The impact of the adoption of ASU No. 2016-18 resulted in a decrease in investing activities and an increase in the ending cash and cash equivalents of $1.7 million in the statement of cash flows for the three months ended March 31, 2017.
In the first quarter of 2018, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation - Scope of Modification Accounting. The standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The guidance was adopted on a prospective basis in the first quarter of 2018 and did not have any impact upon adoption.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In the first quarter of 2018, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company elected to early adopt this standard on a prospective basis in the first quarter of 2018 and reclassify the stranded tax effects resulting from the Tax Reform Act from accumulated other comprehensive income to retained earnings. There were no additional income tax effects resulting from the Tax Reform Act reclassified from accumulated comprehensive income to retained earnings. The adoption did not have a material impact on the Company’s financial position.
In the first quarter of 2018, the Company adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which included amendments to expand income tax accounting and disclosure guidance pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Reform Act. Refer to Note “11. Income Taxes” for more information and disclosures related to this amended guidance.

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and must be applied using a modified retrospective approach. Early adoption is permitted. While the Company is continuing to assess all potential impacts of the standard, it expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$17,904	$—	$(11)	$17,893
U.S. treasury	6,402	—	(44)	6,358
U.S. agency and government sponsored securities	6,214	—	(34)	6,180
U.S. states and municipalities	13,487	—	(29)	13,458
Corporate bonds	119,350	23	(626)	118,747
Total	$163,357	$23	$(744)	$162,636

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$19,941	$—	$(8)	$19,933
U.S. treasury	6,402	—	(28)	6,374
U.S. agency and government sponsored securities	4,787	—	(18)	4,769
U.S. states and municipalities	12,510	—	(23)	12,487
Corporate bonds	120,648	23	(280)	120,391
Total	$164,288	$23	$(357)	$163,954
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or more than twelve months as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$17,893	$(11)	$—	$—	$17,893	$(11)
U.S. treasury	6,358	(44)	—	—	6,358	(44)
U.S. agency and government sponsored securities	4,187	(27)	1,993	(7)	6,180	(34)
U.S. states and municipalities	10,456	(29)	—	—	10,456	(29)
Corporate bonds	92,341	(478)	9,397	(148)	101,738	(626)
Total	$131,235	$(589)	$11,390	$(155)	$142,625	$(744)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$19,933	$(8)	$—	$—	$19,933	$(8)
U.S. treasury	6,374	(28)	—	—	6,374	(28)
U.S. agency and government sponsored securities	2,778	(9)	1,991	(9)	4,769	(18)
U.S. states and municipalities	10,092	(23)	—	—	10,092	(23)
Corporate bonds	93,284	(188)	10,201	(92)	103,485	(280)
Total	$132,461	$(256)	$12,192	$(101)	$144,653	$(357)
The contractual maturities of the Company’s marketable investments as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
	Fair Value	Fair Value
Due in less than one year	$141,262	$104,272
Due in one to five years	21,374	59,682
Total	$162,636	$163,954

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

 Non-Marketable Equity Investments
During the second quarter of 2017, the Company and Sixense Enterprises, Inc. formed a privately-held company, MVI Health Inc. (“MVI”), with each party holding 50% of the issued and outstanding equity of MVI. Pursuant to agreements between the parties at the time of MVI’s formation, the Company will be obligated to perform certain services or make additional cash contributions to MVI for no additional equity interest. These services include, but are not limited to, information technology, accounting, other administrative services and research and development. The Company’s contributions are presented as a component of “Contributions towards non-marketable investments” in the statement of cash flows.
The Company accounted for its investment under the equity method and is not required to consolidate MVI under the voting model. As of March 31, 2018, the Company determined that MVI was not a variable interest entity (“VIE”). The Company will reassess in subsequent periods whether MVI becomes a VIE due to changes in facts and circumstances, including changes to the sufficiency of the equity investment at risk, management and governance structure or capital structure.
As of March 31, 2018 and December 31, 2017, the carrying value of the non-marketable equity investment was approximately $3.3 million and $3.9 million, respectively, representing the Company’s contributions to MVI offset by the Company’s share of equity method investee losses. The non-marketable equity method investment is presented in long-term investments on the condensed consolidated balance sheet. During the three months ended March 31, 2018, MVI had no revenue and recorded a net loss of $1.9 million. The Company reflected its 50% share of investee losses for the three months ended March 31, 2018, of $1.0 million, in equity in losses of unconsolidated investees in the condensed consolidated statements of operations and comprehensive income (loss). The Company held no non-marketable equity investments as of March 31, 2017.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy (in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$11,138	$—	$11,138
Money market funds	1,915	—	—	1,915
Marketable investments:
Commercial paper	—	17,893	—	17,893
U.S. treasury	6,358	—	—	6,358
U.S. agency and government sponsored securities	—	6,180	—	6,180
U.S. states and municipalities	—	13,458	—	13,458
Corporate bonds	—	118,747	—	118,747
Total	$8,273	$167,416	$—	$175,689
Financial Liabilities:
Contingent consideration obligations(1)	$—	—	14,157	14,157
Total	$—	$—	$14,157	$14,157

	As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,185	$—	$9,185
Money market funds	2,264	—	—	2,264
Marketable investments:
Commercial paper	—	19,933	—	19,933
U.S. treasury	6,374	—	—	6,374
U.S. agency and government sponsored securities	—	4,769	—	4,769
U.S. states and municipalities	—	12,487	—	12,487
Corporate bonds	—	120,391	—	120,391
Total	$8,638	$166,765	$—	$175,403
Financial Liabilities:
Contingent consideration obligations(1)	—	—	17,392	17,392
Total	$—	$—	$17,392	$17,392

(1) More information on the contingent consideration obligations and the changes in fair value are presented below.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in fair value of the contingent consideration obligation for the three months ended March 31, 2018 (in thousands):

	Fair Value of Contingent Consideration
	Crossmed	Technology Licensing Agreement	Total
Balance at December 31, 2017	$4,675	$12,717	$17,392
Payments of contingent consideration liabilities	(3,017)	—	(3,017)
Changes in fair value	442	(793)	(351)
Foreign currency remeasurement	133	—	133
Balance at March 31, 2018	$2,233	$11,924	$14,157
As of March 31, 2018, the Company’s contingent consideration liabilities are classified as Level 3 measurements for which fair value is derived from significant unobservable inputs, such as projected revenue and estimates in the timing and likelihood of achieving revenue-based milestones.
During the three months ended March 31, 2018, the fair value of the contingent consideration obligations related to the acquisition of Crossmed S.p.A. (“Crossmed”) increased by $0.4 million, which was recorded in sales, general and administrative expense in the condensed consolidated statements of operations and comprehensive income. During the three months ended March 31, 2018, the fair value of the contingent consideration obligations related to the exclusive technology license agreement decreased by $0.8 million which resulted in a reduction in the related indefinite-lived intangible asset and the liability for the contingent consideration in the condensed consolidated balance sheets. For more information with respect to the nature and fair value of the Company’s contingent consideration obligations, refer to Note “5. Business Combination” and Note “6. Intangible Assets,” respectively.
During the three months ended March 31, 2018 and 2017, the Company did not record impairment charges related to its marketable investments and the Company did not hold any Level 3 marketable investments as of March 31, 2018 or December 31, 2017.
During the three months ended March 31, 2018 and 2017, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2018 or December 31, 2017.
4. Balance Sheet Components

Inventories
The following table shows the components of inventories as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$13,537	$13,529
Work in process	8,863	6,073
Finished goods	72,216	75,299
Inventories	$94,616	$94,901

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Liabilities
The following table shows the components of accrued liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Payroll and employee-related cost	$25,642	$22,001
Sales return reserve	3,059	3,035
Preclinical and clinical trial cost	1,879	1,514
Royalty	744	1,115
Product warranty	1,201	1,088
Acquisition-related liabilities[1]	1,551	4,752
Other accrued liabilities	8,774	11,320
Total accrued liabilities	$42,850	$44,825

1 Acquisition-related liabilities consists of contingent consideration related to the cash milestone payments and working capital adjustment liabilities for the acquisition of Crossmed. Refer to Note “5. Business Combination” for more information.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Balance at the beginning of the period	$1,088	$1,254
Accruals of warranties issued	232	471
Settlements of warranty claims	(119)	(637)
Balance at the end of the period	$1,201	$1,088
Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Deferred tax liabilities	$3,371	$3,299
Licensing-related cost[1]	11,924	12,717
Other non-current liabilities	1,893	2,462
Total other non-current liabilities	$17,188	$18,478

1 Amount relates to the liability recorded for probable future milestone payments to be made under the licensing agreement described in Note “6. Intangible Assets,” refer therein for more information.
5. Business Combination
On July 3, 2017 (the “Closing Date”), the Company completed the acquisition of Crossmed, a joint stock company organized under the laws of Italy. Crossmed is engaged in the business of distributing medical supplies and equipment in Italy, San Marino, the Vatican, and Switzerland. Crossmed was the Company’s exclusive distributor in Italy, San Marino and the Vatican and the acquisition provides the Company with a direct relationship with its customers in these regions. As of the Closing Date, Crossmed became a wholly-owned subsidiary of the Company and was integrated into the Company’s core business. The acquisition of Crossmed did not result in any changes to the Company’s operating or reportable segment structure and the Company continues to operate as one operating segment.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Closing Date fair value of the consideration transferred, reflecting the measurement period adjustments recorded in the fourth quarter of 2017 (in thousands):

Cash, net of working capital and financial debt adjustments	$11,088
Fair value of contingent consideration for milestone payments	4,343
Contract purchase price	$15,431
Consideration for settlement of pre-existing receivable due from Crossmed to Penumbra	3,273
Total value of consideration transferred	$18,704
On the Closing Date, the Company paid the sellers of Crossmed an initial payment of €8.2 million, or approximately $9.4 million, subject to post-closing adjustments for working capital and financial debt. The Company is also obligated to pay additional consideration in the form of milestone payments based on Crossmed’s net revenue, and may be required to pay additional consideration based on incremental net revenue, for the year ended December 31, 2017, and each of the years ending December 31, 2018 and 2019. There is no limit on the milestone payments that can be paid out. During the three months ended March 31, 2018, the Company made $4.3 million in cash payments to the Sellers, of which $3.0 million related to the achievement of the 2017 milestones and the remainder related to working capital and financial debt adjustments. These payments have been presented as a component of financing activities in the consolidated statement of cash flows due to the nature and timing of the payments.
As of March 31, 2018, the fair value of the current and non-current portion of the related liabilities for the future cash milestone payments recorded on the condensed consolidated balance sheet was $1.0 million and $1.2 million, respectively. The contingent consideration is classified as a Level 3 measurement for which fair value is derived from inputs that are unobservable and significant to the overall fair value measurement, including forecasted revenues during the earn-out period and revenue and asset volatilities. The fair value of the contingent consideration liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. During the three months ended March 31, 2018, the Company recorded $0.4 million of expense in sales, general and administrative expense related to a change in fair value of the contingent consideration as a result of updates to forecasts used in the fair value model based on actual results and changes in estimates.
The allocation of the purchase price is preliminary and subject to change within the measurement period (generally one year from the Closing Date), primarily related to the finalization of taxes and working capital. The following table presents the preliminary allocation of the purchase price for Crossmed, reflecting the measurement period adjustments recorded in 2017 (in thousands):

	Acquisition-Date Fair Value	Estimated Useful Life of Finite-Lived Intangible Assets
Tangible assets acquired and (liabilities) assumed:
Accounts receivable	$4,406
Inventories	1,343
Other current and non-current assets	1,596
Property and equipment, net	829
Accounts payable	(740)
Accrued liabilities and obligations for short-term debt and credit facilities	(1,868)
Deferred tax liabilities	(2,472)
Other non-current liabilities	(797)
Intangible assets acquired:
Customer relationships	$6,790	15 years
Other	1,750	5 years
Goodwill	7,867
Total purchase price	$18,704
Acquired intangible assets are classified as Level 3 measurements for which fair value is derived from valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company used the income approach, specifically the discounted cash flow method and the incremental cash flow approach, to derive the fair value of the customer

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

relationships and other intangible assets. Customer relationships are direct relationships with physicians and hospitals performing procedures with the distributed products. Other intangibles consist of non-Penumbra supplier relationships and sub-distributor relationships with third parties used to sell products, both as of the Closing Date. The intangible assets are amortized on a straight-line basis over their assigned estimated useful lives. The amortization of the acquired intangible assets are not deductible for tax purposes. As a result, a $2.5 million deferred tax liability was recorded as of the Closing Date.
The goodwill arising from the Crossmed acquisition is primarily attributed to expected synergies from future growth and assembled workforce. Goodwill will not be deductible for tax purposes.
6. Intangible Assets
Acquired Intangible Assets
The following table presents details of the Company’s acquired finite-lived and indefinite-lived intangible assets, as of March 31, 2018 and December 31, 2017 (in thousands, except weighted-average amortization period):

As of March 31, 2018	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$7,348	$(368)	$6,980
Trade secrets and processes	20.0 years	5,257	(31)	5,226
Other	5.0 years	1,895	(284)	1,611
Total intangible assets subject to amortization	15.7 years	$14,500	$(683)	$13,817
Intangible assets related to licensed technology		14,424	—	14,424
Total intangible assets		$28,924	$(683)	$28,241

As of December 31, 2017	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$7,141	$(238)	$6,903
Other	5.0 years	1,841	(183)	1,658
Total intangible assets subject to amortization	13.1 years	$8,982	$(421)	$8,561
Intangible assets related to licensed technology		15,217	—	15,217
Total intangible assets		$24,199	$(421)	$23,778
The customer relationships and other intangible assets subject to amortization relate to the acquisition of Crossmed during the third quarter of 2017. The gross carrying amount and accumulated amortization of these intangible assets are subject to foreign currency translation effects. During the three months ended March 31, 2018, the Company recorded amortization expense of $0.2 million in sales, general and administrative expense related to these finite-lived intangible assets. Refer to Note “5. Business Combination” for more information. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement during the first quarter of 2018, which is discussed further in Note “8. Commitments and Contingencies” and Note “9. Stockholders’ Equity.”
Licensed technology
During the third quarter of 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments on sales of products covered by the licensed intellectual property. The Company recorded an intangible asset equal to the total payments made and expected to be made under the License Agreement and a corresponding contingent consideration liability for the future milestone payments not yet paid. The licensed technology is accounted for as an indefinite-lived intangible asset. Once regulatory approval is received to market and commercialize products utilizing the underlying technology, the Company will begin amortizing the intangible asset.
The fair value of the contingent consideration liability is evaluated at the end of each reporting period. Prior to the commercialization of products utilizing the underlying technology, any changes in fair value of the contingent consideration liability are recorded as an adjustment between the liability balance and the gross carrying amount of the indefinite-lived intangible asset. The contingent consideration is classified as a Level 3 measurement for which fair value is derived based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of such milestone payments is

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

estimated using key assumptions which include projected revenue and estimates in the timing of when the revenue-based milestones are earned.
During the three months ended March 31, 2018, the Company recorded a $0.8 million reduction in gross carrying amount of the related indefinite-lived intangible asset related to a change in fair value of the contingent consideration. The fair value of the contingent consideration decreased as a result of changes in the underlying forecasts used to estimate the future milestone payments. As of March 31, 2018, the balance of the contingent consideration liability related to probable future milestone payments under the Licensing Agreement was $11.9 million and is included in other non-current liabilities on the condensed consolidated balance sheet. As of March 31, 2018, the gross carrying amount of the indefinite-lived intangible asset was $14.4 million. Refer to Note “3. Investments and Fair Value of Financial Instruments” for more information. During the three months ended March 31, 2018, the Company noted no events or circumstances that indicate the carrying value of the licensed technology may no longer be recoverable and that an impairment loss may have occurred.
7. Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2018 (in thousands):

Total Company
Balance as of December 31, 2017	$8,178
Foreign currency translation	236
Balance as of March 31, 2018	$8,414
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, on October 31st, or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the three months ended March 31, 2018, no impairment charges related to goodwill has been identified.
8. Commitments and Contingencies
Lease Commitments
The Company leases its offices primarily under non–cancelable operating leases that expire at various dates through 2031, subject to its option to renew certain leases for an additional 5 to 15 years. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2018 and March 31, 2017 was $1.4 million and $1.4 million, respectively. In addition, the Company’s lease commitments also require it to make additional payments during the lease term for taxes, insurance and other operating expenses. The Company leases other equipment and vehicles primarily under non–cancelable operating leases that expire at various dates through 2021.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both March 31, 2018 and December 31, 2017, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of 15 years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In November 2013, the Company entered into an agreement that required the Company to pay, on a quarterly basis, a 3% royalty on the first $5.0 million in sales and a 1% royalty on sales thereafter of products covered under applicable patents. The agreement was terminated effective January 1, 2018.
In April 2015, the Company entered into a royalty agreement that required the Company to pay a 2% royalty on sales of certain products covered by the agreement, on a quarterly basis, in exchange for certain trade secrets and processes which were used to develop such covered products. The Company began the first commercial sale of the covered products in July 2015. In the first quarter of 2018, the Company entered into a buyout of this agreement (the “Buyout Agreement”) in which future royalty payments were canceled in exchange for shares of the Company’s common stock with a fair value of $5.3 million. The Company recorded an intangible asset equal to the $5.3 million buyout amount which will be amortized into cost of sales over the period in which the Company receives future economic benefit. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over its estimated useful life. For more information refer to and Note “6. Intangible Assets” and Note “9. Stockholders’ Equity.”
Royalty expense included in cost of revenue for the three months ended March 31, 2018 and 2017, was $0.7 million and $0.8 million, respectively.
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
In the first quarter of 2018, the Company granted and issued 53,256 restricted stock units with a fair value of $5.3 million in connection with the Buyout Agreement, as discussed in Note “6. Intangible Assets” and Note “8. Commitments and Contingencies.” The Company recorded the $5.3 million fair value of the shares issued to additional-paid in capital on the

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

condensed consolidated balance sheet upon the issuance of the awards, with the associated expense being amortized into cost of sales over the period in which the Company receives future economic benefit from the buyout.
Equity Incentive Plans
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively the “Plans”) during the three months ended March 31, 2018 is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2017	2,107,104	$17.58
Exercised	(117,039)	11.32
Canceled/Forfeited	(633)	18.80
Balance at March 31, 2018	1,989,432	17.95

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock and restricted stock units under the Plans during the three months ended March 31, 2018 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2017	742,405	$38.86
Granted	81,436	100.84
Vested	(168,772)	48.12
Canceled/Forfeited	(1,000)	84.65
Unvested at March 31, 2018	654,069	44.11
As of March 31, 2018, 641,209 restricted stock and restricted stock units are expected to vest.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$219	$309
Research and development	368	253
Sales, general and administrative	3,567	3,450
Total	$4,154	$4,012
As of March 31, 2018, total unrecognized compensation cost was $27.6 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.3 years.
The total stock-based compensation cost capitalized in inventory was $0.3 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

from accumulated other comprehensive income (loss) into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive income (loss).
The following table summarizes the changes in the accumulated balances during the three months ended March 31, 2018 and March 31, 2017, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(235)	$1,804	$1,569	$(105)	$(4,583)	$(4,688)
Other comprehensive income before reclassifications:
Unrealized (losses) gain— marketable investments	(386)	—	(386)	101	—	101
Foreign currency translation gains	—	1,608	1,608	—	692	692
Income tax effect — benefit (expense)	68	(222)	(154)	—	—	—
Net of tax	(318)	1,386	1,068	101	692	793
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized gains — marketable investments	—	—	—	(31)	—	(31)
Income tax effect — expense	—	—	—	—	—	—
Net of tax	—	—	—	(31)	—	(31)
Net current-year other comprehensive income (loss)	(318)	1,386	1,068	70	692	762
Balance at end of the period	$(553)	$3,190	$2,637	$(35)	$(3,891)	$(3,926)
11. Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgment and estimates are required in determining the consolidated income tax expense.
During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Jurisdictions with tax assets for which the Company believes a tax benefit cannot be realized are excluded from the computation of its annual effective tax rate. The Company’s effective tax rate changed to (43.0)% for the three months ended March 31, 2018, compared to (77.4)% for the three months ended March 31, 2017. The change in rate was primarily attributable to the partial valuation allowance recorded against its domestic deferred tax assets generated in the three months ended March 31, 2017.
On December 22, 2017, the Tax Reform Act was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Reform Act. SAB 118 provides a measurement period, that should not extend beyond one year from the Tax Reform Act enactment date, for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements.
In the three months ended March 31, 2018, the Company recorded a provisional tax charge for the deemed repatriation tax on the undistributed earnings of its foreign subsidiaries. The Company also made sufficient progress on its global intangible low-taxed income tax analysis to reasonably estimate the effects, and therefore reflected provisional amounts in the Company’s financial statements for the three months ended March 31, 2018. Recording estimates of the tax impact of the deemed

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

repatriation and the global intangible tow taxed income did not have a material effect on the Company’s financial statements. The final impact of the Tax Reform Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, and additional guidance that may be issued.
With the adoption of ASU 2016-09, additional deferred tax assets (“DTAs”) of NOL and credits carryforwards were created. With any DTAs, an assessment is necessary to determine if sufficient taxable income will be generated to realize the DTAs and, if not, a substantial valuation allowance to reduce the DTAs may be required. The Company assessed its ability to realize the benefits of its domestic DTAs by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) the length of net operating loss (“NOL”) carryforward periods, and (5) the ability to carry back losses to prior years.
The Company considered its projections of future taxable income in conjunction with relevant provisions of the Tax Reform Act, and concluded that sufficient future taxable income will be generated to realize the benefits of its federal DTAs prior to expiration other than its federal research and development tax credit DTAs. The Company’s federal research and development tax credit DTAs, which have a 20 year carryforward period, are expected to expire prior to utilization based on future projected taxable income. As a result, the Company maintains a valuation allowance against its federal research and development tax credit DTAs as of March 31, 2018.
Consistent with prior periods, the Company maintained a full valuation allowance against its California DTAs as of March 31, 2018.
12. Net Income (Loss) per Share
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted income (loss) per share for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) — basic and diluted	$5,491	$(3,106)
Denominator:
Weighted average shares used to compute net income (loss):
Basic	33,846,142	31,611,841
Effect of dilutive securities from stock-based benefit plans, as calculated using treasury stock method	2,070,909	—
Diluted	35,917,051	31,611,841
Net income (loss) per share from:
Basic	$0.16	$(0.10)
Diluted	$0.15	$(0.10)
Outstanding stock-based awards of 23.9 thousand and 3.5 million shares for the three months ended March 31, 2018 and 2017, respectively, were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Revenues
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
The Company adopted the guidance under ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Therefore, the comparative prior year information has not been adjusted and continues to be reported under ASC 605 with the impact of the adoption reflected in opening retained earnings. As a result of adoption, the cumulative impact to our retained earnings at January 1, 2018 was $0.3 million.
The adoption of ASC 606 represents a change in accounting principle that more closely aligns the timing of revenue recognition with the point in time that a performance obligation is satisfied. The Company’s performance obligations are satisfied at a point in time. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue from prior periods, however additional disclosures have been added in accordance with the guidance.
As required by ASC 606, the impact of adoption of the new revenue standard on the Company's condensed consolidated statements of operations and comprehensive income and condensed consolidated balance sheets was as follows (in thousands):

	As of March 31, 2018
			Adjusted Balance
	As Reported	Adjustments	Without 606 Adoption
Consolidated Balance Sheet Data:
Assets
Accounts receivable, net of doubtful accounts	65,107	(780)	64,327
Inventories	94,616	275	94,891
Deferred taxes	28,865	128	28,993
Equity
Retained Earnings	7,951	(377)	7,574

	Three Months Ended March 31, 2018
			Adjusted Balance
	As Reported	Adjustments	Without 606 Adoption
Consolidated Income Statement Data:
Revenue	102,701	(122)	102,579
Cost of revenue	36,144	(58)	36,086
Income (loss) from operations	4,045	(64)	3,981
Income (loss) before income taxes and equity in losses of unconsolidated investees	4,504	(64)	4,440
(Benefit from) provision for income taxes	(1,938)	28	(1,910)
Net income (loss)	5,491	(36)	5,455
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$65,801	$48,487
Japan	10,682	7,642
Other International	26,218	17,084
Total	$102,701	$73,213
The Company’s revenues disaggregated by product category, for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Neuro	$71,433	$50,249
Peripheral Vascular	31,268	22,964
Total	$102,701	$73,213
Performance Obligations
Delivery of Penumbra products - Penumbra’s contracts with customers typically contain a single performance obligation, delivery of Penumbra products. Satisfaction of that performance obligation occurs when control of the promised goods transfers to the customer, which is generally upon shipment for non-consignment sale agreements and upon utilization for consignment sale agreements.
Payment terms - Our payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of the period ended March 31, 2018.
Product returns - The Company may allow customers to return products purchased at the Company’s discretion. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates products return liabilities using its own historic sales information, trends, industry data, and other relevant data points.
Warranties - Penumbra offers its standard warranty to all customers and it is not available for sale on a standalone basis. Penumbra’s standard warranty represents its guarantee that its products function as intended, are free from defects, and comply with agreed-upon specifications and quality standards. This assurance does not constitute a service and is not a separate performance obligation.
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as return provision, product returns, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Penumbra (“we,” “our,” “us,” “Penumbra,” and the “Company”) is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market medical devices and have a broad portfolio of products that addresses challenging medical conditions and significant clinical needs across two major markets.
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
To address the challenging and significant clinical needs of our two key markets, we developed products that fall into the following broad product offering families:
Our neuro products fall into four broad product families:

•
Neuro thrombectomy - the Penumbra System, consisting of reperfusion catheters and separators, aspiration tubing and aspiration pump, and the 3D revascularization device designed for mechanical thrombectomy

•	Neuro embolization - Penumbra Coil 400, Penumbra SMART COIL and PX SLIM

•	Neuro access - delivery catheters, consisting of Neuron, Neuron MAX, Select, BENCHMARK and DDC

•	Neurosurgical - the Artemis Neuro Evacuation Device
Our peripheral products fall into two broad product families:

•	Peripheral thrombectomy - the Indigo System, consisting of aspiration catheters, separators, aspiration pump and accessories

•	Peripheral embolization - the Ruby Coil System, POD System, POD Packing Coil, and the Penumbra LANTERN Delivery Microcatheter
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the three months ended March 31, 2018 and 2017, 35.9% and 33.8% of our revenue, respectively, was generated from customers located outside of the United States.

Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $102.7 million and $73.2 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $29.5 million. We generated operating income of $4.0 million for the three months ended March 31, 2018 and an operating loss of $2.0 million for the three months ended March 31, 2017.
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

In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs due to obsolescence; costs, benefits and timing of new product introductions; acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We have experienced quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2018		2017
	(in thousands, except for percentages)
Revenue	$102,701	100.0%	$73,213	100.0%
Cost of revenue	36,144	35.2	25,504	34.8
Gross profit	66,557	64.8	47,709	65.2
Operating expenses:
Research and development	8,013	7.8	7,034	9.6
Sales, general and administrative	54,499	53.1	42,721	58.4
Total operating expenses	62,512	60.9	49,755	68.0
Income (loss) from operations	4,045	3.9	(2,046)	(2.8)
Interest income, net	749	0.7	644	0.9
Other expense, net	(290)	(0.3)	(349)	(0.5)
Income (loss) before income taxes and equity in losses of unconsolidated investees	4,504	4.4	(1,751)	(2.4)
(Benefit from) provision for income taxes	(1,938)	(1.9)	1,355	1.9
Income before equity in losses of unconsolidated investees	6,442	6.3	(3,106)	(4.2)
Equity in losses of unconsolidated investees	(951)	(0.9)	—	—
Net income (loss)	$5,491	5.3%	$(3,106)	(4.2)%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenue

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Neuro	$71,433	$50,249	$21,184	42.2%
Peripheral Vascular	31,268	22,964	8,304	36.2%
Total	$102,701	$73,213	$29,488	40.3%
Revenue increased $29.5 million, or 40.3%, to $102.7 million in the three months ended March 31, 2018, from $73.2 million in the three months ended March 31, 2017. Our revenue growth resulted from further market penetration of our existing products and sales of new products. Sales within our neuro and peripheral vascular businesses accounted for approximately 70% and 30% of the revenue increase, respectively, in the three months ended March 31, 2018.
Revenue from our neuro products increased $21.2 million, or 42.2%, to $71.4 million in the three months ended March 31, 2018, from $50.2 million in the three months ended March 31, 2017. This was primarily attributable to increased sales of our Penumbra System and neuro access products, which accounted for approximately 75% and slightly more than 10% of the neuro revenue increase, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Further, there was greater demand for our neuro access products, which can fluctuate from period to period due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $8.3 million, or 36.2%, to $31.3 million in the three months ended March 31, 2018, from $23.0 million in the three months ended March 31, 2017. This was primarily attributable to increased sales of our Indigo System products which accounted for approximately half of the peripheral vascular revenue increase in the three months ended March 31, 2018. This increase was driven by further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Three Months Ended March 31,				Change
	2018		2017		$	%
	(in thousands, except for percentages)
United States	$65,801	64.1%	$48,487	66.2%	$17,314	35.7%
Japan	10,682	10.4%	7,642	10.5%	3,040	39.8%
Other International	26,218	25.5%	17,084	23.3%	9,134	53.5%
Total	$102,701	100.0%	$73,213	100.0%	$29,488	40.3%
Revenue from sales in international markets increased $12.2 million, or 49.2%, to $36.9 million in the three months ended March 31, 2018, from $24.7 million in the three months ended March 31, 2017. Revenue from international sales represented 35.9% and 33.8% of our total revenue for the three months ended March 31, 2018 and 2017, respectively.
Gross Margin

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Cost of revenue	$36,144	$25,504	$10,640	41.7%
Gross profit	$66,557	$47,709	$18,848	39.5%
Gross margin %	64.8%	65.2%

Gross margin remained relatively flat, decreasing by 0.4 percentage points to 64.8% in the three months ended March 31, 2018, from 65.2% in the three months ended March 31, 2017.
Research and Development (R&D)

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
R&D	$8,013	$7,034	$979	13.9%
R&D as a percentage of revenue	7.8%	9.6%
R&D expenses increased by $1.0 million, or 13.9%, to $8.0 million in the three months ended March 31, 2018, from $7.0 million in the three months ended March 31, 2017. The increase was primarily due to a $1.1 million increase in personnel-related expenses primarily due to an increase in headcount to support our growth. This was partially offset by a $0.2 million decrease in outside service costs.
Sales, General and Administrative (SG&A)

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
SG&A	$54,499	$42,721	$11,778	27.6%
SG&A as a percentage of revenue	53.1%	58.4%
SG&A expenses increased by $11.8 million, or 27.6%, to $54.5 million in the three months ended March 31, 2018, from $42.7 million in the three months ended March 31, 2017. The increase was primarily due to a $8.7 million increase in personnel-related expenses largely attributable to an increase in headcount to support our growth and a $1.1 million increase related to travel-related expenses. This was partially offset by a $0.3 million decrease in legal, accounting and other services.
(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(1,938)	$1,355	$(3,293)	(243.0)%
Effective tax rate	(43.0)%	(77.4)%
Our provision for our income taxes changed by $3.3 million, to a $1.9 million tax benefit in the three months ended March 31, 2018, from $1.4 million of tax expense in the three months ended March 31, 2017. Our effective tax rate changed to (43.0)% for the three months ended March 31, 2018, compared to (77.4)% for the three months ended March 31, 2017. The change in rate was primarily attributable to the partial valuation allowance recorded against our domestic DTAs generated in the three months ended March 31, 2017.
Liquidity and Capital Resources
As of March 31, 2018, we had $337.7 million in working capital, which included $52.8 million in cash and cash equivalents and $162.6 million in marketable investments. As of March 31, 2018, we held approximately 36.4% of our cash and cash equivalents in foreign entities.
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
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. We believe our sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, including our research and development, capital expenditures and contingent consideration. We may also lease or purchase additional facilities to facilitate our growth. We expect to continue to make investments as we launch new products, expand our manufacturing operations and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders and could require us to agree to covenants that limit our operating flexibility.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$52,805	$50,637
Marketable investments	162,636	163,954
Accounts receivable, net	65,107	58,007
Accounts payable	7,403	6,757
Accrued liabilities	42,850	44,825
Working capital(1)	337,685	330,652
__________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents at beginning of period	$50,637	$13,236
Net cash provided by operating activities	10,708	2,194
Net cash used in investing activities	(2,187)	(9,976)
Net cash (used in) provided by financing activities	(6,744)	105,524
Cash and cash equivalents at end of period	52,805	111,087
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, amortization of premium on marketable investments, stock-based compensation expense, loss on non-marketable equity investments, provision for doubtful accounts, inventory write-offs and write-downs, changes in deferred tax balances and changes in the fair value of contingent consideration), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $10.7 million during the three months ended March 31, 2018 and consisted of net income of $5.5 million and non-cash items of $5.4 million, offset by net changes in operating assets and liabilities of $0.2 million. The change in operating assets and liabilities includes an increase in accounts receivable of $6.1 million, partially offset by a decrease in prepaid expenses and other current and non-current assets of $3.0 million, an increase in accrued expenses and other non-current liabilities of $2.1 million, an increase in accounts payable of $0.6 million as a result of the growth in our business activities and a decrease in inventories of $0.2 million.
Net cash provided by operating activities was $2.2 million during the three months ended March 31, 2017 and consisted of net loss of $3.1 million, offset by non-cash items of $5.3 million and a minimal net change in operating assets and liabilities. The change in operating assets and liabilities include the increase in inventories of $6.1 million to support our revenue growth and an increase in accounts receivable of $1.9 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $4.8 million, a decrease in prepaid expenses and other current and non-current assets of $2.2 million and an increase in accounts payable of $0.9 million.
Net Cash Used in Investing Activities

Net cash used in investing activities relates primarily to purchases of marketable investments, capital expenditures and contributions towards non-marketable investments, offset by proceeds from sales or maturities of marketable investments.
Net cash used in investing activities was $2.2 million during the three months ended March 31, 2018 and consisted of capital expenditures of $2.8 million and contributions towards non-marketable investments of $0.4 million, partially offset by proceeds from maturities of marketable investments, net of purchases, of $1.0 million.
Net cash used in investing activities was $10.0 million during the three months ended March 31, 2017 and consisted of purchases of marketable investments, net of sales and maturities, of $6.8 million and capital expenditures of $3.2 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in and provided by financing activities primarily relates to capital raising activities through equity or debt financing.
Financing activities in the three months ended March 31, 2018 used net cash of $6.7 million due to $4.3 million of payments made in the first quarter of 2018 in connection with our acquisition in 2017 and $3.5 million of payments of employee taxes related to vested restricted stock units and restricted stock. This was partially offset by proceeds from exercises of stock options of $1.3 million.
Financing activities in the three months ended March 31, 2017 provided net cash of $105.5 million due to proceeds from issuance of common stock net of issuance cost of $106.6 million and proceeds from exercises of stock options of $1.1 million, partially offset by payment of employee taxes related to vested restricted stock and restricted stock units of $2.1 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as of March 31, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of Accounting Standards Codification 606 during the three months ended March 31, 2018. The impact of adoption and its effects on our accounting policies and estimates are described in Note “2. Summary of Significant Accounting Policies” and Note “13. Revenues” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk. We had cash and cash equivalents of $52.8 million as of March 31, 2018, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $162.6 million, which consisted primarily of commercial paper, corporate bonds, non-U.S. government debt securities, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2018 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at March 31, 2018.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 27, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	26,752	90.35	—	—
February 1, 2018 - February 28, 2018	—	—	—	—
March 1, 20118 - March 31, 2018	—	—	—	—
Total	26,752	90.35	—	—

(1) During the three months ended March 31, 2018, the Company withheld 26,752 shares of restricted stock at an aggregate cost of approximately $2,417,043, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.
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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 8, 2018
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)