Form 10-Q/A
period 2018-03-31
Penumbra Inc
filed 2018-07-02
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANTORY NOTE
This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q of Penumbra, Inc. (the "Company") for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on May 8, 2018 (the "Original Filing").
This Amendment is being filed solely to include a portion of the text required in paragraph 4 of the Section 302 certifications that was inadvertently omitted from the exhibits in the Original Filing. This Amendment contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications. Because no financial statements are included with this Amendment, paragraph 3 of the Section 302 certifications has been omitted.
Except as described above, this Amendment does not alter or affect any other part or other information set forth in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Filing or modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
ITEM 6. EXHIBITS.
The following documents are filed as exhibits to this Amendment:

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.	10-Q	001-37557	101	5/8/2018
* Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: July 2, 2018
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)