Form 10-Q
period 2018-06-30
Penumbra Inc
filed 2018-08-07
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 24, 2018, the registrant had 34,379,354 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$59,705	$50,637
Marketable investments	147,185	163,954
Accounts receivable, net of doubtful accounts of $1,571 and $1,290 at June 30, 2018 and December 31, 2017, respectively	74,059	58,007
Inventories	97,556	94,901
Prepaid expenses and other current assets	13,994	14,735
Total current assets	392,499	382,234
Property and equipment, net	33,719	30,899
Intangible assets, net	27,344	23,778
Goodwill	7,977	8,178
Long-term investments (Note 3)	2,597	3,872
Deferred taxes	34,129	26,690
Other non-current assets	1,049	1,016
Total assets	$499,314	$476,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,432	$6,757
Accrued liabilities	42,255	44,825
Total current liabilities	49,687	51,582
Deferred rent	7,430	6,199
Other non-current liabilities	16,998	18,478
Total liabilities	74,115	76,259
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	34	33
Additional paid-in capital	404,493	396,810
Accumulated other comprehensive (loss) income	(661)	1,569
Retained earnings	21,333	1,996
Total stockholders’ equity	425,199	400,408
Total liabilities and stockholders’ equity	$499,314	$476,667
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$109,638	$80,589	$212,339	$153,802
Cost of revenue	37,386	29,660	73,530	55,164
Gross profit	72,252	50,929	138,809	98,638
Operating expenses:
Research and development	8,193	8,094	16,206	15,128
Sales, general and administrative	54,776	44,163	109,275	86,884
Total operating expenses	62,969	52,257	125,481	102,012
Income (loss) from operations	9,283	(1,328)	13,328	(3,374)
Interest income, net	720	624	1,469	1,268
Other expense, net	(340)	(214)	(630)	(563)
Income (loss) before income taxes and equity in losses of unconsolidated investee	9,663	(918)	14,167	(2,669)
(Benefit from) provision for income taxes	(4,948)	482	(6,886)	1,837
Income (loss) before equity in losses of unconsolidated investee	14,611	(1,400)	21,053	(4,506)
Equity in losses of unconsolidated investee	(1,230)	(158)	(2,181)	(158)
Net income (loss)	13,381	(1,558)	18,872	(4,664)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(3,400)	(766)	(2,014)	(74)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	102	(3)	(216)	67
Total other comprehensive loss, net of tax	(3,298)	(769)	(2,230)	(7)
Comprehensive income (loss)	$10,083	$(2,327)	$16,642	$(4,671)
Net income (loss)	$13,381	$(1,558)	$18,872	$(4,664)
Net income (loss) per share:
Basic	$0.39	$(0.05)	$0.56	$(0.14)
Diluted	$0.37	$(0.05)	$0.52	$(0.14)
Weighted average shares used to compute net income (loss) per share:
Basic	34,072,223	33,219,487	33,959,997	32,420,105
Diluted	36,116,254	33,219,487	36,030,304	32,420,105
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,872	$(4,664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,948	1,422
Amortization of premium on marketable investments	—	436
Stock-based compensation	9,139	8,605
Loss on non-marketable equity investments	2,181	158
Inventory write-downs	670	440
Deferred taxes	(7,514)	—
Change in fair value of contingent consideration	725	—
Other	388	209
Changes in operating assets and liabilities:
Accounts receivable	(16,297)	(4,551)
Inventories	(3,948)	(6,827)
Prepaid expenses and other current and non-current assets	1,405	2,903
Accounts payable	625	293
Accrued expenses and other non-current liabilities	1,638	4,420
Net cash provided by operating activities	10,832	2,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to non-marketable investments	(868)	(5,074)
Purchase of marketable investments	(61,495)	(90,384)
Proceeds from sales of marketable investments	236	28,167
Proceeds from maturities of marketable investments	77,869	35,669
Purchases of property and equipment	(5,105)	(5,364)
Deposit payments for acquisition	—	(454)
Net cash provided by (used in) investing activities	10,637	(37,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	—	106,265
Proceeds from exercises of stock options	3,171	2,625
Proceeds from issuance of stock under employee stock purchase plan	3,584	2,914
Payment of employee taxes related to vested restricted stock	(13,845)	(9,190)
Payment of acquisition-related obligations	(4,431)	—
Other	(415)	—
Net cash (used in) provided by financing activities	(11,936)	102,614
Effect of foreign exchange rate changes on cash and cash equivalents	(465)	(2,859)
Net Increase in Cash and Cash Equivalents and Restricted Cash	9,068	65,159
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	50,637	13,236
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$59,705	$78,395
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued as consideration in connection with a buyout agreement (Notes 6, 8 and 9)	$5,256	$—
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,126	$411
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$59,705	$76,576
Restricted cash	$—	$1,819
Total cash and cash equivalent and restricted cash - End of period	$59,705	$78,395
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and the cash flows for the six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the three and six months ended June 30, 2017 to conform to the presentation for the three and six months ended June 30, 2018, including the retrospective application of the Accounting Standards Update (“ASU”) 2016-18 as discussed further below.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than changes to the Company’s revenue policy described below in connection with the adoption of the guidance under the Accounting Standards Codification (“ASC”) 606.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, provisions for doubtful accounts, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of property and equipment, income taxes, contingent consideration and other contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
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
Deferred revenue represents amounts that the Company has already invoiced its customers and that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As of June 30, 2018 and December 31, 2017, respectively, the Company's deferred revenue balance was not material.
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
In the first quarter of 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force. Under the standard, restricted cash and restricted cash equivalent amounts are presented within cash and cash equivalents when reconciling the total beginning and ending amounts shown on the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The impact of the adoption of ASU No. 2016-18 resulted in an increase in the ending cash and cash equivalents of $1.8 million in the statement of cash flows for the six months ended June 30, 2017, with a corresponding $1.7 million change in cash used in investing activities and the remaining change impacted the effect of foreign exchange rates on cash and cash equivalents.
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

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. In July 2018, the FASB issued ASU No. 2018-10 and ASU No. 2018-11, which further clarifies the application of the guidance issued under ASU No. 2016-02 and provides updates to transition methods and practical expedients. ASU No. 2018-11 provides an optional transition method in addition to the existing transition method which allows entities, at the adoption date, to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and must be applied using a modified retrospective approach. Early adoption is permitted. While the Company is continuing to assess all potential impacts of the standard, it expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based payments granted to nonemployees for goods and services. Under the new guidance, payments to nonemployees would be more closely aligned with the requirements for share-based payments granted to employees. The standard is effective for fiscal years and interim periods beginning after December 15, 2018. As the Company adopted ASC 606 in the first quarter of 2018, the Company is permitted to early adopt this standard. The Company does not anticipate the adoption of this standard to have a material impact on its financial statements.
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$13,707	$—	$(2)	$13,705
U.S. treasury	6,401	—	(43)	6,358
U.S. agency and government sponsored securities	6,217	—	(35)	6,182
U.S. states and municipalities	11,465	—	(21)	11,444
Corporate bonds	109,985	31	(520)	109,496
Total	$147,775	$31	$(621)	$147,185

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$19,941	$—	$(8)	$19,933
U.S. treasury	6,402	—	(28)	6,374
U.S. agency and government sponsored securities	4,787	—	(18)	4,769
U.S. states and municipalities	12,510	—	(23)	12,487
Corporate bonds	120,648	23	(280)	120,391
Total	$164,288	$23	$(357)	$163,954
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or longer as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$9,717	$(2)	$—	$—	$9,717	$(2)
U.S. treasury	6,359	(43)	—	—	6,359	(43)
U.S. agency and government sponsored securities	4,183	(33)	1,998	(2)	6,181	(35)
U.S. states and municipalities	8,444	(21)	—	—	8,444	(21)
Corporate bonds	74,101	(395)	9,421	(125)	83,522	(520)
Total	$102,804	$(494)	$11,419	$(127)	$114,223	$(621)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$19,933	$(8)	$—	$—	$19,933	$(8)
U.S. treasury	6,374	(28)	—	—	6,374	(28)
U.S. agency and government sponsored securities	2,778	(9)	1,991	(9)	4,769	(18)
U.S. states and municipalities	10,092	(23)	—	—	10,092	(23)
Corporate bonds	93,284	(188)	10,201	(92)	103,485	(280)
Total	$132,461	$(256)	$12,192	$(101)	$144,653	$(357)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The contractual maturities of the Company’s marketable investments as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
	Fair Value	Fair Value
Due in less than one year	$89,335	$104,272
Due in one to five years	57,850	59,682
Total	$147,185	$163,954
 Non-Marketable Equity Investments
During the second quarter of 2017, the Company and Sixense Enterprises, Inc. formed a privately-held company, MVI Health Inc. (“MVI”), with each party holding 50% of the issued and outstanding equity of MVI. Pursuant to agreements between the parties at the time of MVI’s formation, the Company will be obligated to perform certain services or make additional cash contributions to MVI for no additional equity interest. These services include, but are not limited to, information technology, accounting, other administrative services and research and development. The Company’s contributions are presented as a component of “Contributions to non-marketable investments” in the statement of cash flows.
The Company accounted for its investment under the equity method and is not required to consolidate MVI under the voting model. As of June 30, 2018, the Company determined that MVI was not a variable interest entity (“VIE”). The Company will reassess in subsequent periods whether MVI becomes a VIE due to changes in facts and circumstances, including changes to the sufficiency of the equity investment at risk, management and governance structure or capital structure.
As of June 30, 2018 and December 31, 2017, the carrying value of the non-marketable equity investment was approximately $2.6 million and $3.9 million, respectively, representing the Company’s contributions to MVI offset by the Company’s share of equity method investee losses. The non-marketable equity method investment is presented in long-term investments on the condensed consolidated balance sheet. During the three months ended June 30, 2018 and 2017, MVI had no revenue and recorded a net loss of $2.5 million and $0.3 million, respectively. During the six months ended June 30, 2018 and 2017, MVI had no revenue and recorded a net loss of $4.4 million and $0.3 million, respectively. The Company reflected its 50% share of MVI’s losses in equity in losses of unconsolidated investees in the condensed consolidated statements of operations and comprehensive income (loss).
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$27,656	$—	$27,656
Money market funds	1,725	—	—	1,725
Marketable investments:
Commercial paper	—	13,705	—	13,705
U.S. treasury	6,358	—	—	6,358
U.S. agency and government sponsored securities	—	6,182	—	6,182
U.S. states and municipalities	—	11,444	—	11,444
Corporate bonds	—	109,496	—	109,496
Total	$8,083	$168,483	$—	$176,566
Financial Liabilities:
Contingent consideration obligations(1)	$—	—	14,181	14,181
Total	$—	$—	$14,181	$14,181

	As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,185	$—	$9,185
Money market funds	2,264	—	—	2,264
Marketable investments:
Commercial paper	—	19,933	—	19,933
U.S. treasury	6,374	—	—	6,374
U.S. agency and government sponsored securities	—	4,769	—	4,769
U.S. states and municipalities	—	12,487	—	12,487
Corporate bonds	—	120,391	—	120,391
Total	$8,638	$166,765	$—	$175,403
Financial Liabilities:
Contingent consideration obligations(1)	—	—	17,392	17,392
Total	$—	$—	$17,392	$17,392

(1) More information on the contingent consideration obligations and the changes in fair value are presented below.
As of June 30, 2018, the Company’s contingent consideration liabilities are classified as Level 3 measurements for which fair value is derived from various inputs, including forecasted revenues during the earn-out and milestone periods, revenue volatilities, discount rates, and estimates in the timing and likelihood of achieving revenue-based milestones. The fair value of the contingent consideration liability will be remeasured each reporting period.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition to the revenue generated during the earn-out and milestone periods, the following table presents certain quantitative information about unobservable inputs used in the Level 3 fair value measurement of the Company’s contingent consideration liabilities:

	Fair Value at June 30, 2018 (in thousands)	Valuation Method	Unobservable Inputs	Input (range where applicable)
Crossmed: Revenue-based milestones	$2,400	Monte Carlo Simulation	Earn-out period over which revenue-based milestone payments are made	2018 - 2019
			Risk-adjusted discount rate	15%
			Revenue volatilities for each type of revenue-based milestone	8.9% and 14.8%
Technology Licensing Agreement: Revenue-based milestones	$11,781	Income approach	Earn-out period over which revenue-based milestone payments are made	2019 - 2021
			Discount rate	2.6%
The following table summarizes the changes in fair value of the contingent consideration obligation for the six months ended June 30, 2018 (in thousands):

	Fair Value of Contingent Consideration
	Crossmed(1)	Technology Licensing Agreement(2)	Total
Balance at December 31, 2017	$4,675	$12,717	$17,392
Payments of contingent consideration liabilities	(3,017)	—	(3,017)
Changes in fair value	725	(936)	(211)
Foreign currency remeasurement	17	—	17
Balance at June 30, 2018	$2,400	$11,781	$14,181

(1) During the three and six months ended June 30, 2018, the fair value of the contingent consideration obligations related to the acquisition of Crossmed S.p.A. (“Crossmed”) increased by $0.3 million and $0.7 million, respectively, which was recorded in sales, general and administrative expense in the condensed consolidated statements of operations and comprehensive income. The fair value of the contingent consideration increased as a result of updates to the underlying forecasts based on actual results to date and changes in estimates.
(2) During the three and six months ended June 30, 2018, the fair value of the contingent consideration obligations related to the exclusive technology license agreement decreased by $0.1 million and $0.9 million, respectively, which resulted in a reduction in gross carrying amount of the related indefinite-lived intangible asset and the liability for the contingent consideration in the condensed consolidated balance sheets. The fair value of the contingent consideration decreased as a result of changes in the underlying revenue forecasts used to estimate the future milestone payments.
For more information with respect to the nature of the Company’s contingent consideration obligations, refer to Note “5. Business Combination” and Note “6. Intangible Assets,” respectively.
During the three and six months ended June 30, 2018 and 2017, the Company did not record impairment charges related to its marketable investments and the Company did not hold any Level 3 marketable investments as of June 30, 2018 or December 31, 2017. Also, during the six months ended June 30, 2018 and 2017, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2018 or December 31, 2017.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$14,009	$13,529
Work in process	9,911	6,073
Finished goods	73,636	75,299
Inventories	$97,556	$94,901
Accrued Liabilities
The following table shows the components of accrued liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Payroll and employee-related cost	$24,453	$22,001
Sales return provision	3,009	3,035
Preclinical and clinical trial cost	864	1,514
Royalty	791	1,115
Product warranty	1,717	1,088
Leasehold improvement expenditures	918	1,012
Acquisition-related liabilities(1)	1,616	4,752
Other accrued liabilities	8,887	10,308
Total accrued liabilities	$42,255	$44,825

(1) Acquisition-related liabilities consists of contingent consideration related to the cash milestone payments and working capital adjustment liabilities for the acquisition of Crossmed. Refer to Note “5. Business Combination” for more information.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Balance at the beginning of the period	$1,088	$1,254
Accruals of warranties issued	889	471
Settlements of warranty claims	(260)	(637)
Balance at the end of the period	$1,717	$1,088

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Deferred tax liabilities	$3,249	$3,299
Licensing-related cost(1)	11,781	12,717
Other non-current liabilities	1,968	2,462
Total other non-current liabilities	$16,998	$18,478

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
On the Closing Date, the Company paid the sellers of Crossmed an initial payment of €8.2 million, or approximately $9.4 million, subject to post-closing adjustments for working capital and financial debt. The Company is also obligated to pay additional consideration in the form of milestone payments based on Crossmed’s net revenue, and may be required to pay additional consideration based on incremental net revenue, for the year ended December 31, 2017, and each of the years ending December 31, 2018 and 2019. There is no limit on the milestone payments that can be paid out. During the six months ended June 30, 2018, the Company made $4.4 million in cash payments to the Sellers, of which $3.0 million related to the achievement of the 2017 milestones and the remainder related to working capital and financial debt adjustments. These payments have been presented as a component of financing activities in the consolidated statement of cash flows due to the nature and timing of the payments.
As of June 30, 2018, the fair value of the current and non-current portion of the related liabilities for the future cash milestone payments recorded on the condensed consolidated balance sheet was $1.2 million and $1.2 million, respectively. For more information with respect to the nature and fair value of the Company’s contingent consideration obligations, refer to Note “3. Investments and Fair Value of Financial Instruments.”

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The purchase price measurement period was closed as of June 30, 2018. The following table presents the allocation of the purchase price for Crossmed, reflecting the measurement period adjustments recorded in 2017 (in thousands):

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
6. Intangible Assets
Acquired Intangible Assets
The following table presents details of the Company’s acquired finite-lived and indefinite-lived intangible assets, as of June 30, 2018 and December 31, 2017 (in thousands, except weighted-average amortization period):

As of June 30, 2018	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,966	$(465)	$6,501
Trade secrets and processes	20.0 years	5,256	(131)	5,125
Other	5.0 years	1,796	(359)	1,437
Total intangible assets subject to amortization	15.9 years	$14,018	$(955)	$13,063
Intangible assets related to licensed technology		14,281	—	14,281
Total intangible assets		$28,299	$(955)	$27,344

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2017	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$7,141	$(238)	$6,903
Other	5.0 years	1,841	(183)	1,658
Total intangible assets subject to amortization	13.1 years	$8,982	$(421)	$8,561
Intangible assets related to licensed technology		15,217	—	15,217
Total intangible assets		$24,199	$(421)	$23,778
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
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$101	$—	$131	$—
Sales, general and administrative	210	—	427	—
Total	$311	$—	$558	$—
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
The fair value of the contingent consideration liability is evaluated at the end of each reporting period. Prior to the commercialization of products utilizing the underlying technology, any changes in fair value of the contingent consideration liability are recorded as an adjustment between the liability balance and the gross carrying amount of the indefinite-lived intangible asset. As of June 30, 2018, the balance of the contingent consideration liability related to probable future milestone payments under the Licensing Agreement was $11.8 million and is included in other non-current liabilities on the condensed consolidated balance sheet. As of June 30, 2018, the gross carrying amount of the indefinite-lived intangible asset was $14.3 million. Refer to Note “3. Investments and Fair Value of Financial Instruments” for more information. During the six months ended June 30, 2018, the Company noted no events or circumstances that indicate the carrying value of the licensed technology may no longer be recoverable and that an impairment loss may have occurred.
7. Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2018 (in thousands):

Total Company
Balance as of December 31, 2017	$8,178
Foreign currency translation	(201)
Balance as of June 30, 2018	$7,977

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, on October 31st, or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the six months ended June 30, 2018, there were no events or changes in circumstances which triggered an impairment review.
8. Commitments and Contingencies
Lease Commitments
The Company leases its offices primarily under non-cancelable operating leases that expire at various dates through 2031, subject to its option to renew certain leases for an additional 5 to 15 years. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2018 and 2017 was $1.4 million and $1.5 million, respectively, and for the six months ended June 30, 2018 and 2017 was $2.9 million and $2.9 million, respectively. In addition, the Company’s lease commitments also require it to make additional payments during the lease term for taxes, insurance and other operating expenses. The Company leases other equipment and vehicles primarily under non-cancelable operating leases that expire at various dates through 2021.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both June 30, 2018 and December 31, 2017, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of 15 years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007.
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
In April 2015, the Company entered into a royalty agreement that required the Company to pay a 2% royalty on sales of certain products covered by the agreement, on a quarterly basis, in exchange for certain trade secrets and processes which were used to develop such covered products. The Company began the first commercial sale of the covered products in July 2015. In the first quarter of 2018, the Company entered into a buyout of this agreement (the “Buyout Agreement”) in which future royalty payments were canceled in exchange for shares of the Company’s common stock with a fair value of $5.3 million. The Company recorded an intangible asset equal to the $5.3 million buyout amount which will be amortized into cost of sales over the period in which the Company receives future economic benefit. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over its estimated useful life. For more information refer to Note “6. Intangible Assets” and Note “9. Stockholders’ Equity.”
Royalty expense included in cost of revenue for the three months ended June 30, 2018 and 2017, was $0.8 million and $1.2 million, respectively, and for the six months ended June 30, 2018 and 2017 was $1.6 million and $2.0 million, respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Refer to Note “3. Investments and Fair Value of Financial Instruments,” Note “5. Business Combination” and Note “6. Intangible Assets” for more information on contingent liabilities recorded on the condensed consolidated balance sheet.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
9. Stockholders’ Equity
Common Stock
In the first quarter of 2017, the Company issued and sold an aggregate of 1,495,000 shares of common stock at a public offering price of $76.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. The Company received approximately $106.3 million in net cash proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $0.5 million.
In the first quarter of 2018, the Company issued 53,256 fully vested restricted stock units with a fair value of $5.3 million in connection with the Buyout Agreement, as discussed in Note “6. Intangible Assets” and Note “8. Commitments and Contingencies.” The Company recorded the $5.3 million fair value of the shares issued to additional-paid in capital on the condensed consolidated balance sheet upon the issuance of the awards, with the associated expense being amortized into cost of sales over the period in which the Company receives future economic benefit from the buyout.
Equity Incentive Plans
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively the “Plans”) during the six months ended June 30, 2018 is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2017	2,107,104	$17.58
Exercised	(244,166)	12.97
Canceled/Forfeited	(2,014)	22.04
Balance at June 30, 2018	1,860,924	18.18

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock and restricted stock units under the Plans during the six months ended June 30, 2018 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2017	742,405	$38.86
Granted	89,436	103.09
Vested	(330,374)	33.57
Canceled/Forfeited	(3,125)	77.14
Unvested at June 30, 2018	498,342	53.65
As of June 30, 2018, 486,889 restricted stock and restricted stock units are expected to vest.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$198	$191	$417	$501
Research and development	375	308	743	561
Sales, general and administrative	4,412	4,094	7,979	7,543
Total	$4,985	$4,593	$9,139	$8,605
As of June 30, 2018, total unrecognized compensation cost was $25.5 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.1 years.
The total stock-based compensation cost capitalized in inventory was $0.3 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the accumulated balances during the three and six months ended June 30, 2018 and June 30, 2017, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(553)	$3,190	$2,637	$(35)	$(3,891)	$(3,926)
Other comprehensive income before reclassifications:
Unrealized gain— marketable investments	132	—	132	2	—	2
Foreign currency translation (losses)	—	(3,400)	(3,400)	—	(766)	(766)
Income tax effect — (expense)	(30)	—	(30)	—	—	—
Net of tax	102	(3,400)	(3,298)	2	(766)	(764)
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized gains — marketable investments	—	—	—	(5)	—	(5)
Income tax effect — (expense)	—	—	—	—	—	—
Net of tax	—	—	—	(5)	—	(5)
Net current-year other comprehensive income (loss)	102	(3,400)	(3,298)	(3)	(766)	(769)
Balance at end of the period	$(451)	$(210)	$(661)	$(38)	$(4,657)	$(4,695)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(235)	$1,804	$1,569	$(105)	$(4,583)	$(4,688)
Other comprehensive income before reclassifications:
Unrealized (losses) gain— marketable investments	(253)	—	(253)	103	—	103
Foreign currency translation (losses)	—	(1,792)	(1,792)	—	(74)	(74)
Income tax effect — benefit (expense)	37	(222)	(185)	—	—	—
Net of tax	(216)	(2,014)	(2,230)	103	(74)	29
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized gains — marketable investments	—	—	—	(36)	—	(36)
Income tax effect — expense	—	—	—	—	—	—
Net of tax	—	—	—	(36)	—	(36)
Net current-year other comprehensive (loss) income	(216)	(2,014)	(2,230)	67	(74)	(7)
Balance at end of the period	$(451)	$(210)	$(661)	$(38)	$(4,657)	$(4,695)

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
The Company’s provision for income taxes was a $4.9 million tax benefit for the three months ended June 30, 2018, compared to a $0.5 million tax expense for the three months ended June 30, 2017. The Company’s effective tax rate changed to

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(51.2)% for the three months ended June 30, 2018, compared to (52.5)% for the three months ended June 30, 2017. The Company’s provision for income taxes was a $6.9 million tax benefit in the six months ended June 30, 2018, compared to a $1.8 million tax expense in the six months ended June 30, 2017. The Company’s effective tax rate changed to (48.6)% for the six months ended June 30, 2018, compared to (68.8)% for the six months ended June 30, 2017. The tax benefit from income taxes for the three and six months ended June 30, 2018 was primarily due to the inclusion of excess tax benefits from stock-based compensation attributable to the Company’s US jurisdiction, offset by income taxes attributable to the Company’s worldwide profits. The tax provision for the three and six months ended June 30, 2017 was primarily due to income taxes attributable to the Company’s foreign jurisdictions, and the tax impact from recognizing the deferred tax assets associated with intra-entity asset transfers. The tax benefits attributable to the Company’s US jurisdiction were excluded from its tax provision for the three and six months ended June 30, 2017 due to the partial valuation allowance recorded against the Company’s domestic DTAs as of June 30, 2017.
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
In the six months ended June 30, 2018, the Company recorded a provisional tax charge for the deemed repatriation tax on the undistributed earnings of its foreign subsidiaries. The Company also made sufficient progress on its global intangible low-taxed income tax analysis to reasonably estimate the effects, and therefore reflected provisional amounts in the Company’s financial statements for the six months ended June 30, 2018. Recording estimates of the tax impact of the deemed repatriation and the global intangible low-taxed income did not have a material effect on the Company’s financial statements. The final impact of the Tax Reform Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, and additional guidance that may be issued.
With the adoption of ASU 2016-09, additional deferred tax assets (“DTAs”) of NOL and credit carryforwards were created. With any DTAs, an assessment is necessary to determine if sufficient taxable income will be generated to realize the DTAs and, if not, a substantial valuation allowance to reduce the DTAs may be required. The Company assessed its ability to realize the benefits of its domestic DTAs by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, and (4) the length of net operating loss (“NOL”) carryforward periods.
The Company considered its projections of future taxable income in conjunction with relevant provisions of the Tax Reform Act, and concluded that sufficient future taxable income will be generated to realize the benefits of its federal DTAs prior to expiration other than its federal research and development tax credit DTAs. The Company’s federal research and development tax credit DTAs, which have a 20 year carryforward period, are expected to expire prior to utilization based on future projected taxable income. As a result, the Company maintains a valuation allowance against its federal research and development tax credit DTAs as of June 30, 2018.
Consistent with prior periods, the Company maintained a full valuation allowance against its California DTAs as of June 30, 2018.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted income (loss) per share for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) — basic and diluted	$13,381	$(1,558)	$18,872	$(4,664)
Denominator:
Weighted average shares used to compute net income (loss):
Basic	34,072,223	33,219,487	33,959,997	32,420,105
Effect of dilutive securities from stock-based benefit plans, as calculated using treasury stock method	2,044,031	—	2,070,307	—
Diluted	36,116,254	33,219,487	36,030,304	32,420,105
Net income (loss) per share from:
Basic	$0.39	$(0.05)	$0.56	$(0.14)
Diluted	$0.37	$(0.05)	$0.52	$(0.14)
Outstanding common stock equivalents of 8 thousand and 3.2 million shares for the three months ended June 30, 2018 and 2017, respectively, and 63 thousand and 3.2 million shares for the six months ended June 30, 2018 and 2017, respectively, were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

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
As required by ASC 606, the impact of adoption of the new revenue standard on the Company's condensed consolidated statements of operations and comprehensive income and condensed consolidated balance sheets was as follows (in thousands):

	As of June 30, 2018
			Adjusted Balance
	As Reported	Adjustments	Without 606 Adoption
Consolidated Balance Sheet Data:
Assets
Accounts receivable, net of doubtful accounts	74,059	(898)	73,161
Inventories	97,556	305	97,861
Deferred taxes	34,129	187	34,316
Equity
Retained Earnings	21,333	(406)	20,927

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
			Adjusted Balance			Adjusted Balance
	As Reported	Adjustments	Without 606 Adoption	As Reported	Adjustments	Without 606 Adoption
Consolidated Income Statement Data:
Revenue	109,638	(118)	109,520	212,339	(240)	212,099
Cost of revenue	37,386	(30)	37,356	73,530	(88)	73,442
Income (loss) from operations	9,283	(88)	9,195	13,328	(152)	13,176
Income (loss) before income taxes and equity in losses of unconsolidated investee	9,663	(88)	9,575	14,167	(152)	14,015
(Benefit from) provision for income taxes	(4,948)	(28)	(4,976)	(6,886)	(48)	(6,934)
Net income (loss)	13,381	(60)	13,321	18,872	(104)	18,768
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$71,279	$53,420	$137,080	$101,907
Japan	10,614	8,342	21,296	15,984
Other International	27,745	18,827	53,963	35,911
Total	$109,638	$80,589	$212,339	$153,802
The Company’s revenues disaggregated by product category, for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Neuro	$74,196	$56,203	$145,624	$106,452
Peripheral Vascular	35,442	24,386	66,715	47,350
Total	$109,638	$80,589	$212,339	$153,802
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
Payment terms - Our payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of June 30, 2018.
Product returns - The Company may allow customers to return products purchased at the Company’s discretion. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its own historic sales information, trends, industry data, and other relevant data points.
Warranties - Penumbra offers its standard warranty to all customers and it is not available for sale on a standalone basis. Penumbra’s standard warranty represents its guarantee that its products function as intended, are free from defects, and comply with agreed-upon specifications and quality standards. This assurance does not constitute a service and is not a separate performance obligation.
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the six months ended June 30, 2018 and 2017, 35.4% and 33.7% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $212.3 million and $153.8 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $58.5 million. We generated operating income of $13.3 million for the six months ended June 30, 2018 and an operating loss of $3.4 million for the six months ended June 30, 2017.
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

•
Most of our sales outside of the United States are denominated in the local currency of the country in which we sell our products. As a result, our revenue from international sales can be significantly impacted by fluctuations in foreign currency exchange rates.

In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs due to obsolescence; costs, benefits and timing of new product introductions; costs, benefits and timing of the acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We may experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we may experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands, except for percentages)
Revenue	$109,638	100.0%	$80,589	100.0%	$212,339	100.0%	$153,802	100.0%
Cost of revenue	37,386	34.1	29,660	36.8	73,530	34.6	55,164	35.9
Gross profit	72,252	65.9	50,929	63.2	138,809	65.4	98,638	64.1
Operating expenses:
Research and development	8,193	7.5	8,094	10.0	16,206	7.6	15,128	9.8
Sales, general and administrative	54,776	50.0	44,163	54.8	109,275	51.5	86,884	56.5
Total operating expenses	62,969	57.4	52,257	64.8	125,481	59.1	102,012	66.3
Income (loss) from operations	9,283	8.5	(1,328)	(1.6)	13,328	6.3	(3,374)	(2.2)
Interest income, net	720	0.7	624	0.8	1,469	0.7	1,268	0.8
Other expense, net	(340)	(0.3)	(214)	(0.3)	(630)	(0.3)	(563)	(0.4)
Income (loss) before income taxes and equity in losses of unconsolidated investee	9,663	8.8	(918)	(1.1)	14,167	6.7	(2,669)	(1.7)
(Benefit from) provision for income taxes	(4,948)	(4.5)	482	0.6	(6,886)	(3.2)	1,837	1.2
Income before equity in losses of unconsolidated investee	14,611	13.3	(1,400)	(1.7)	$21,053	9.9%	(4,506)	(2.9)
Equity in losses of unconsolidated investee	(1,230)	(1.1)	(158)	(0.2)	$(2,181)	(1.0)%	(158)	(0.1)
Net income (loss)	$13,381	12.2%	$(1,558)	(1.9)%	$18,872	8.9%	$(4,664)	(3.0)%

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenue

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Neuro	$74,196	$56,203	$17,993	32.0%
Peripheral Vascular	35,442	24,386	11,056	45.3%
Total	$109,638	$80,589	$29,049	36.0%
Revenue increased $29.0 million, or 36.0%, to $109.6 million in the three months ended June 30, 2018, from $80.6 million in the three months ended June 30, 2017. Our revenue growth resulted from further market penetration of our existing products and sales of new products. Sales within our neuro and peripheral vascular businesses accounted for slightly more than 60% and slightly less than 40% of the revenue increase, respectively, in the three months ended June 30, 2018.
Revenue from our neuro products increased $18.0 million, or 32.0%, to $74.2 million in the three months ended June 30, 2018, from $56.2 million in the three months ended June 30, 2017. This was primarily attributable to increased sales of our Penumbra System and neuro access products, which accounted for slightly more than 75% and approximately 15% of the neuro revenue increase, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Further, there was greater demand for our neuro access products, which can fluctuate from period to period due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $11.1 million, or 45.3%, to $35.4 million in the three months ended June 30, 2018, from $24.4 million in the three months ended June 30, 2017. This increase was driven by sales of our Indigo System products which accounted for approximately 45% of the peripheral vascular revenue increase in the three months ended June 30, 2018. This was primarily attributable to further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Three Months Ended June 30,				Change
	2018		2017		$	%
	(in thousands, except for percentages)
United States	$71,279	65.0%	$53,420	66.3%	$17,859	33.4%
Japan	10,614	9.7%	8,342	10.4%	2,272	27.2%
Other International	27,745	25.3%	18,827	23.3%	8,918	47.4%
Total	$109,638	100.0%	$80,589	100.0%	$29,049	36.0%
Revenue from sales in international markets increased $11.2 million, or 41.2%, to $38.4 million in the three months ended June 30, 2018, from $27.2 million in the three months ended June 30, 2017. Revenue from international sales represented 35.0% and 33.7% of our total revenue for the three months ended June 30, 2018 and 2017, respectively.

Gross Margin

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Cost of revenue	$37,386	$29,660	$7,726	26.0%
Gross profit	$72,252	$50,929	$21,323	41.9%
Gross margin %	65.9%	63.2%
Gross margin increased by 2.7 percentage points to 65.9% in the three months ended June 30, 2018, from 63.2% in the three months ended June 30, 2017. The increase in gross margin was primarily due to a more favorable product mix.
Research and Development (R&D)

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
R&D	$8,193	$8,094	$99	1.2%
R&D as a percentage of revenue	7.5%	10.0%
R&D expenses increased by $0.1 million, or 1.2%, to $8.2 million in the three months ended June 30, 2018, from $8.1 million in the three months ended June 30, 2017. The increase was primarily due to a $0.9 million increase in personnel-related expenses primarily due to an increase in headcount to support our growth. This was partially offset by a $0.7 million decrease in product development, testing and clinical trial cost.
We have made investments, and plan to continue to make investments, in the development of our products, which includes hiring additional research and development employees. As a result, we expect operating expenses to increase in the near term. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials.
Sales, General and Administrative (SG&A)

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
SG&A	$54,776	$44,163	$10,613	24.0%
SG&A as a percentage of revenue	50.0%	54.8%
SG&A expenses increased by $10.6 million, or 24.0%, to $54.8 million in the three months ended June 30, 2018, from $44.2 million in the three months ended June 30, 2017. The increase was primarily due to a $7.2 million increase in personnel-related expenses largely attributable to an increase in headcount to support our growth, a $1.2 million increase related to travel-related expenses and a $0.5 million increase related to marketing events.
As we continue to invest in our growth, we have expanded and expect to continue to expand our sales, marketing, general and administrative teams through the hiring of additional employees. In the current quarter, the majority of our SG&A hiring took place towards the end of the period and therefore the full quarter impact is not reflected in our current period expenses. As a result, we expect operating expenses to increase in the near term. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
(Benefit from) Provision for Income Taxes

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(4,948)	$482	$(5,430)	(1,126.6)%
Effective tax rate	(51.2)%	(52.5)%

Our provision for our income taxes changed by $5.4 million, to a $4.9 million tax benefit in the three months ended June 30, 2018, from $0.5 million of tax provision in the three months ended June 30, 2017. Our effective tax rate changed to (51.2)% for the three months ended June 30, 2018, compared to (52.5)% for the three months ended June 30, 2017. The tax benefit from income taxes for the three months ended June 30, 2018 was primarily due to the inclusion of excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction, offset by income taxes attributable to our worldwide profits. The tax provision for the three months ended June 30, 2017 was primarily due to income taxes attributable to our foreign jurisdictions, and the tax impact associated with intra-entity asset transfers. The tax benefits attributable to our U.S. jurisdiction were excluded from our tax provision for the three months ended June 30, 2017 due to the partial valuation allowance recorded against our domestic DTAs as of June 30, 2017.
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
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenue

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Neuro	$145,624	$106,452	$39,172	36.8%
Peripheral Vascular	66,715	47,350	19,365	40.9%
Total	$212,339	$153,802	$58,537	38.1%
Revenue increased $58.5 million, or 38.1%, to $212.3 million in the six months ended June 30, 2018, from $153.8 million in the six months ended June 30, 2017. Our revenue growth resulted from further market penetration of our existing products and sales of new products. Increased sales within our neuro and peripheral vascular businesses accounted for approximately two-thirds and one-thirds of the revenue increase, respectively, in the six months ended June 30, 2018.
Revenue from our neuro products increased $39.2 million, or 36.8%, to $145.6 million in the six months ended June 30, 2018, from $106.5 million in the six months ended June 30, 2017. This was primarily attributable to increased sales of our Penumbra System and neuro access products which accounted for slightly more than 75% and approximately 15% of the neuro revenue increase, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Further, there was greater demand for our neuro access products, which can fluctuate from period to period due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $19.4 million, or 40.9%, to $66.7 million in the six months ended June 30, 2018, from $47.4 million in the six months ended June 30, 2017. This was driven by increased sales of Indigo System products, which accounted for slightly less than half of the peripheral vascular revenue increase. This increase was driven by further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customer’s shipping destination, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,				Change
	2018		2017		$	%
	(in thousands, except for percentages)
United States	$137,080	64.6%	$101,907	66.3%	$35,173	34.5%
Japan	21,296	10.0%	15,984	10.4%	5,312	33.2%
Other International	53,963	25.4%	35,911	23.3%	18,052	50.3%
Total	$212,339	100.0%	$153,802	100.0%	$58,537	38.1%

Revenue from sales in international markets increased $23.4 million, or 45.0%, to $75.3 million in the six months ended June 30, 2018, from $51.9 million in the six months ended June 30, 2017. Revenue from international sales represented 35.4% and 33.7% of our total revenue for the six months ended June 30, 2018 and 2017, respectively.
Gross Margin

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Cost of revenue	$73,530	$55,164	$18,366	33.3%
Gross profit	$138,809	$98,638	$40,171	40.7%
Gross margin %	65.4%	64.1%
Gross margin increased 1.3 percentage points to 65.4% in the six months ended June 30, 2018, from 64.1% in the six months ended June 30, 2017. The increase in gross margin was primarily due to a more favorable product mix.
Research and Development (R&D)

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
R&D	$16,206	$15,128	$1,078	7.1%
R&D as a percentage of revenue	7.6%	9.8%
R&D expenses increased by $1.1 million, or 7.1%, to $16.2 million in the six months ended June 30, 2018, from $15.1 million in the six months ended June 30, 2017. The increase was primarily a $2.0 million increase in personnel-related expenses primarily due to an increase in headcount to support our growth. This was partially offset by a $0.7 million decrease in product development, testing and clinical trial costs and a $0.4 million decrease in consultant and contractor expenses.
We have made investments, and plan to continue to make investments, in the development of our products, which includes hiring additional research and development employees. As a result, we expect operating expenses to increase in the near term. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials.
Sales, General and Administrative (SG&A)

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
SG&A	$109,275	$86,884	$22,391	25.8%
SG&A as a percentage of revenue	51.5%	56.5%
SG&A expenses increased by $22.4 million, or 25.8%, to $109.3 million in the six months ended June 30, 2018, from $86.9 million in the six months ended June 30, 2017. The increase was primarily due to a $15.8 million increase in personnel-related expense due to an increase in headcount to support our growth and a $2.3 million increase in travel-related expenses.
As we continue to invest in our growth, we have expanded and expect to continue to expand our sales, marketing, general and administrative teams through the hiring of additional employees. In the current quarter, the majority of our SG&A hiring took place towards the end of the period and therefore the full quarter impact is not reflected in our current period expenses. As a result, we expect operating expenses to increase in the near term. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.

(Benefit from) Provision for Income Taxes

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(6,886)	$1,837	$(8,723)	(474.9)%
Effective tax rate	(48.6)%	(68.8)%
Our provision for income taxes changed by $8.7 million, to a $6.9 million tax benefit in the six months ended June 30, 2018, from $1.8 million of tax provision in the six months ended June 30, 2017. Our effective tax rate changed to (48.6)% for the six months ended June 30, 2018, compared to (68.8)% for the six months ended June 30, 2017. The tax benefit from income taxes for the six months ended June 30, 2018, was primarily due to the inclusion of excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction, offset by income taxes attributable to our worldwide profits. The tax provision for the six months ended June 30, 2017 was primarily due to income taxes attributable to our foreign jurisdictions, and the tax impact from recognizing the deferred tax assets associated with intra-entity asset transfers. The tax benefits attributable to our U.S. jurisdiction were excluded from our tax provision for the six months ended June 30, 2017 due to the partial valuation allowance recorded against our domestic DTAs as of June 30, 2017.
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
Prospectively, our effective tax rate will likely be driven by (1) permanent differences in taxable income for tax and financial reporting purposes, (2) tax expense attributable to our foreign jurisdictions, and (3) discrete tax adjustments such as excess tax benefits related to stock based compensation. Our income tax provision is subject to volatility as the amount of excess tax benefits can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP.

Liquidity and Capital Resources
As of June 30, 2018, we had $342.8 million in working capital, which included $59.7 million in cash and cash equivalents and $147.2 million in marketable investments. As of June 30, 2018, we held approximately 32.0% of our cash and cash equivalents in foreign entities.
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

The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$59,705	$50,637
Marketable investments	147,185	163,954
Accounts receivable, net	74,059	58,007
Accounts payable	7,432	6,757
Accrued liabilities	42,255	44,825
Working capital(1)	342,812	330,652
__________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$50,637	$13,236
Net cash provided by operating activities	10,832	2,844
Net cash provided by (used in) investing activities	10,637	(37,440)
Net cash (used in) provided by financing activities	(11,936)	102,614
Cash and cash equivalents and restricted cash at end of period	59,705	78,395
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
Net cash provided by operating activities was $10.8 million during the six months ended June 30, 2018 and consisted of net income of $18.9 million and non-cash items of $8.5 million, offset by net changes in operating assets and liabilities of $16.6 million. The change in operating assets and liabilities includes an increase in accounts receivable of $16.3 million and an increase in inventories of $3.9 million to support our revenue growth, partially offset by an increase in accrued expenses and other non-current liabilities of $1.6 million, a decrease in prepaid expenses and other current and non-current assets of $1.4 million and an increase in accounts payable of $0.6 million as a result of the growth in our business activities.
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
Net cash provided by investing activities was $10.6 million during the six months ended June 30, 2018 and consisted of proceeds from maturities and sales of marketable investments, net of purchases, of $16.6 million, partially offset by capital expenditures of $5.1 million and contributions to non-marketable investments of $0.9 million.

Net cash used in investing activities was $37.4 million during the six months ended June 30, 2017 and consisted of net purchases from sales and maturities of marketable investments of $26.5 million, capital expenditures of $5.4 million, purchase of non-marketable investments of $5.1 million, and deposit payments for acquisition of $0.5 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in and provided by financing activities primarily relates to capital raising activities through equity and certain acquisition-related payments.
Net cash used in financing activities was $11.9 million during the six months ended June 30, 2018 and primarily consisted of $13.8 million of payments of employee taxes related to vested restricted stock and restricted stock units and $4.4 million of payments made in 2018 in connection with our acquisition in 2017. This was partially offset by proceeds from issuance of stock under our employee stock purchase plan of $3.6 million and proceeds from exercises of stock options of $3.2 million.
Financing activities in the six months ended June 30, 2017 provided net cash of $102.6 million due to proceeds from issuance of common stock net of issuance cost of $106.3 million, proceeds from issuance of stock under our employee stock purchase plan of $2.9 million, and proceeds from exercises of stock options of $2.6 million. This was partially offset by payment of employee taxes related to vested restricted stock of $9.2 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as of June 30, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of Accounting Standards Codification 606 during the first quarter of 2018. The impact of adoption and its effects on our accounting policies and estimates are described in Note “2. Summary of Significant Accounting Policies” and Note “13. Revenues” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk. We had cash and cash equivalents of $59.7 million as of June 30, 2018, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $147.2 million, which consisted primarily of commercial paper, corporate bonds, non-U.S. government debt securities, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2018 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at June 30, 2018.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	79,612	126.45	—	—
May 1, 2018 - May 31, 2018			—	—
June 1, 2018 - June 30, 2018	—	—	—	—
Total	79,612	126.45	—	—

(1) During the three months ended June 30, 2018, the Company withheld 79,612 shares of restricted stock at an aggregate cost of approximately $10,066,937, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: August 7, 2018
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)