Form 10-Q
period 2018-09-30
Penumbra Inc
filed 2018-11-05
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 24, 2018, the registrant had 34,503,038 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$47,742	$50,637
Marketable investments	146,176	163,954
Accounts receivable, net of doubtful accounts of $2,054 and $1,290 at September 30, 2018 and December 31, 2017, respectively	80,435	58,007
Inventories	109,706	94,901
Prepaid expenses and other current assets	13,536	14,735
Total current assets	397,595	382,234
Property and equipment, net	34,133	30,899
Intangible assets, net	27,284	23,778
Goodwill	7,923	8,178
Long-term investments (Note 3)	—	3,872
Deferred taxes	32,985	26,690
Other non-current assets	1,085	1,016
Total assets	$501,005	$476,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,869	$6,757
Accrued liabilities	56,183	44,825
Total current liabilities	65,052	51,582
Deferred rent	7,510	6,199
Other non-current liabilities	19,155	18,478
Total liabilities	91,717	76,259
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	34	33
Additional paid-in capital	407,881	396,810
Accumulated other comprehensive (loss) income	(899)	1,569
Retained earnings	2,403	1,996
Total Penumbra, Inc. stockholders’ equity	409,419	400,408
Non-controlling interest	(131)	—
Total stockholders’ equity	$409,288	$400,408
Total liabilities and stockholders’ equity	$501,005	$476,667
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$111,806	$83,911	$324,145	$237,713
Cost of revenue	36,794	29,134	110,324	84,298
Gross profit	75,012	54,777	213,821	153,415
Operating expenses:
Research and development	9,092	8,132	25,298	23,260
Sales, general and administrative	55,934	45,962	165,209	132,846
Acquired in-process research and development	30,835	—	30,835	—
Total operating expenses	95,861	54,094	221,342	156,106
(Loss) income from operations	(20,849)	683	(7,521)	(2,691)
Interest income, net	771	658	2,240	1,926
Other income (expense), net	170	(102)	(460)	(665)
(Loss) income before income taxes and equity in losses of unconsolidated investee	(19,908)	1,239	(5,741)	(1,430)
Provision for (benefit from) income taxes	1,598	456	(5,288)	2,293
(Loss) income before equity in losses of unconsolidated investee	(21,506)	783	(453)	(3,723)
Equity in losses of unconsolidated investee	(920)	(545)	(3,101)	(703)
Consolidated net (loss) income	$(22,426)	$238	$(3,554)	$(4,426)
Net loss attributable to non-controlling interest	(3,496)	—	(3,496)	—
Net (loss) income attributable to Penumbra, Inc.	$(18,930)	$238	$(58)	$(4,426)

Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.55)	$0.01	$—	$(0.14)
Diluted	$(0.55)	$0.01	$—	$(0.14)
Weighted average shares outstanding:
Basic	34,248,484	33,446,841	34,057,216	32,766,135
Diluted	34,248,484	35,664,272	34,057,216	32,766,135
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net (loss) income	$(22,426)	$238	$(3,554)	$(4,426)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(353)	5,845	(2,367)	5,771
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	115	54	(101)	121
Total other comprehensive (loss) income, net of tax	(238)	5,899	(2,468)	5,892
Consolidated comprehensive (loss) income	$(22,664)	$6,137	$(6,022)	$1,466
Net loss attributable to non-controlling interest	$(3,496)	$—	$(3,496)	$—
Comprehensive (loss) income attributable to Penumbra, Inc.	$(19,168)	$6,137	$(2,526)	$1,466
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3,554)	$(4,426)
Adjustments to reconcile consolidated net (loss) to net cash provided by operating activities:
Depreciation and amortization	4,459	2,580
(Accretion of discount) amortization of premium on marketable investments	(69)	501
Stock-based compensation	13,551	13,092
Loss on non-marketable equity investments	3,101	703
Provision for doubtful accounts	833	445
Inventory write-downs	1,046	996
Deferred taxes	(6,411)	1
Acquired in-process research and development	30,835	—
Change in fair value of contingent consideration	852	—
Other	64	28
Changes in operating assets and liabilities:
Accounts receivable	(23,284)	704
Inventories	(15,395)	(14,716)
Prepaid expenses and other current and non-current assets	733	3,303
Accounts payable	1,688	873
Accrued expenses and other non-current liabilities	12,828	9,514
Net cash provided by operating activities	21,277	13,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition (Note 3) and acquisition of business (Note 5), net of cash acquired	(19,914)	(9,253)
Contributions to non-marketable investments	(1,382)	(5,130)
Purchase of marketable investments	(96,969)	(139,317)
Proceeds from sales of marketable investments	12,131	28,167
Proceeds from maturities of marketable investments	102,687	73,579
Acquisition of intangible assets from a licensing agreement	—	(2,500)
Purchases of property and equipment	(6,563)	(6,805)
Net cash used in investing activities	(10,010)	(61,259)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	—	106,265
Proceeds from exercises of stock options	4,294	4,244
Proceeds from issuance of stock under employee stock purchase plan	3,584	2,914
Payment of employee taxes related to vested restricted stock	(16,021)	(10,569)
Payment of acquisition-related obligations	(4,431)	—
Other	(409)	(940)
Net cash (used in) provided by financing activities	(12,983)	101,914
Effect of foreign exchange rate changes on cash and cash equivalents	(1,179)	(1,868)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,895)	52,385
CASH AND CASH EQUIVALENTS—Beginning of period	50,637	13,236
CASH AND CASH EQUIVALENTS—End of period	$47,742	$65,621
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued as consideration in connection with a buyout agreement (Notes 6, 8 and 9)	$5,256	$—
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,378	$2,933
Asset acquisition (Note 3) or business combination related contingent liabilities and working capital adjustment liabilities (Note 5)	$4,500	$4,897
Licensing agreement related contingent liabilities	$—	$12,717
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the three and nine months ended September 30, 2017 to conform to the presentation for the three and nine months ended September 30, 2018.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than changes to the Company’s revenue policy described below in connection with the adoption of the guidance under the Accounting Standards Codification (“ASC”) 606.
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiary, MVI Health Inc. (“MVI”). On August 31, 2018, the Company acquired a controlling interest in MVI. The portion of equity not attributable to the Company is considered noncontrolling interest and was recorded at the fair value as of the acquisition date. The amounts attributable to non-controlling interest are classified separately in the condensed consolidated financial statements. Any subsequent changes in the Company’s ownership interest while the Company retains its controlling interest in MVI will be accounted for as equity transactions. Refer to Note “3. Investments and Fair Value of Financial Instruments” for more information on the asset acquisition of MVI. All intercompany balances and transactions have been eliminated in consolidation.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue Recognition
Revenue is comprised of product revenue net of returns, discounts, administration fees and sales rebates. The Company adopted the guidance under ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Therefore, the comparative prior year information has not been adjusted and continues to be reported under ASC 605 with the impact of the adoption reflected in opening retained earnings. Under ASC 606, the Company recognizes revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from product sales continue to be recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. However, with respect to products that the Company consigns to hospitals, which primarily consist of coils, the Company recognizes revenue at the time hospitals utilize products in a procedure.
Deferred revenue represents amounts that the Company has already invoiced its customers and that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As of September 30, 2018 and December 31, 2017, respectively, the Company's deferred revenue balance was not material.
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
In the first quarter of 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force. Under the standard, restricted cash and restricted cash equivalent amounts are presented within cash and cash equivalents when reconciling the total beginning and ending amounts shown on the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The adoption of this standard did not have a material impact to the statement of cash flow for the nine months ended September 30, 2017, as the Company did not hold any restricted cash as of September 30, 2017.

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
In the first quarter of 2018, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company elected to early adopt this standard on a prospective basis in the first quarter of 2018 and reclassify the stranded tax effects resulting from the Tax Reform Act from accumulated other comprehensive income to retained earnings. There were no additional income tax effects resulting from the Tax Reform Act reclassified from accumulated comprehensive income to retained earnings. The adoption of this standard did not have a material impact on the Company’s financial position.
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
In the third quarter of 2018, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based payments granted to nonemployees for goods and services. Under the new guidance, payments to nonemployees would be more closely aligned with the requirements for share-based payments granted to employees. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, but no earlier than the Company's adoption date of ASC 606. The Company adopted the standard on a prospective basis in the third quarter of 2018 and the adoption did not have a material impact on the Company’s financial statement.

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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of the standard is to improve the effectiveness of the disclosure requirements for fair value measurements. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of the standard and may delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of adopting this standard.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification. The final rule amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$12,660	$—	$(5)	$12,655
U.S. treasury	6,401	—	(37)	6,364
U.S. agency and government sponsored securities	4,219	—	(34)	4,185
U.S. states and municipalities	8,587	—	(23)	8,564
Corporate bonds	114,746	60	(398)	114,408
Total	$146,613	$60	$(497)	$146,176

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$19,941	$—	$(8)	$19,933
U.S. treasury	6,402	—	(28)	6,374
U.S. agency and government sponsored securities	4,787	—	(18)	4,769
U.S. states and municipalities	12,510	—	(23)	12,487
Corporate bonds	120,648	23	(280)	120,391
Total	$164,288	$23	$(357)	$163,954

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or longer as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$12,655	$(5)	$—	$—	$12,655	$(5)
U.S. treasury	4,371	(29)	1,993	(8)	6,364	(37)
U.S. agency and government sponsored securities	4,185	(34)	—	—	4,185	(34)
U.S. states and municipalities	6,564	(23)	—	—	6,564	(23)
Corporate bonds	60,544	(244)	13,191	(154)	73,735	(398)
Total	$88,319	$(335)	$15,184	$(162)	$103,503	$(497)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$19,933	$(8)	$—	$—	$19,933	$(8)
U.S. treasury	6,374	(28)	—	—	6,374	(28)
U.S. agency and government sponsored securities	2,778	(9)	1,991	(9)	4,769	(18)
U.S. states and municipalities	10,092	(23)	—	—	10,092	(23)
Corporate bonds	93,284	(188)	10,201	(92)	103,485	(280)
Total	$132,461	$(256)	$12,192	$(101)	$144,653	$(357)
The contractual maturities of the Company’s marketable investments as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
	Fair Value	Fair Value
Due in less than one year	$96,143	$104,272
Due in one to five years	50,033	59,682
Total	$146,176	$163,954
Non-Marketable Equity Investments
In the second quarter of 2017, the Company and Sixense Enterprises, Inc. (“Sixense”) formed MVI as a privately-held joint venture for the purpose of exploring healthcare applications of virtual reality technology, with each party holding 50% of the issued and outstanding equity of MVI. On August 31, 2018 (“Transfer Agreement Closing Date”), the Company entered into a Stock Transfer Agreement (the “Transfer Agreement”) between the Company, MVI and Sixense, to purchase an additional 40% of the equity interest in MVI from Sixense for an initial cash purchase price of $20.0 million, excluding the additional $4.5 million of probable future payments relating to an anti-dilution provision in the Transfer Agreement. Following the Transfer Agreement Closing Date, the Company owns a 90% equity interest in MVI and Sixense retains the remaining 10% equity interest.
Prior to the Transfer Agreement Closing Date, the Company accounted for its investment in MVI under the equity method and was not required to consolidate MVI. As of December 31, 2017 and through the nine months ended September 30, 2018, the Company determined that MVI was not a variable interest entity (“VIE”). Furthermore, pursuant to agreements between the

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

parties at the time of MVI’s formation, the Company was obligated to perform certain services or make additional cash contributions to MVI for no additional equity interest. These services included, but were not limited to, information technology, accounting, other administrative services and research and development. The Company’s contributions made to prior to the Transfer Agreement Closing Date are presented as a component of “Contributions to non-marketable investments” in the condensed consolidated statements of cash flows.
As of December 31, 2017, the carrying value of the non-marketable equity investment was approximately $3.9 million, representing the Company’s contributions to MVI offset by the Company’s share of equity method investee losses, and is presented in long-term investments on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2017, MVI had no revenue and recorded a net loss of $1.1 million and $1.4 million, respectively. During the three and nine months ended September 30, 2018, prior to the Transfer Agreement Closing Date, MVI had no revenue and recorded a net loss of $1.8 million and $6.2 million, respectively. The Company reflected its 50% share of MVI’s losses as equity in losses of unconsolidated investees in the condensed consolidated statements of operations through the Transfer Agreement Closing Date.
Impact of Transfer Agreement on Non-Marketable Equity Investments
The Company accounted for the Transfer Agreement as an asset acquisition, as it was determined that the transaction did not meet the definition of a business under the framework of the authoritative accounting guidance for business combinations. The total consideration transferred has been allocated to the non-monetary assets acquired and liabilities assumed based on their relative fair value.
The following table presents the components of the consideration transferred at fair value as of the Transfer Agreement Closing Date (amounts presented in thousands):

Amount
Cash transferred	$20,000
Anti-dilution protection at Transfer Agreement Closing Date	4,500
Carrying amount of Penumbra’s equity method investment in MVI	2,202
Fair value of the remaining non-controlling interest	3,365
Total consideration transferred	$30,067
In addition to the cash transferred, the consideration included a probable contingent liability related to an anti-dilution provision whereby the Company may issue additional shares of MVI to Sixense with an aggregate value of up to $4.5 million. As of September 30, 2018, the current and non-current portion of the related liability was $2.0 million and $2.5 million, respectively. The consideration transferred also included the $2.2 million carrying amount of the Company’s equity method investment in MVI as of the Transfer Agreement Closing Date, which was written-off as part of the accounting for the Transfer Agreement. The Company also recorded $3.4 million in non-controlling interest on the condensed consolidated financial statements related to the fair value of the remaining equity interest held by Sixense as of the Transfer Agreement Closing Date.
The primary asset acquired in the Transfer Agreement constitutes an in-process research and development asset (“IPR&D”). Due to the nature of the other assets acquired and liabilities assumed, the difference between the fair value of the consideration transferred and the fair value of the tangible net assets acquired was allocated solely to the IPR&D. The Company recorded a charge of $30.8 million to acquired in-process research and development expense in the condensed consolidated statements of operations at the Transfer Agreement Closing Date because the Company determined that (1) MVI had not yet reached technological feasibility or had not yet reached the appropriate regulatory approval for any products and (2) the asset had no alternative future use as of the Transfer Agreement Closing Date. Following the Transfer Agreement Closing Date, the financial results of MVI have been consolidated into the accompanying condensed consolidated financial statements, with the amounts attributable to the non-controlling interest classified separately.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$8,978	$—	$8,978
Money market funds	5,055	—	—	5,055
Marketable investments:
Commercial paper	—	12,655	—	12,655
U.S. treasury	6,364	—	—	6,364
U.S. agency and government sponsored securities	—	4,185	—	4,185
U.S. states and municipalities	—	8,564	—	8,564
Corporate bonds	—	114,408	—	114,408
Total	$11,419	$148,790	$—	$160,209
Financial Liabilities:
Contingent consideration obligations(1)	$—	$—	$2,519	$2,519
Total	$—	$—	$2,519	$2,519

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,185	$—	$9,185
Money market funds	2,264	—	—	2,264
Marketable investments:
Commercial paper	—	19,933	—	19,933
U.S. treasury	6,374	—	—	6,374
U.S. agency and government sponsored securities	—	4,769	—	4,769
U.S. states and municipalities	—	12,487	—	12,487
Corporate bonds	—	120,391	—	120,391
Total	$8,638	$166,765	$—	$175,403
Financial Liabilities:
Contingent consideration obligations(1)	$—	$—	$4,675	$4,675
Total	$—	$—	$4,675	$4,675

(1) More information on the contingent consideration obligations and the changes in fair value are presented below.
As of September 30, 2018, the Company’s contingent consideration liability is classified as a Level 3 measurement for which fair value is derived from various inputs, including forecasted revenues during the earn-out and milestone periods, revenue volatilities, discount rates, and estimates in the timing and likelihood of achieving revenue-based milestones. The fair value of the contingent consideration liability will be remeasured each reporting period. In addition to the revenue generated during the earn-out and milestone periods, the following table presents certain quantitative information about unobservable inputs used in the Level 3 fair value measurement of the Company’s contingent consideration liability:

	Fair Value at September 30, 2018 (in thousands)	Valuation Method	Unobservable Inputs	Input (range where applicable)
Crossmed: Revenue-based milestones	$2,519	Monte Carlo Simulation	Earn-out period over which revenue-based milestone payments are made	2018 - 2019
			Risk-adjusted discount rate	15%
			Revenue volatilities for each type of revenue-based milestone	8.9% and 14.8%
The following table summarizes the changes in fair value of the contingent consideration obligation for the nine months ended September 30, 2018 (in thousands):

Fair Value of Contingent Consideration Obligation	Crossmed(1)
Balance at December 31, 2017	$4,675
Additional contingent consideration liabilities	—
Payments of contingent consideration liabilities	(3,017)
Changes in fair value	851
Foreign currency remeasurement	10
Balance at September 30, 2018	$2,519

(1) During the three and nine months ended September 30, 2018, the fair value of the contingent consideration obligation related to the acquisition of Crossmed S.p.A. (“Crossmed”) increased by $0.1 million and $0.9 million, respectively, which was recorded in sales, general and administrative expense in the condensed consolidated statements of operations. The fair value of the contingent consideration increased as a result of updates to the underlying forecasts based on actual results to date and changes in estimates. For more information refer to Note “5. Business Combination.”

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and nine months ended September 30, 2018 and 2017, the Company did not record impairment charges related to its marketable investments and the Company did not hold any Level 3 marketable investments as of September 30, 2018 or December 31, 2017. Also, during the nine months ended September 30, 2018 and 2017, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2018 or December 31, 2017.
4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$16,930	$13,529
Work in process	9,751	6,073
Finished goods	83,025	75,299
Inventories	$109,706	$94,901
Accrued Liabilities
The following table shows the components of accrued liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Payroll and employee-related cost	$32,088	$22,001
Sales return provision	3,000	3,035
Preclinical and clinical trial cost	1,112	1,514
Royalty	819	1,115
Product warranty	1,808	1,088
Leasehold improvement expenditures	860	1,012
Acquisition-related costs(1)	3,711	4,752
Other accrued liabilities	12,785	10,308
Total accrued liabilities	$56,183	$44,825

(1) Acquisition-related costs consist of the current portion of contingent liabilities related to (1) the cash milestone payments and working capital adjustment liabilities for the acquisition of Crossmed and (2) an anti-dilution provision for the asset acquisition of MVI. Refer to Note “5. Business Combination” for more information on the acquisition of Crossmed and Note “3. Investments and Fair Value of Financial Instruments” for more information on the MVI asset acquisition.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Balance at the beginning of the period	$1,088	$1,254
Accruals of warranties issued	1,131	471
Settlements of warranty claims	(411)	(637)
Balance at the end of the period	$1,808	$1,088

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Deferred tax liabilities	$3,235	$3,299
Licensing-related cost(1)	11,423	12,717
Asset acquisition-related costs(2)	2,500	—
Other non-current liabilities	1,997	2,462
Total other non-current liabilities	$19,155	$18,478

(1) Amount relates to the non-current liability recorded for probable future milestone payments to be made under the licensing agreement described in Note “6. Intangible Assets.” Refer therein for more information.
(2) Asset acquisition-related costs represents the non-current portion of the probable contingent liability related to an anti-dilution provision for the asset acquisition of MVI. Refer to Note “3. Investments and Fair Value of Financial Instruments” for more information on the MVI asset acquisition.
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
On the Closing Date, the Company paid the sellers of Crossmed an initial payment of €8.2 million, or approximately $9.4 million, subject to post-closing adjustments for working capital and financial debt. The Company is also obligated to pay additional consideration in the form of milestone payments based on Crossmed’s net revenue, and may be required to pay additional consideration based on incremental net revenue, for the year ended December 31, 2017, and each of the years ending December 31, 2018 and 2019. There is no limit on the milestone payments that can be paid out. During the nine months ended September 30, 2018, the Company made $4.4 million in cash payments to the Sellers, of which $3.0 million related to the achievement of the 2017 milestones and the remainder related to working capital and financial debt adjustments. These payments have been presented as a component of financing activities in the condensed consolidated statement of cash flows due to the nature and timing of the payments.
As of September 30, 2018, the fair value of the current and non-current portion of the related liabilities for the future cash milestone payments recorded on the condensed consolidated balance sheet was $1.3 million and $1.2 million, respectively. For more information with respect to the nature and fair value of the Company’s contingent consideration obligations, refer to Note “3. Investments and Fair Value of Financial Instruments.”

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
6. Intangible Assets
Acquired Intangible Assets
The following table presents details of the Company’s acquired finite-lived and indefinite-lived intangible assets, as of September 30, 2018 and December 31, 2017 (in thousands, except weighted-average amortization period):

As of September 30, 2018	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,919	$(576)	$6,343
Trade secrets and processes	20.0 years	5,256	(197)	5,059
Other	5.0 years	1,784	(446)	1,338
Total intangible assets subject to amortization	15.9 years	$13,959	$(1,219)	$12,740
Intangible assets related to licensed technology		14,544	—	14,544
Total intangible assets		$28,503	$(1,219)	$27,284

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2017	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$7,141	$(238)	$6,903
Other	5.0 years	1,841	(183)	1,658
Total intangible assets subject to amortization	13.1 years	$8,982	$(421)	$8,561
Intangible assets related to licensed technology		15,217	—	15,217
Total intangible assets		$24,199	$(421)	$23,778
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
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$66	$—	$197	$—
Sales, general and administrative	205	258	631	258
Total	$271	$258	$828	$258
Licensed technology
During the third quarter of 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments on sales of products covered by the licensed intellectual property. The Company recorded an intangible asset equal to the total payments made and expected to be made under the License Agreement and a corresponding contingent liability for the probable future milestone payments not yet paid. The licensed technology is accounted for as an indefinite-lived intangible asset. Once regulatory approval is received to market and commercialize products utilizing the underlying technology, the Company will begin amortizing the intangible asset.
At the end of each reporting period the Company adjusts the contingent liabilities to reflect the amount of future milestone payments that are probable to be paid. Prior to the commercialization of products utilizing the underlying technology, any changes in the contingent liability are recorded as an adjustment between the liability balances and the gross carrying amount of the indefinite-lived intangible asset. During the three and nine months ended September 30, 2018, the contingent liability related to the exclusive technology license agreement increased by $0.3 million and decreased by $0.7 million, respectively. The changes in the contingent liability balance were due to changes in the underlying revenue forecasts used to estimate the probable future milestone payments. As of September 30, 2018, the balance of the contingent liability related to probable future milestone payments under the Licensing Agreement was $12.0 million, of which $0.6 million and $11.4 million were included in accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet, respectively.
As of September 30, 2018, the gross carrying amount of the indefinite-lived intangible asset was $14.5 million. During the nine months ended September 30, 2018, the Company noted no events or circumstances that indicate the carrying value of the licensed technology may no longer be recoverable and that an impairment loss may have occurred.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2018 (in thousands):

Total Company
Balance as of December 31, 2017	$8,178
Foreign currency translation	(255)
Balance as of September 30, 2018	$7,923
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, on October 31st, or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the nine months ended September 30, 2018, there were no events or changes in circumstances which triggered an impairment review.
8. Commitments and Contingencies
Lease Commitments
The Company leases its offices primarily under non-cancelable operating leases that expire at various dates through 2031, subject to its option to renew certain leases for an additional 5 to 15 years. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2018 and 2017 was $1.4 million and $1.4 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $4.3 million and $4.3 million, respectively. In addition, the Company’s lease commitments also require it to make additional payments during the lease term for taxes, insurance and other operating expenses. The Company leases other equipment and vehicles primarily under non-cancelable operating leases that expire at various dates through 2021.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both September 30, 2018 and December 31, 2017, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of 15 years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Royalty expense included in cost of revenue for the three months ended September 30, 2018 and 2017, was $0.9 million and $1.0 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $2.4 million and $3.0 million, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Incentive Plans
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively the “Plans”) during the nine months ended September 30, 2018 is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2017	2,107,104	$17.58
Exercised	(348,316)	12.32
Canceled/Forfeited	(2,014)	22.04
Balance at September 30, 2018	1,756,774	18.62

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock and restricted stock units under the Plans during the nine months ended September 30, 2018 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2017	742,405	$38.86
Granted	109,021	110.33
Vested	(376,284)	38.67
Canceled/Forfeited	(3,625)	80.11
Unvested at September 30, 2018	471,517	55.21
As of September 30, 2018, 460,432 restricted stock and restricted stock units are expected to vest.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$260	$316	$677	$817
Research and development	405	352	1,148	913
Sales, general and administrative	3,747	3,819	11,726	11,362
Total	$4,412	$4,487	$13,551	$13,092
As of September 30, 2018, total unrecognized compensation cost was $23.7 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.2 years.
The total stock-based compensation cost capitalized in inventory was $0.4 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively.
10. Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of net (loss) income, these comprehensive income (loss) items accumulate and are included within accumulated other comprehensive (loss) income. Unrealized gains and losses on the Company’s marketable investments are reclassified from accumulated other comprehensive (loss) income into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive (loss) income.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the accumulated balances during the three and nine months ended September 30, 2018 and September 30, 2017, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive (loss) income into earnings affect the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(451)	$(210)	$(661)	$(38)	$(4,657)	$(4,695)
Other comprehensive (loss) income before reclassifications:
Unrealized gain— marketable investments	151	—	151	54	—	54
Foreign currency translation (losses)	—	(353)	(353)	—	5,845	5,845
Income tax effect — (expense)	(36)	—	(36)	—	—	—
Net of tax	115	(353)	(238)	54	5,845	5,899
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized gains — marketable investments	—	—	—	—	—	—
Income tax effect — (expense)	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	115	(353)	(238)	54	5,845	5,899
Balance at end of the period	$(336)	$(563)	$(899)	$16	$1,188	$1,204

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(235)	$1,804	$1,569	$(105)	$(4,583)	$(4,688)
Other comprehensive (loss) income before reclassifications:
Unrealized (losses) gain— marketable investments	(102)	—	(102)	157	—	157
Foreign currency translation (losses)	—	(2,145)	(2,145)	—	5,771	5,771
Income tax effect — benefit (expense)	1	(222)	(221)	—	—	—
Net of tax	(101)	(2,367)	(2,468)	157	5,771	5,928
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized (losses)— marketable investments	—	—	—	(36)	—	(36)
Income tax effect — expense	—	—	—	—	—	—
Net of tax	—	—	—	(36)	—	(36)
Net current-year other comprehensive (loss) income	(101)	(2,367)	(2,468)	121	5,771	5,892
Balance at end of the period	$(336)	$(563)	$(899)	$16	$1,188	$1,204

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
During the three months ended September 30, 2018, the Company acquired a controlling interest in MVI which was accounted for as an asset acquisition for financial statement purposes. As a result, the Company recorded a charge of $30.8

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

million to acquired in-process research and development expense in the condensed consolidated statements of operations at the Transfer Agreement Closing Date, which is not deductible for tax purposes. Refer to Note “3. Investments and Fair Value of Financial Instruments” for more information on the MVI asset acquisition. The Company considers this expense a significant unusual and infrequently occurring item. As a result, the $30.8 million charge was excluded from the calculation of the Company’s estimated annual effective tax rate.
The Company’s provision for income taxes was a $1.6 million tax expense for the three months ended September 30, 2018, compared to a $0.5 million tax expense for the three months ended September 30, 2017. The Company’s effective tax rate changed to (8.0)% for the three months ended September 30, 2018, compared to 36.8% for the three months ended September 30, 2017. The Company’s provision for income taxes was a $5.3 million tax benefit in the nine months ended September 30, 2018, compared to a $2.3 million tax expense in the nine months ended September 30, 2017. The Company’s effective tax rate changed to 92.1% for the nine months ended September 30, 2018, compared to (160.3)% for the nine months ended September 30, 2017. The Company’s provision for/(benefit from) income taxes for the three and nine months ended September 30, 2018 was primarily due to excess tax benefits from stock-based compensation attributable to the Company’s US jurisdiction, income taxes attributable to the Company’s profits in its foreign jurisdictions, and a discrete tax charge resulting from the acquired in-process research and development expense associated with the MVI asset acquisition which is not deductible for tax purposes. The Company’s provision for income taxes in the three and nine months ended September 30, 2017 was primarily due to income taxes attributable to the Company’s foreign jurisdictions, and the tax impact from recognizing the deferred tax assets associated with intra-entity asset transfers. The tax benefits attributable to the Company’s US jurisdiction were excluded from its tax provision for the three and nine months ended September 30, 2017 due to the partial valuation allowance recorded against the Company’s domestic DTAs as of September 30, 2017.
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
In the nine months ended September 30, 2018, the Company recorded a provisional tax charge for the deemed repatriation tax on the undistributed earnings of its foreign subsidiaries. The Company also made sufficient progress on its global intangible low-taxed income tax analysis to reasonably estimate the effects, and therefore reflected provisional amounts in the Company’s financial statements for the nine months ended September 30, 2018. Recording estimates of the tax impact of the deemed repatriation and the global intangible low-taxed income did not have a material effect on the Company’s financial statements. The final impact of the Tax Reform Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, and additional guidance that may be issued.
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
The Company considered its projections of future taxable income in conjunction with relevant provisions of the Tax Reform Act, and concluded that sufficient future taxable income will be generated to realize the benefits of its federal DTAs prior to expiration other than its federal research and development tax credit DTAs. The Company’s federal research and development tax credit DTAs, which have a 20 year carryforward period, are expected to expire prior to utilization based on future projected taxable income. As a result, the Company maintains a valuation allowance against its federal research and development tax credit DTAs as of September 30, 2018.
Consistent with prior periods, the Company maintained a full valuation allowance against its California DTAs as of September 30, 2018.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Net (loss) income attributable to Penumbra, Inc. per Share
The Company’s basic net (loss) income attributable to Penumbra, Inc. per share is calculated by dividing the net (loss) income attributable to Penumbra, Inc. by the weighted average number of shares of common stock outstanding for the period. The diluted net (loss) income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock, restricted stock units and stock sold through the Company’s employee stock purchase plan are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted (loss) income per share for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to Penumbra, Inc.	$(18,930)	$238	$(58)	$(4,426)
Denominator:
Weighted average shares used to compute net income (loss):
Basic	34,248,484	33,446,841	34,057,216	32,766,135
Effect of dilutive securities from stock-based benefit plans, as calculated using treasury stock method	—	2,217,431	—	—
Diluted	34,248,484	35,664,272	34,057,216	32,766,135
Net (loss) income attributable to Penumbra, Inc. per share from:
Basic	$(0.55)	$0.01	$—	$(0.14)
Diluted	$(0.55)	$0.01	$—	$(0.14)
Outstanding common stock equivalents of 2.3 million and 21 thousand shares for the three months ended September 30, 2018 and 2017, respectively, and 2.3 million and 3.0 million shares for the nine months ended September 30, 2018 and 2017, respectively, were excluded from the computation of diluted net (loss) income attributable to Penumbra Inc. per share because their effect would have been anti-dilutive.

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
As required by ASC 606, the impact of adoption of the new revenue standard on the Company's condensed consolidated statements of operations and comprehensive income and condensed consolidated balance sheets was as follows (in thousands):

	As of September 30, 2018
			Adjusted Balance
	As Reported	Adjustments	Without 606 Adoption
Consolidated Balance Sheet Data:
Assets
Accounts receivable, net of doubtful accounts	80,435	(921)	79,514
Inventories	109,706	314	110,020
Deferred taxes	32,985	198	33,183
Equity
Retained Earnings	2,403	(409)	1,994

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
			Adjusted Balance			Adjusted Balance
	As Reported	Adjustments	Without 606 Adoption	As Reported	Adjustments	Without 606 Adoption
Consolidated Income Statement Data:
Revenue	111,806	(23)	111,783	324,145	(263)	323,882
Cost of revenue	36,794	(9)	36,785	110,324	(97)	110,227
Income (loss) from operations	(20,849)	(14)	(20,863)	(7,521)	(166)	(7,687)
Income (loss) before income taxes and equity in losses of unconsolidated investee	(19,908)	(14)	(19,922)	(5,741)	(166)	(5,907)
(Benefit from) provision for income taxes	1,598	(5)	1,593	(5,288)	(54)	(5,342)
Net income (loss) attributable to Penumbra, Inc.	(18,930)	(9)	(18,939)	(58)	(112)	(170)
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$72,991	$55,652	$210,070	$157,559
Japan	10,131	8,499	31,427	24,483
Other International	28,684	19,760	82,648	55,671
Total	$111,806	$83,911	$324,145	$237,713
The Company’s revenues disaggregated by product category, for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Neuro	$74,689	$58,670	$220,318	$165,122
Peripheral Vascular	37,117	25,241	103,827	72,591
Total	$111,806	$83,911	$324,145	$237,713
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
Payment terms - Our payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of September 30, 2018.
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
Since our founding in 2004, we have invested heavily in our product development capabilities in our two key markets: neuro and peripheral vascular. We launched our first neurovascular product in 2007, our first peripheral vascular product in 2013 and our first neurosurgical product in 2014. We expect to continue to develop and build our portfolio of products based on our thrombectomy, embolization and access technologies. Generally, when we introduce a next generation product or a new product designed to replace a current product, sales of the earlier generation product or the product replaced decline. Our research and development activities are centered around the development of new products and clinical activities designed to support our regulatory submissions and demonstrate the effectiveness of our products. In addition to the development of thrombectomy, embolization and access technologies, in the second quarter of 2017, we formed MVI Health Inc. (“MVI”), a privately-held joint venture, with Sixense Enterprises, Inc. (“Sixense”) for the purpose of exploring healthcare applications of virtual reality technology. At the time MVI was formed, we held 50% of the issued and outstanding equity of MVI with Sixense holding the remaining 50%. On August 31, 2018, we acquired a 90% controlling interest in MVI and expect to continue to make investments to further develop MVI’s business which is currently in the development stage. The underlying technology MVI is developing has not yet reached technological feasibility or has not yet reached the appropriate regulatory approval for any products to date. Therefore, MVI was pre-revenue for the three and nine months ended September 30, 2018.
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
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the nine months ended September 30, 2018 and 2017, 35.2% and 33.7% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $324.1 million and $237.7 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $86.4 million.
Impact of the MVI Asset Acquisition
During the three and nine months ended September 30, 2018, we incurred a $30.8 million acquired in-process research and development (“IPR&D”) charge in connection with the acquisition of a controlling interest in MVI which was accounted for as an asset acquisition. As a result of the acquired IPR&D charge, we generated an operating loss of $7.5 million for the nine months ended September 30, 2018, compared to an operating loss of $2.7 million for the nine months ended September 30, 2017.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(in thousands, except for percentages)
Revenue	$111,806	100.0%	$83,911	100.0%	$324,145	100.0%	$237,713	100.0%
Cost of revenue	36,794	32.9	29,134	34.7	110,324	34.0	84,298	35.5
Gross profit	75,012	67.1	54,777	65.3	213,821	66.0	153,415	64.5
Operating expenses:
Research and development	9,092	8.1	8,132	9.7	25,298	7.8	23,260	9.8
Sales, general and administrative	55,934	50.0	45,962	54.8	165,209	51.0	132,846	55.9
Acquired in-process research and development	30,835	27.6	—	—	30,835	9.5	—	—
Total operating expenses	95,861	85.7	54,094	64.5	221,342	68.3	156,106	65.7
(Loss) income from operations	(20,849)	(18.6)	683	0.8	(7,521)	(2.3)	(2,691)	(1.1)
Interest income, net	771	0.7	658	0.8	2,240	0.7	1,926	0.8
Other income (expense), net	170	0.2	(102)	(0.1)	(460)	(0.1)	(665)	(0.3)
(Loss) income before income taxes and equity in losses of unconsolidated investee	(19,908)	(17.8)	1,239	1.5	(5,741)	(1.8)	(1,430)	(0.6)
Provision for (benefit from) provision for income taxes	1,598	1.4	456	0.5	(5,288)	(1.6)	2,293	1.0
(Loss) income before equity in losses of unconsolidated investee	(21,506)	(19.2)	783	0.9	(453)	(0.1)	(3,723)	(1.6)
Equity in losses of unconsolidated investee	(920)	(0.8)	(545)	(0.6)	(3,101)	(1.0)	(703)	(0.3)
Consolidated net (loss) income	$(22,426)	(20.1)%	$238	0.3%	$(3,554)	(1.1)%	$(4,426)	(1.9)%
Net loss attributable to non-controlling interest	(3,496)	(3.1)	—	—	(3,496)	(1.1)	—	—
Net (loss) income attributable to Penumbra, Inc.	$(18,930)	(16.9)%	$238	0.3%	$(58)	—%	$(4,426)	(1.9)%

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenue

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Neuro	$74,689	$58,670	$16,019	27.3%
Peripheral Vascular	37,117	25,241	11,876	47.1%
Total	$111,806	$83,911	$27,895	33.2%
Revenue increased $27.9 million, or 33.2%, to $111.8 million in the three months ended September 30, 2018, from $83.9 million in the three months ended September 30, 2017. Our revenue growth resulted from further market penetration of our existing products and sales of new products. Sales within our neuro and peripheral vascular businesses accounted for slightly less than 60% and slightly more than 40% of the revenue increase, respectively, in the three months ended September 30, 2018.
Revenue from our neuro products increased $16.0 million, or 27.3%, to $74.7 million in the three months ended September 30, 2018, from $58.7 million in the three months ended September 30, 2017. This was primarily attributable to increased sales of our Penumbra System products, which accounted for approximately 90% of the total change in neuro revenue. Our sales of Penumbra System products experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. This growth was partially offset by a decrease in sales of our neuro embolization products, which decreased by approximately 10% of the total change in neuro revenue, as demand for our neuro embolization products fluctuates from period to period due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $11.9 million, or 47.1%, to $37.1 million in the three months ended September 30, 2018, from $25.2 million in the three months ended September 30, 2017. This increase was driven by sales of our Indigo System products which accounted for slightly more than half of the peripheral vascular revenue increase in the three months ended September 30, 2018. This was primarily attributable to further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Three Months Ended September 30,				Change
	2018		2017		$	%
	(in thousands, except for percentages)
United States	$72,991	65.3%	$55,652	66.4%	$17,339	31.2%
Japan	10,131	9.1%	8,499	10.1%	1,632	19.2%
Other International	28,684	25.6%	19,760	23.5%	8,924	45.2%
Total	$111,806	100.0%	$83,911	100.0%	$27,895	33.2%
Revenue from sales in international markets increased $10.6 million, or 37.4%, to $38.8 million in the three months ended September 30, 2018, from $28.3 million in the three months ended September 30, 2017. Revenue from international sales represented 34.7% and 33.6% of our total revenue for the three months ended September 30, 2018 and 2017, respectively.
Gross Margin

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Cost of revenue	$36,794	$29,134	$7,660	26.3%
Gross profit	$75,012	$54,777	$20,235	36.9%
Gross margin %	67.1%	65.3%
Gross margin increased by 1.8 percentage points to 67.1% in the three months ended September 30, 2018, from 65.3% in the three months ended September 30, 2017. The increase in gross margin was primarily due to a more favorable product and geographic mix.
Research and Development (R&D)

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
R&D	$9,092	$8,132	$960	11.8%
R&D as a percentage of revenue	8.1%	9.7%
R&D expenses increased by $1.0 million, or 11.8%, to $9.1 million in the three months ended September 30, 2018, from $8.1 million in the three months ended September 30, 2017. The increase was primarily due to a $0.9 million increase in personnel-related expenses primarily due to an increase in headcount to support our growth and a $0.6 million increase in product development and testing costs. This was partially offset by a $0.4 million decrease in clinical trial costs and a $0.3 million decrease in consultant and contractor expenses.

We have made investments, and plan to continue to make investments, in the development of our products, which includes hiring additional research and development employees. As a result, we expect that operating expenses may increase in the near term. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials.
Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
SG&A	$55,934	$45,962	$9,972	21.7%
SG&A as a percentage of revenue	50.0%	54.8%
SG&A expenses increased by $10.0 million, or 21.7%, to $55.9 million in the three months ended September 30, 2018, from $46.0 million in the three months ended September 30, 2017. The increase was primarily due to a $7.6 million increase in personnel-related expenses largely attributable to an increase in headcount to support our growth and a $1.2 million increase related to a benefit recorded in the third quarter of the prior year due to a net refund of previously paid medical device excise tax.
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
Acquired In-Process Research and Development

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$30,835	$—	$30,835	not meaningful
Acquired in-process research and development as a percentage of revenue	27.6%	—%
During the three months ended September 30, 2018, we recorded a $30.8 million acquired IPR&D charge in connection with the acquisition of a controlling interest in MVI Health Inc. which was accounted for as an asset acquisition.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Provision for income taxes	$1,598	$456	$1,142	250.4%
Effective tax rate	(8.0)%	36.8%
Our provision for income taxes changed by $1.1 million, to $1.6 million of tax provision in the three months ended September 30, 2018, compared to $0.5 million of tax provision in the three months ended September 30, 2017. Our effective tax rate changed to (8.0)% for the three months ended September 30, 2018, compared to 36.8% for the three months ended September 30, 2017. The tax provision for income taxes for the three months ended September 30, 2018 was primarily due to income taxes attributable to profits in our foreign jurisdictions, a discrete tax charge resulting from the acquired IPR&D expense associated with the acquisition of a controlling interest in MVI Health Inc., which is not deductible for tax purposes, offset by the inclusion of excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. The tax provision for the three months ended September 30, 2017 was primarily due to income taxes attributable to our foreign jurisdictions, and the tax impact associated with intra-entity asset transfers. The tax benefits attributable to our U.S. jurisdiction were excluded from our tax provision for the three months ended September 30, 2017 due to the partial valuation allowance recorded against our domestic DTAs as of September 30, 2017.
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
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Neuro	$220,318	$165,122	$55,196	33.4%
Peripheral Vascular	103,827	72,591	31,236	43.0%
Total	$324,145	$237,713	$86,432	36.4%
Revenue increased $86.4 million, or 36.4%, to $324.1 million in the nine months ended September 30, 2018, from $237.7 million in the nine months ended September 30, 2017. Our revenue growth resulted from further market penetration of our existing products and sales of new products. Increased sales within our neuro and peripheral vascular businesses accounted for slightly less than two-thirds and slightly more than one-third of the revenue increase, respectively, in the nine months ended September 30, 2018.
Revenue from our neuro products increased $55.2 million, or 33.4%, to $220.3 million in the nine months ended September 30, 2018, from $165.1 million in the nine months ended September 30, 2017. This was primarily attributable to increased sales of our Penumbra System products and neuro access products which accounted for approximately 80% and approximately 15% of the neuro revenue increase, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke. The overall market growth has led to increases in the number of procedures performed by specialist physicians using our products. Further, there was greater demand for our neuro access products, which can fluctuate from period to period due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our peripheral vascular products increased $31.2 million, or 43.0%, to $103.8 million in the nine months ended September 30, 2018, from $72.6 million in the nine months ended September 30, 2017. This was driven by increased sales of Indigo System products, which accounted for approximately half of the peripheral vascular revenue increase. This increase was primarily attributable to further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our peripheral vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customer’s shipping destination, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,				Change
	2018		2017		$	%
	(in thousands, except for percentages)
United States	$210,070	64.8%	$157,559	66.3%	$52,511	33.3%
Japan	31,427	9.7%	24,483	10.3%	6,944	28.4%
Other International	82,648	25.5%	55,671	23.4%	26,977	48.5%
Total	$324,145	100.0%	$237,713	100.0%	$86,432	36.4%
Revenue from sales in international markets increased $33.9 million, or 42.3%, to $114.1 million in the nine months ended September 30, 2018, from $80.2 million in the nine months ended September 30, 2017. Revenue from international sales represented 35.2% and 33.7% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively.

Gross Margin

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Cost of revenue	$110,324	$84,298	$26,026	30.9%
Gross profit	$213,821	$153,415	$60,406	39.4%
Gross margin %	66.0%	64.5%
Gross margin increased 1.5 percentage points to 66.0% in the nine months ended September 30, 2018, from 64.5% in the nine months ended September 30, 2017. The increase in gross margin was primarily due to a more favorable product and geographic mix.
Research and Development (R&D)

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
R&D	$25,298	$23,260	$2,038	8.8%
R&D as a percentage of revenue	7.8%	9.8%
R&D expenses increased by $2.0 million, or 8.8%, to $25.3 million in the nine months ended September 30, 2018, from $23.3 million in the nine months ended September 30, 2017. The increase was primarily a $2.9 million increase in personnel-related expenses primarily due to an increase in headcount to support our growth and a $2.1 million increase in product development and testing costs. This was partially offset by a $2.6 million decrease in clinical trial costs and a $0.6 million decrease in consultant and contractor expenses.
We have made investments, and plan to continue to make investments, in the development of our products, which includes hiring additional research and development employees. As a result, we expect that operating expenses may increase in the near term. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials.
Sales, General and Administrative (SG&A)

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
SG&A	$165,209	$132,846	$32,363	24.4%
SG&A as a percentage of revenue	51.0%	55.9%
SG&A expenses increased by $32.4 million, or 24.4%, to $165.2 million in the nine months ended September 30, 2018, from $132.8 million in the nine months ended September 30, 2017. The increase was primarily due to a $23.4 million increase in personnel-related expense largely attributable to an increase in headcount to support our growth, $3.0 million increase in travel-related expenses, and a $1.2 million increase related to a benefit recorded in the third quarter of the prior year due to a net refund of previously paid medical device excise tax.
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

Acquired In-Process Research and Development

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$30,835	$—	$30,835	not meaningful
Acquired in-process research and development as a percentage of revenue	9.5%	—%
During the nine months ended September 30, 2018, we recorded a $30.8 million acquired IPR&D charge in connection with the acquisition of a controlling interest in MVI which was accounted for as an asset acquisition.
(Benefit from) Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(5,288)	$2,293	$(7,581)	(330.6)%
Effective tax rate	92.1%	(160.3)%
Our provision for income taxes changed by $7.6 million, to a $5.3 million tax benefit in the nine months ended September 30, 2018, from $2.3 million of tax provision in the nine months ended September 30, 2017. Our effective tax rate changed to 92.1% for the nine months ended September 30, 2018, compared to (160.3)% for the nine months ended September 30, 2017. The tax benefit from income taxes for the nine months ended September 30, 2018, was primarily due to the inclusion of excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction, offset by income taxes attributable to profits in our foreign jurisdictions, and a discrete tax charge resulting from the acquired IPR&D expense associated with the acquisition of a controlling interest in MVI, which is not deductible for tax purposes. The tax provision for the nine months ended September 30, 2017 was primarily due to income taxes attributable to our foreign jurisdictions, and the tax impact from recognizing the deferred tax assets associated with intra-entity asset transfers. The tax benefits attributable to our U.S. jurisdiction were excluded from our tax provision for the nine months ended September 30, 2017 due to the partial valuation allowance recorded against our domestic DTAs as of September 30, 2017.
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
Liquidity and Capital Resources
As of September 30, 2018, we had $332.5 million in working capital, which included $47.7 million in cash and cash equivalents and $146.2 million in marketable investments. As of September 30, 2018, we held approximately 41.2% of our cash and cash equivalents in foreign entities.
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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$47,742	$50,637
Marketable investments	146,176	163,954
Accounts receivable, net	80,435	58,007
Accounts payable	8,869	6,757
Accrued liabilities	56,183	44,825
Working capital(1)	332,543	330,652
__________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$50,637	$13,236
Net cash provided by operating activities	21,277	13,598
Net cash (used in) investing activities	(10,010)	(61,259)
Net cash (used in) provided by financing activities	(12,983)	101,914
Cash and cash equivalents and restricted cash at end of period	47,742	65,621
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, accretion of discounts or amortization of premiums on marketable investments, stock-based compensation expense, loss on non-marketable equity investments, provision for doubtful accounts, inventory write-offs and write-downs, changes in deferred tax balances, changes in the fair value of contingent consideration and acquired IPR&D), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $21.3 million during the nine months ended September 30, 2018 and consisted of a consolidated net loss of $3.6 million and non-cash items of $48.3 million, offset by net changes in operating assets and liabilities of $23.4 million. The change in operating assets and liabilities includes an increase in accounts receivable of $23.3 million and an increase in inventories of $15.4 million to support our revenue growth, partially offset by an increase in accrued expenses and other non-current liabilities of $12.8 million, an increase in accounts payable of $1.7 million as a result of the growth in our business activities and a decrease in prepaid expenses and other current and non-current assets of $0.7 million.
Net cash provided by operating activities was $13.6 million during the nine months ended September 30, 2017 and consisted of a consolidated net loss of $4.4 million and non-cash items of $18.3 million, offset by net changes in operating assets and liabilities of $0.3 million. The change in operating assets and liabilities include the increase in inventories of $14.7 million to support our revenue growth, partially offset by an increase in accrued expenses and other non-current liabilities of $9.5 million, a decrease in prepaid expenses and other current and non-current assets of $3.3 million, an increase in accounts payable of $0.9 million as a result of the growth in our business activities and a decrease in accounts receivable of $0.7 million.

Net Cash Used in Investing Activities
Net cash used in investing activities relates primarily to purchases of marketable investments, the acquisition of assets or a business, capital expenditures and contributions towards non-marketable investments, partially offset by proceeds from maturities and sales of marketable investments.
Net cash used in investing activities was $10.0 million during the nine months ended September 30, 2018 and consisted of payments for the MVI asset acquisition, net of cash acquired, of $19.9 million, capital expenditures of $6.6 million and contributions to non-marketable investments of $1.4 million, partially offset by proceeds from maturities and sales of marketable investments, net of purchases, of $17.8 million.
Net cash used in investing activities was $61.3 million during the nine months ended September 30, 2017 and consisted of net purchases from sales and maturities of marketable investments of $37.6 million, the acquisition of a business, net of cash acquired of $9.3 million, capital expenditures of $6.8 million, purchase of non-marketable investments of $5.1 million, and purchases of intangibles of $2.5 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in and provided by financing activities primarily relates to capital raising activities through equity and certain acquisition-related payments.
Net cash used in financing activities was $13.0 million during the nine months ended September 30, 2018 and primarily consisted of $16.0 million of payments of employee taxes related to vested restricted stock and restricted stock units and $4.4 million of payments made in 2018 in connection with our acquisition in 2017. This was partially offset by proceeds from exercises of stock options of $4.3 million and proceeds from issuance of stock under our employee stock purchase plan of $3.6 million.
Financing activities in the nine months ended September 30, 2017 provided net cash of $101.9 million due to proceeds from issuance of common stock net of issuance cost of $106.3 million, proceeds from issuance of stock under our employee stock purchase plan of $2.9 million, and proceeds from exercises of stock options of $4.2 million. This was partially offset by payment of employee taxes related to vested restricted stock of $10.6 million and payment of obligation in debt and credit facilities of $0.9 million.
Contractual Obligations and Commitments
On September 17, 2018, we entered into a lease of certain property in Roseville, California, for a fifteen year term, commencing upon substantial completion of improvements to the property. Annual base rent is approximately $1 million in the first three years of the lease, subject to a ten-month rent abatement during the first year. The total estimated lease payments over the fifteen year lease term is approximately $35.7 million. We also have the option to renew the lease for an additional five to ten years.
There have been no other material changes to our contractual obligations and commitments as of September 30, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recently Issued Accounting Standards
For information with respect to recently issued accounting standards and the impact of these standards on our condensed consolidated financial statements, see Note “2. Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk. We had cash and cash equivalents of $47.7 million as of September 30, 2018, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $146.2 million, which consisted primarily of commercial paper, corporate bonds, non-U.S. government debt securities, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2018 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at September 30, 2018.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	—	—	—
August 1, 2018 - August 31, 2018	428	$124.35	—	—
September 1, 2018 - September 30, 2018	—	—	—	—
Total	428	$124.35	—	—

(1) During the three months ended September 30, 2018, the Company withheld 428 shares of restricted stock at an aggregate cost of approximately $53,222, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: November 5, 2018
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)