Form 10-Q
period 2019-03-31
Penumbra Inc
filed 2019-05-07
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 23, 2019, the registrant had 34,737,497 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$95,606	$67,850
Marketable investments	99,241	133,039
Accounts receivable, net of doubtful accounts of $2,877 and $2,782 at March 31, 2019 and December 31, 2018, respectively	94,679	81,896
Inventories	121,691	115,741
Prepaid expenses and other current assets	11,869	12,200
Total current assets	423,086	410,726
Property and equipment, net	35,380	35,407
Operating lease right-of-use assets	42,376	—
Intangible assets, net	26,813	27,245
Goodwill	7,659	7,813
Deferred taxes	31,862	32,940
Other non-current assets	1,613	875
Total assets	$568,789	$515,006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,692	$8,176
Accrued liabilities	58,032	57,886
Current operating lease liabilities	3,688	—
Total current liabilities	69,412	66,062
Deferred rent	—	7,586
Non-current operating lease liabilities	46,070	—
Other non-current liabilities	16,644	18,943
Total liabilities	132,126	92,591
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	419,514	415,084
Accumulated other comprehensive loss	(2,578)	(1,942)
Retained earnings	19,762	9,064
Total Penumbra, Inc. stockholders’ equity	436,732	422,240
Non-controlling interest	(69)	175
Total stockholders’ equity	436,663	422,415
Total liabilities and stockholders’ equity	$568,789	$515,006
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$128,439	$102,701
Cost of revenue	44,529	36,144
Gross profit	83,910	66,557
Operating expenses:
Research and development	11,667	8,013
Sales, general and administrative	61,091	54,499
Total operating expenses	72,758	62,512
Income from operations	11,152	4,045
Interest income, net	733	749
Other income (expense), net	24	(290)
Income before income taxes and equity in losses of unconsolidated investee	11,909	4,504
Provision for (benefit from) income taxes	1,455	(1,938)
Income before equity in losses of unconsolidated investee	10,454	6,442
Equity in losses of unconsolidated investee	—	(951)
Consolidated net income	$10,454	$5,491
Net loss attributable to non-controlling interest	(244)	—
Net income attributable to Penumbra, Inc.	$10,698	$5,491

Net income attributable to Penumbra, Inc. per share:
Basic	$0.31	$0.16
Diluted	$0.30	$0.15
Weighted average shares outstanding:
Basic	34,507,279	33,846,142
Diluted	36,213,164	35,917,051
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Consolidated net income	$10,454	$5,491
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(1,098)	1,386
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	462	(318)
Total other comprehensive (loss) income, net of tax	(636)	1,068
Consolidated comprehensive income	$9,818	$6,559
Net loss attributable to non-controlling interest	(244)	—
Comprehensive income attributable to Penumbra, Inc.	$10,062	$6,559
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	34,437,339	$34	$415,084	$(1,942)	$9,064	$422,240	$175	$422,415
Issuance of common stock	140,598	—	1,071	—	—	1,071	—	1,071
Shares held for tax withholdings	(14,284)	—	(2,098)	—	—	(2,098)	—	(2,098)
Stock-based compensation	—	—	5,457	—	—	5,457	—	5,457
Other comprehensive loss	—	—	—	(636)	—	(636)	—	(636)
Net income	—	—	—	—	10,698	10,698	(244)	10,454
Balance at March 31, 2019	34,563,653	$34	$419,514	$(2,578)	$19,762	$436,732	$(69)	$436,663

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	33,685,146	$33	$396,810	$1,569	$1,996	$400,408	$—	$400,408
Issuance of common stock	232,943	1	1,328	—	—	1,329	—	1,329
Issuance of common stock pursuant to royalty buy-out	53,256	—	5,256	—	—	5,256	—	5,256
Shares held for tax withholdings	(38,677)	—	(3,530)	—	—	(3,530)	—	(3,530)
Stock-based compensation	—	—	4,435	—	—	4,435	—	4,435
Cumulative effect adjustments(1)	—	—	—	—	464	464	—	464
Other comprehensive income	—	—	—	1,068	—	1,068	—	1,068
Net income	—	—	—	—	5,491	5,491	—	5,491
Balance at March 31, 2018	33,932,668	$34	$404,299	$2,637	$7,951	$414,921	$—	$414,921

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
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,454	$5,491
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,804	1,399
Stock-based compensation	5,095	4,154
Loss on non-marketable equity investments	—	951
Inventory write-downs	658	300
Deferred taxes	1,078	(2,209)
Change in fair value of contingent consideration	—	442
Other	396	389
Changes in operating assets and liabilities:
Accounts receivable	(13,373)	(6,109)
Inventories	(6,728)	208
Prepaid expenses and other current and non-current assets	45	2,986
Accounts payable	(1,503)	622
Accrued expenses and other non-current liabilities	6	2,084
Net cash (used in) provided by operating activities	(2,068)	10,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to non-marketable investments	—	(352)
Purchases of marketable investments	—	(42,552)
Proceeds from sales of marketable investments	1,018	—
Proceeds from maturities of marketable investments	33,300	43,540
Purchases of property and equipment	(2,463)	(2,823)
Net cash provided by (used in) investing activities	31,855	(2,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	1,071	1,328
Payment of employee taxes related to vested common and restricted stock	(2,098)	(3,530)
Payment of acquisition-related obligations	(683)	(4,323)
Other	—	(219)
Net cash used in financing activities	(1,710)	(6,744)
Effect of foreign exchange rate changes on cash and cash equivalents	(321)	391
NET INCREASE IN CASH AND CASH EQUIVALENTS	27,756	2,168
CASH AND CASH EQUIVALENTS—Beginning of period	67,850	50,637
CASH AND CASH EQUIVALENTS—End of period	$95,606	$52,805
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued as consideration in connection with a buyout agreement (Notes 9 and 10)	$—	$5,256
Purchase of property and equipment funded through accounts payable and accrued liabilities	$860	$427
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, the changes in stockholders’ equity for the three months ended March 31, 2019 and 2018, and the cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than changes to the Company’s leasing policy described below in connection with the adoption of the guidance under Accounting Standards Codification (“ASC”) 842.
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiary. The portion of equity not attributable to the Company is considered non-controlling interest and is classified separately in the condensed consolidated financial statements. Any subsequent changes in the Company’s ownership interest while the Company retains its controlling interest in its majority-owned subsidiary will be accounted for as equity transactions. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, provisions for doubtful accounts, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of property and equipment, operating lease right-of-use (“ROU”) assets and liabilities, income taxes, contingent consideration and other contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recently Adopted Accounting Standards
On January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), and its associated amendments using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to retained earnings upon adoption. Under the standard, a lessee is required to recognize a lease liability and ROU asset for all leases. The new guidance also modified the classification criteria and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease continues to depend primarily on its classification. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. In addition, the Company elected the following transitional practical expedients: (1) the short-term lease exception and (2) to not separate its non-lease components for its real estate, vehicle and equipment leases. The impact of adoption and additional disclosures required by the ASU have been included in “Significant Accounting Policies - Leases” below and in Note “8. Leases.”
Significant Accounting Policies - Leases
The Company adopted the guidance under ASC 842 on January 1, 2019 using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to retained earnings upon adoption.
Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2019, the Company's contracts that contained a lease consisted of real estate, equipment and vehicle leases. As of the date of adoption of ASC 842 and March 31, 2019, the Company did not have material finance leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our condensed consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The determination of the Company’s incremental borrowing rate requires management judgment including, the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s condensed consolidated balance sheet. For more information about the impact of adoption and disclosures on the Company’s leases, refer to Note “8. Leases.”
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent Accounting Guidance
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments-Credit Losses. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company will recognize an allowance for credit losses on available-for-sale securities rather than deductions in amortized cost. In April 2019, the FASB issued ASU No. 2019-04 which provides additional clarification and address stakeholders’ specific issues about certain aspects of the amendments in the previously issued ASU No. 2016-13. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this standard.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of the standard is to improve the effectiveness of the disclosure requirements for fair value measurements. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of the standard and may delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of adopting this standard.
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,500	$—	$—	$1,500
U.S. treasury	2,400	—	(9)	2,391
U.S. agency and government sponsored securities	7,708	21	(14)	7,715
U.S. states and municipalities	3,631	1	—	3,632
Corporate bonds	84,039	94	(130)	84,003
Total	$99,278	$116	$(153)	$99,241

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$13,701	$—	$(3)	$13,698
U.S. treasury	6,400	—	(22)	6,378
U.S. agency and government sponsored securities	7,699	18	(27)	7,690
U.S. states and municipalities	5,134	—	(12)	5,122
Corporate bonds	100,606	14	(469)	100,151
Total	$133,540	$32	$(533)	$133,039

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury	$—	$—	$2,391	$(9)	$2,391	$(9)
U.S. agency and government sponsored securities	—	—	4,211	(14)	4,211	(14)
Corporate bonds	8,307	(6)	31,435	(124)	39,742	(130)
Total	$8,307	$(6)	$38,037	$(147)	$46,344	$(153)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$12,208	$(3)	$—	$—	$12,208	$(3)
U.S. treasury	—	—	6,378	(22)	6,378	(22)
U.S. agency and government sponsored securities	1,436	(5)	2,759	(22)	4,195	(27)
U.S. states and municipalities	1,529	(5)	3,593	(7)	5,122	(12)
Corporate bonds	58,961	(176)	33,215	(293)	92,176	(469)
Total	$74,134	$(189)	$45,945	$(344)	$120,079	$(533)
The following table presents the contractual maturities of the Company’s marketable investments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
	Fair Value	Fair Value
Due in less than one year	$53,205	$83,391
Due in one to five years	46,036	49,648
Total	$99,241	$133,039
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$44,331	$—	$—	$44,331
Marketable investments:
Commercial paper	—	1,500	—	1,500
U.S. treasury	2,391	—	—	2,391
U.S. agency and government sponsored securities	—	7,715	—	7,715
U.S. states and municipalities	—	3,632	—	3,632
Corporate bonds	—	84,003	—	84,003
Total	$46,722	$96,850	$—	$143,572
Financial Liabilities:
Contingent consideration obligations(1)	$—	$—	$1,248	$1,248
Total	$—	$—	$1,248	$1,248

(1) More information on the contingent consideration obligations and the changes in fair value are presented below.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$10,967	$—	$10,967
Money market funds	12,087	—	—	12,087
Marketable investments:
Commercial paper	—	13,698	—	13,698
U.S. treasury	6,378	—	—	6,378
U.S. agency and government sponsored securities	—	7,690	—	7,690
U.S. states and municipalities	—	5,122	—	5,122
Corporate bonds	—	100,151	—	100,151
Total	$18,465	$137,628	$—	$156,093
Financial Liabilities:
Contingent consideration obligations(1)	$—	$—	$2,571	$2,571
Total	$—	$—	$2,571	$2,571

(1) More information on the contingent consideration obligations and the changes in fair value are presented below.
Contingent Consideration Obligations
As of March 31, 2019 and December 31, 2018, the Company’s contingent consideration liability relates to milestone payments due in connection with the acquisition of Crossmed and is classified as a Level 3 measurement for which fair value is derived from various inputs, including forecasted revenues during the earn-out milestone periods, revenue volatilities, discount rates, and estimates in the likelihood of achieving revenue-based milestones. The fair value of the contingent consideration liability is remeasured each reporting period. The following table presents quantitative information about certain unobservable inputs used in the Level 3 fair value measurement of the Company’s contingent consideration liability, other than the forecasted revenues during the earn-out milestone period:

	Fair Value at March 31, 2019 (in thousands)	Valuation Method	Unobservable Inputs	Input (range where applicable)
Crossmed: Revenue-based milestones	$1,248	Monte Carlo Simulation	Earn-out period over which revenue-based milestone payments are made	2019
			Risk-adjusted discount rate	15%
			Revenue volatilities for each type of revenue-based milestone	5.1% and 18.4%
The following tables summarize the changes in fair value of the contingent consideration obligation for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2018	$2,571
Payments of contingent consideration liabilities	(1,296)
Changes in fair value	—
Foreign currency remeasurement	(27)
Balance at March 31, 2019	$1,248

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fair Value of Contingent Consideration
Balance at December 31, 2017	$4,675
Payments of contingent consideration liabilities	(3,017)
Changes in fair value	442
Foreign currency remeasurement	133
Balance at March 31, 2018	$2,233
During the three months ended March 31, 2019, the were no changes to the fair value of the contingent consideration obligation. During the three months ended March 31, 2018, the fair value of the contingent consideration obligation increased by $0.4 million which was recorded in sales, general and administrative expense in the condensed consolidated statements of operations. The fair value of the contingent consideration increased as a result of updates to the underlying forecasts based on actual results to date and changes in estimates. For more information related to the payment of the contingent consideration liabilities refer to Note “5. Asset Acquisitions and Business Combinations.”
During the three months ended March 31, 2019 and 2018, the Company did not record impairment charges related to its marketable investments and the Company did not hold any Level 3 marketable investments as of March 31, 2019 or December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2019 or December 31, 2018.
4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$18,968	$18,829
Work in process	12,502	10,630
Finished goods	90,221	86,282
Inventories	$121,691	$115,741
Accrued Liabilities
The following table shows the components of accrued liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Payroll and employee-related cost	$31,940	$33,838
Accrued expenses	5,094	4,088
Sales return provision	2,269	2,986
Product warranty	2,077	1,875
Contingent consideration & other acquisition-related costs(1)	4,611	4,439
Other accrued liabilities	12,041	10,660
Total accrued liabilities	$58,032	$57,886

(1) Amount consists of the current portion of contingent liabilities related to (1) the cash milestone payments and working capital adjustment liabilities for the 2017 acquisition of Crossmed and (2) an anti-dilution provision for the 2018 asset acquisition of MVI. Refer to Note “5. Asset Acquisitions and Business Combinations” for more information on the acquisition of Crossmed and asset acquisition of MVI.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Balance at the beginning of the period	$1,875	$1,088
Accruals of warranties issued	355	1,336
Settlements of warranty claims	(153)	(549)
Balance at the end of the period	$2,077	$1,875
Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Deferred tax liabilities	$3,972	$4,171
Licensing-related cost(1)	11,463	11,506
Asset acquisition-related costs(2)	1,000	2,500
Other non-current liabilities	209	766
Total other non-current liabilities	$16,644	$18,943

(1) Amount relates to the non-current liability recorded for probable future milestone payments to be made under the licensing agreement described in Note “6. Intangible Assets.” Refer therein for more information.
(2) Asset acquisition-related costs represents the non-current portion of the probable contingent liability related to an anti-dilution provision for the 2018 asset acquisition of MVI.
5. Asset Acquisitions and Business Combinations
Payments Related to 2017 Crossmed Acquisition
On July 3, 2017, the Company completed its acquisition of Crossmed, a joint stock company organized under the laws of Italy. As of March 31, 2019 and December 31, 2018, the Company’s condensed consolidated balance sheet included $1.3 million and $2.6 million, respectively, in current liabilities primarily related to additional consideration due to the sellers of Crossmed (the “Sellers”) for revenue-based milestone payments, based on net revenue in the years ending December 31, 2018 and 2019, and other working capital and financial debt adjustments. During the three months ended March 31, 2019, the Company made $1.3 million in milestone payments of which $0.6 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows. During the three months ended March 31, 2018, the Company made $4.3 million in payments to the Sellers which is presented in financing activities in the condensed consolidated statement of cash flows.
Payments Related to 2018 MVI Asset Acquisition
In 2017, the Company and Sixense Enterprises, Inc. (“Sixense”) formed MVI Health Inc. (“MVI”) as a privately-held joint venture for the purpose of exploring healthcare applications of virtual reality technology, with each party holding 50% of the issued and outstanding equity of MVI. On August 31, 2018 (“Transfer Agreement Closing Date”), the Company completed its asset acquisition of MVI pursuant to a Stock Transfer Agreement (the “Transfer Agreement”) between the Company, MVI and Sixense to obtain a controlling interest of MVI for $20.0 million, excluding the additional $4.5 million of probable future payments relating to an anti-dilution provision in the Transfer Agreement. Following the Transfer Agreement Closing Date, the Company owns a 90% controlling interest in MVI and Sixense retains the remaining 10% minority interest. During the year ended December 31, 2018, the Company contributed $0.5 million to MVI related to the anti-dilution provision. As of December 31, 2018, the Company’s condensed consolidated balance sheet included $1.5 million and $2.5 million, respectively, in current and non-current liabilities related to the anti-dilution provision in the Transfer Agreement. As of March 31, 2019, the Company’s condensed consolidated balance sheet included $3.0 million and $1.0 million, respectively, in current and non-current liabilities related to the anti-dilution provision in the Transfer Agreement.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived and indefinite-lived intangible assets, as of March 31, 2019 and December 31, 2018 (in thousands, except weighted-average amortization period):

March 31, 2019	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,688	$(781)	$5,907
Trade secrets and processes	20.0 years	5,256	(329)	4,927
Other	5.0 years	1,725	(603)	1,122
Total intangible assets subject to amortization	16.1 years	$13,669	$(1,713)	$11,956
Intangible assets related to licensed technology		14,857	—	14,857
Total intangible assets		$28,526	$(1,713)	$26,813

December 31, 2018	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,823	$(681)	$6,142
Trade secrets and processes	20.0 years	5,256	(263)	4,993
Other	5.0 years	1,759	(528)	1,231
Total intangible assets subject to amortization	16.0 years	$13,838	$(1,472)	$12,366
Intangible assets related to licensed technology		14,879	—	14,879
Total intangible assets		$28,717	$(1,472)	$27,245
The customer relationships and other intangible assets subject to amortization relate to the acquisition of Crossmed during the third quarter of 2017. The gross carrying amount and accumulated amortization of these intangible assets are subject to foreign currency translation effects. Refer to Note “5. Asset Acquisitions and Business Combinations” for more information. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement during the first quarter of 2018, which is discussed further in Note “9. Commitments and Contingencies” and Note “10. Stockholders’ Equity.”
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$66	$31
Sales, general and administrative	200	216
Total	$266	$247
Licensed technology
During the third quarter of 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments on sales of products covered by the licensed intellectual property. The Company recorded an intangible asset equal to the total payments made and expected to be made under the License Agreement and a corresponding contingent liability for the probable future milestone payments not yet paid. As of March 31, 2019, the licensed technology is accounted for as an indefinite-lived intangible asset. Upon the commercialization of the underlying product utilizing the licensed technology, the capitalized amount will be amortized over its estimated useful life.
At the end of each reporting period the Company adjusts the contingent liabilities to reflect the amount of future milestone payments that are probable to be paid. Prior to the commercialization of products utilizing the underlying technology, any changes in the contingent liability are recorded as an adjustment between the liability balances and the gross carrying amount of

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the indefinite-lived intangible asset. During the three months ended March 31, 2019, there were no material changes to the contingent liability related to the License Agreement. As of March 31, 2019, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $12.4 million, of which $0.9 million and $11.5 million were included in accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet, respectively. As of December 31, 2018, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $12.4 million, of which $0.9 million and $11.5 million were included in accrued liabilities and other non-current liabilities on the consolidated balance sheet, respectively.
As of March 31, 2019, the gross carrying amount of the indefinite-lived intangible asset was $14.9 million. During the three months ended March 31, 2019, the Company noted no events or circumstances that indicate the carrying value of the licensed technology may no longer be recoverable and that an impairment loss may have occurred.
7. Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2019 (in thousands):

Total Company
Balance as of December 31, 2018	$7,813
Foreign currency translation	(154)
Balance as of March 31, 2019	$7,659
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, on October 31st, or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the three months ended March 31, 2019, there were no events or changes in circumstances which triggered an impairment review.
8. Leases
Adoption of ASC Topic 842, “Leases”
The Company adopted the guidance under ASC 842 on January 1, 2019 using the modified retrospective transition approach. Therefore the comparative prior year information has not been adjusted and continues to be reported under ASC 840.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The impact of the adoption of ASC 842 on the Company’s condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments due to the adoption of Topic 842	January 1, 2019
Assets
Prepaid expenses and other current assets(1)	12,200	(424)	11,776
Total current assets	410,726	(424)	410,302
Operating lease right-of-use assets(1)	—	43,277	43,277
Total assets	$515,006	$42,853	$557,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities(2)	57,886	(132)	57,754
Current operating lease liabilities(2)	—	3,608	3,608
Total current liabilities	66,062	3,476	69,538
Deferred rent(2)	7,586	(7,586)	—
Non-current operating lease liabilities(2)	—	46,963	46,963
Total liabilities	92,591	42,853	135,444
Total liabilities and stockholders’ equity	$515,006	$42,853	$557,859

(1) Upon the adoption of ASC 842, prepaid rent is included in the operating lease right-of-use assets.
(2) Upon the adoption of ASC 842, current and non-current deferred rent is included in the current and non-current operating lease liabilities.
Lease Overview
As of December 31, 2018 and March 31, 2019, the Company's contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space primarily under non-cancelable operating leases that expire at various dates through 2031, subject to the Company’s option to renew certain leases for an additional five to fifteen years. The Company also leases other equipment and vehicles primarily under non-cancelable operating leases that expire at various dates through 2023. As of December 31, 2018 and March 31, 2019, the Company did not have material finance leases.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the three months ended March 31, 2019 (in thousands, expect years and percentages):

Three Months Ended March 31, 2019
Operating lease cost	$1,768
Variable lease cost	758
Total lease costs	$2,526

Weighted Average Remaining Lease Term
Operating leases	10.6 years

Weighted Average Discount Rate
Operating leases	6.2%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company elected not to separate non-lease components from lease components upon adoption of ASC 842.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Prior to January 1, 2019, the Company recorded operating lease rent expense under ASC 840 on a straight-line basis over the non-cancellable lease term. Rent expense for the three months ended March 31, 2018 was $1.4 million.
During the third quarter of 2018, the Company signed a fifteen year lease for a manufacturing facility in Roseville, California (the “Roseville Lease”) which has not yet commenced as of March 31, 2019. The Roseville Lease is expected to commence upon substantial completion of lessor owned improvements to the building which the Company anticipates will be in 2020.
The following table is a schedule, by years, of maturities of the Company's lease liabilities as of March 31, 2019 (in thousands):

Lease Payments(1)
Remainder of 2019	$5,000
Year ending December 31, 2020	6,586
Year ending December 31, 2021	5,887
Year ending December 31, 2022	5,801
Year ending December 31, 2023	5,787
Year ending December 31, 2024	5,849
Thereafter	33,929
Total undiscounted lease payments	$68,839
Less imputed interest	(19,081)
Present value of lease liabilities	$49,758

(1) The table above excludes the estimated future minimum lease payment for the Roseville Lease, due to the uncertainty around the timing of when the Roseville Lease will commence and payments will be due. The total estimated lease payments over the fifteen year lease term is approximately $40.9 million. The table also excludes lease payments that were not fixed at commencement or modification.
The following table below shows the maturities of the Company’s operating lease liabilities previously disclosed under ASC 840 as of December 31, 2018 (in thousands):

Lease Payments(1)
Year Ending December 31:
2019	$6,575
2020	6,571
2021	5,809
2022	5,772
2023	5,735
Thereafter	40,194
Total future minimum lease payments	$70,656

(1) The table above excludes the estimated future minimum lease payment for the Roseville Lease, due to the uncertainty around the timing of when the Roseville Lease will commence and payments will be due.
Supplemental cash flow information related to leases during the three months ended March 31, 2019 are as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,623

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of both March 31, 2019 and December 31, 2018, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of fifteen years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007.
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
In April 2015, the Company entered into a royalty agreement that required the Company to pay a 2% royalty on sales of certain products covered by the agreement, on a quarterly basis, in exchange for certain trade secrets and processes which were used to develop such covered products. The Company began the first commercial sale of the covered products in July 2015. In the first quarter of 2018, the Company entered into a buyout agreement (the “Buyout Agreement”) in which future royalty payments under the royalty agreement were canceled in exchange for shares of the Company’s common stock with a fair value of $5.3 million. The Company recorded an intangible asset equal to the $5.3 million buyout amount which will be amortized into cost of sales over the period in which the Company receives future economic benefit. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over its estimated useful life. For more information refer to Note “10. Stockholders’ Equity.”
Royalty expense included in cost of revenue for the three months ended March 31, 2019 and 2018, was $1.1 million and $0.7 million, respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Refer to Note “3. Investments and Fair Value of Financial Instruments,” Note “5. Asset Acquisitions and Business Combinations” and Note “6. Intangible Assets” for more information on contingent liabilities recorded on the condensed consolidated balance sheet.
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
10. Stockholders’ Equity
Common Stock
In the first quarter of 2018, the Company issued 53,256 fully vested restricted stock units with a fair value of $5.3 million in connection with the Buyout Agreement, as discussed in Note “9. Commitments and Contingencies.” The Company recorded the $5.3 million fair value of the shares issued to additional-paid in capital on the condensed consolidated balance sheet upon the issuance of the awards, with the associated expense being amortized into cost of sales over the period in which the Company receives future economic benefit from the buyout.
Equity Incentive Plans
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively the “Plans”) during the three months ended March 31, 2019 is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2018	1,688,881	$18.91
Exercised	(89,451)	11.97
Canceled/Forfeited	(3,175)	21.94
Balance at March 31, 2019	1,596,255	19.29

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock awards and restricted stock units under the Plans during the three months ended March 31, 2019 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2018	451,463	$57.29
Granted	63,113	146.80
Vested	(51,147)	60.82
Canceled/Forfeited	(1,350)	92.69
Unvested at March 31, 2019	462,079	69.02
As of March 31, 2019, 449,313 restricted stock awards and restricted stock units are expected to vest.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$291	$219
Research and development	524	368
Sales, general and administrative	4,280	3,567
Total	$5,095	$4,154
As of March 31, 2019, total unrecognized compensation cost was $25.8 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.5 years.
The total stock-based compensation cost capitalized in inventory was $0.5 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively.
11. Accumulated Other Comprehensive (Loss) Income
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
The following table summarizes the changes in the accumulated balances during the three months ended March 31, 2019 and March 31, 2018, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive (loss) income into earnings affect the Company’s condensed consolidated statements of operations and consolidated statements of comprehensive (loss) income (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(500)	$(1,442)	$(1,942)	$(235)	$1,804	$1,569
Other comprehensive (loss) income before reclassifications:
Unrealized gain (losses)— marketable investments	462	—	462	(386)	—	(386)
Foreign currency translation (losses) gains	—	(1,098)	(1,098)	—	1,608	1,608
Income tax effect — benefit (expense)	—	—	—	68	(222)	(154)
Net of tax	462	(1,098)	(636)	(318)	1,386	1,068
Amounts reclassified from accumulated other comprehensive income to earnings:
Income tax effect — expenses	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive (loss) income	462	(1,098)	(636)	(318)	1,386	1,068
Balance at end of the period	$(38)	$(2,540)	$(2,578)	$(553)	$3,190	$2,637

12. Income Taxes
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
The Company’s provision for income taxes was $1.5 million for the three months ended March 31, 2019, compared to a $1.9 million of tax benefit for the three months ended March 31, 2018. The Company’s effective tax rate changed to 12.2% for the three months ended March 31, 2019, compared to (43.0)% for the three months ended March 31, 2018. The Company’s provision for (benefit from) income taxes for the three months ended March 31, 2019 and 2018 were primarily due to income taxes attributable to its worldwide profits offset by excess tax benefits from stock-based compensation attributable to the Company’s U.S. jurisdiction. The change in rate was primarily attributable to income taxes on higher worldwide profits combined with lower excess stock-based compensation tax benefits for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018.
The 2017 Tax Reform Act significantly revised the U.S. corporate income tax regime. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provided a measurement period, that should not extend beyond one year from the Tax Reform Act enactment date. In the period ended December 31, 2018, the Company completed its accounting for the tax effects of the Tax Reform Act under FASB ASC 740 “Income Taxes” based on authoritative guidance available to date. The Company will continue to evaluate the impact of further guidance from federal and state tax authorities on the financial statements and determine if any adjustments to the previously recorded tax effects of the Tax Reform Act under ASC 740 will be required.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of March 31, 2019 and 2018, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit and California DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. As of March 31, 2019, the Company also maintains a valuation allowance against DTAs acquired from MVI which are subject to Separate Return Limitation Year (“SRLY”) rules that limit the utilization of the pre-acquisition tax attributes to offset future taxable income solely generated by MVI.

The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such are not provided for in the Company’s financial statements as of March 31, 2019. The Company will repatriate foreign earnings only to the extent doing so will not result in any material U.S. tax consequences. Thus, deferred taxes on any potential future repatriation of a portion of the earnings of its German subsidiary were not reflected in the Company’s financial statements as of March 31, 2019.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share for the three months ended March 31, 2019 and 2018 is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to Penumbra, Inc.	$10,698	$5,491
Denominator:
Weighted average shares used to compute net income:
Basic	34,507,279	33,846,142
Effect of dilutive securities from stock-based benefit plans, as calculated using treasury stock method	1,705,885	2,070,909
Diluted	36,213,164	35,917,051
Net income attributable to Penumbra, Inc. per share from:
Basic	$0.31	$0.16
Diluted	$0.30	$0.15
Outstanding common stock equivalents of 57 thousand and 24 thousand shares for the three months ended March 31, 2019 and 2018, respectively, were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. All revenue recognized in the income statement is considered to be revenue from contracts with customers.
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$82,511	$65,801
Japan	9,522	10,682
Other International	36,406	26,218
Total	$128,439	$102,701
The following table presents the Company’s revenues disaggregated by product category, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Neuro	$81,471	$71,433
Vascular	46,968	31,268
Total	$128,439	$102,701
Performance Obligations
Delivery of products - The Company’s contracts with customers typically contain a single performance obligation, delivery of Penumbra products. Satisfaction of that performance obligation occurs when control of the promised goods transfers to the customer, which is generally upon shipment for non-consignment sale agreements and upon utilization for consignment sale agreements.
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of March 31, 2019.
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
Warranties - The Company offers its standard warranty to all customers and it is not available for sale on a standalone basis. The Company’s standard warranty represents its guarantee that its products function as intended, are free from defects, and comply with agreed-upon specifications and quality standards. This assurance does not constitute a service and is not a separate performance obligation.
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

reporting period as required. During the three months ended March 31, 2019, the Company made no changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Since our founding in 2004, we have invested heavily in our product development capabilities in our major markets: neuro and vascular. We launched our first neuro product in 2007, our first vascular product in 2013 and our first neurosurgical product in 2014. We expect to continue to develop and build our portfolio of products based on our thrombectomy, embolization and access technologies. Generally, when we introduce a next generation product or a new product designed to replace a current product, sales of the earlier generation product or the product replaced decline. Our research and development activities are centered around the development of new products and clinical activities designed to support our regulatory submissions and demonstrate the effectiveness of our products.
To address the challenging and significant clinical needs of our two key markets, we developed products that fall into the following broad product offering families:
Our neuro products fall into four broad product families:

•	Neuro thrombectomy - Penumbra System designed for mechanical thrombectomy, including Penumbra JET and ACE reperfusion catheters, aspiration tubing, aspiration pump, and the 3D Revascularization Device

•	Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400 and PX SLIM

•	Neuro access - delivery catheters, consisting of Neuron, Neuron MAX, Select, BENCHMARK and DDC

•	Neurosurgical - Artemis Neuro Evacuation Device
Our vascular products fall into two broad product families:

•	Vascular thrombectomy - Indigo System designed for mechanical thrombectomy, including aspiration catheters, separators, aspiration pump and accessories

•	Vascular embolization - Ruby Coil System, POD System (POD and Packing Coil) and the Penumbra LANTERN Delivery Microcatheter
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the three months ended March 31, 2019 and 2018, 35.8% and 35.9% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.

We generated revenue of $128.4 million and $102.7 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $25.7 million. We generated operating income of $11.2 million and $4.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
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
Components of Results of Operations
Revenue. We sell our products directly to hospitals and through distributors for use in procedures performed by specialist physicians to treat patients in two key markets: neuro and vascular disease. We sell our products through purchase orders, and we do not have long term purchase commitments from our customers. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer. With respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. Revenue also includes shipping and handling costs that we charge to customers.
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

Sales, General and Administrative (SG&A). SG&A expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants engaged in sales, marketing, finance, legal, compliance, administrative, facilities and information technology and human resource activities. Our SG&A expenses also include marketing trials, medical education, training, commissions, generally based on sales, to direct sales representatives, amortization of acquired intangible assets and acquisition-related costs.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2019		2018
	(in thousands, except for percentages)
Revenue	$128,439	100.0%	$102,701	100.0%
Cost of revenue	44,529	34.7	36,144	35.2
Gross profit	83,910	65.3	66,557	64.8
Operating expenses:
Research and development	11,667	9.1	8,013	7.8
Sales, general and administrative	61,091	47.6	54,499	53.1
Total operating expenses	72,758	56.6	62,512	60.9
Income from operations	11,152	8.7	4,045	3.9
Interest income, net	733	0.6	749	0.7
Other income (expense), net	24	—	(290)	(0.3)
Income before income taxes and equity in losses of unconsolidated investee	11,909	9.3	4,504	4.4
Provision for (benefit from) income taxes	1,455	1.1	(1,938)	(1.9)
Income before equity in losses of unconsolidated investee	10,454	8.1	6,442	6.3
Equity in losses of unconsolidated investee	—	—	(951)	(0.9)
Consolidated net income	$10,454	8.1%	$5,491	5.3%
Net loss attributable to non-controlling interest	(244)	(0.2)	—	—
Net income attributable to Penumbra, Inc.	$10,698	8.3%	$5,491	5.3%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Neuro	$81,471	$71,433	$10,038	14.1%
Vascular	46,968	31,268	15,700	50.2%
Total	$128,439	$102,701	$25,738	25.1%

Revenue increased $25.7 million, or 25.1%, to $128.4 million in the three months ended March 31, 2019, from $102.7 million in the three months ended March 31, 2018. Our revenue growth resulted from further market penetration of our existing products and sales of new products. Sales within our neuro and vascular businesses accounted for approximately 40% and 60% of the revenue increase, respectively, in the three months ended March 31, 2019.
Revenue from our neuro products increased $10.0 million, or 14.1%, to $81.5 million in the three months ended March 31, 2019, from $71.4 million in the three months ended March 31, 2018. This was primarily attributable to increased sales of our Penumbra System, which accounted for approximately 90% of the total change in neuro revenue. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke, which led to an increase in the number of procedures performed by specialist physicians using these products. This growth was partially offset by a decrease in sales of our neuro embolization products, which decreased by approximately 20% of the total change in neuro revenue, as demand for our neuro embolization products fluctuates from period to period due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our vascular products increased $15.7 million, or 50.2%, to $47.0 million in the three months ended March 31, 2019, from $31.3 million in the three months ended March 31, 2018. This increase was driven by sales of our Indigo System products which accounted for approximately half of the vascular revenue increase in the three months ended March 31, 2019. This was primarily attributable to further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Three Months Ended March 31,				Change
	2019		2018		$	%
	(in thousands, except for percentages)
United States	$82,511	64.2%	$65,801	64.1%	$16,710	25.4%
Japan	9,522	7.4%	10,682	10.4%	(1,160)	(10.9)%
Other International	36,406	28.4%	26,218	25.5%	10,188	38.9%
Total	$128,439	100.0%	$102,701	100.0%	$25,738	25.1%
Revenue from sales in international markets increased $9.0 million, or 24.5%, to $45.9 million in the three months ended March 31, 2019, from $36.9 million in the three months ended March 31, 2018. Revenue from international sales represented 35.8% and 35.9% of our total revenue for the three months ended March 31, 2019 and 2018, respectively.
Gross Margin

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Cost of revenue	$44,529	$36,144	$8,385	23.2%
Gross profit	$83,910	$66,557	$17,353	26.1%
Gross margin %	65.3%	64.8%
Gross margin remained relatively flat, increasing by 0.5 percentage points to 65.3% in the three months ended March 31, 2019, from 64.8% in the three months ended March 31, 2018.
Research and Development (R&D)

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
R&D	$11,667	$8,013	$3,654	45.6%
R&D as a percentage of revenue	9.1%	7.8%

R&D expenses increased by $3.7 million, or 45.6%, to $11.7 million in the three months ended March 31, 2019, from $8.0 million in the three months ended March 31, 2018. The increase was primarily due to a $1.6 million increase in product development and testing costs and a $1.4 million increase in personnel-related expenses primarily due to an increase in headcount to support our growth.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials.
Sales, General and Administrative (SG&A)

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
SG&A	$61,091	$54,499	$6,592	12.1%
SG&A as a percentage of revenue	47.6%	53.1%
SG&A expenses increased by $6.6 million, or 12.1%, to $61.1 million in the three months ended March 31, 2019, from $54.5 million in the three months ended March 31, 2018. The increase was primarily due to a $5.0 million increase in personnel-related expenses largely attributable to an increase in headcount to support our growth and a $1.0 million increase related to marketing events.
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

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$1,455	$(1,938)	$3,393	(175.1)%
Effective tax rate	12.2%	(43.0)%
Our provision for income taxes was $1.5 million for the three months ended March 31, 2019, compared to $1.9 million of tax benefit for the three months ended March 31, 2018. Our effective tax rate changed to 12.2% for the three months ended March 31, 2019, compared to (43.0)% for the three months ended March 31, 2018. Our provision for (benefit from) income taxes for the three months ended March 31, 2019 and 2018 were primarily due to income taxes attributable to our worldwide profits offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our change in rate was primarily attributable to income taxes on higher worldwide profits combined with lower stock-based compensation excess tax benefit generated in the three months ended March 31, 2019, when compared to the three months ended March 31, 2018.
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
Prospectively, our effective tax rate will likely be driven by (1) permanent differences in taxable income for tax and financial reporting purposes, (2) tax expense attributable to our worldwide profits, and (3) discrete tax adjustments such as excess tax benefits related to stock-based compensation. Our income tax provision is subject to volatility as the amount of excess tax benefits can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP.

Liquidity and Capital Resources
As of March 31, 2019, we had $353.7 million in working capital, which included $95.6 million in cash and cash equivalents and $99.2 million in marketable investments. As of March 31, 2019, we held approximately 27.8% of our cash and cash equivalents in foreign entities.
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
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. We believe our sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, funding research and development activities and funding our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. We expect to continue to make investments as we launch new products, expand our manufacturing operations and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, which could result in dilution to our stockholders and could require us to agree to covenants that limit our operating flexibility.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$95,606	$67,850
Marketable investments	99,241	133,039
Accounts receivable, net	94,679	81,896
Accounts payable	7,692	8,176
Accrued liabilities	58,032	57,886
Working capital(1)	353,674	344,664
__________________

(1)	Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$67,850	$50,637
Net cash (used in) provided by operating activities	(2,068)	10,708
Net cash provided by (used in) investing activities	31,855	(2,187)
Net cash used in financing activities	(1,710)	(6,744)
Cash and cash equivalents and restricted cash at end of period	95,606	52,805
Net Cash (Used In) Provided By Operating Activities
Net cash (used in) provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, loss on non-marketable equity investments, inventory write-downs, changes in deferred tax balances and changes in the fair value of contingent consideration), and the effect of changes in working capital and other activities.

Net cash used in operating activities was $2.1 million during the three months ended March 31, 2019 and consisted of a consolidated net income of $10.5 million and non-cash items of $9.0 million, offset by net changes in operating assets and liabilities of $21.6 million. The change in operating assets and liabilities includes an increase in accounts receivable of $13.4 million, an increase in inventories of $6.7 million to support our revenue growth and a decrease in accounts payable of $1.5 million.
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
Net Cash Provided By (Used In) Investing Activities
Net cash provided by (used in) investing activities relates primarily to proceeds from maturities and sales of marketable investments, partially offset by purchases of marketable investments, capital expenditures and contributions towards non-marketable investments.
Net cash provided by investing activities was $31.9 million during the three months ended March 31, 2019 and consisted of proceeds from maturities and sales of marketable investments of $34.3 million, partially offset by capital expenditures of $2.5 million.
Net cash used in investing activities was $2.2 million during the three months ended March 31, 2018 and consisted of capital expenditures of $2.8 million and contributions towards non-marketable investments of $0.4 million, partially offset by proceeds from maturities of marketable investments, net of purchases, of $1.0 million.
Net Cash Used In Financing Activities
Net cash used in financing activities primarily relates to payments of employee taxes related to vested restricted stock and restricted stock units and certain acquisition-related payments, partially offset by proceeds from exercises of stock options.
Net cash used in financing activities was $1.7 million during the three months ended March 31, 2019 and primarily consisted of $2.1 million of payments of employee taxes related to vested restricted stock and restricted stock units and $0.7 million related to contingent consideration payments made in the first quarter of 2019 in connection with our acquisition in 2017. This was partially offset by proceeds from exercises of stock options of $1.1 million.
Financing activities in the three months ended March 31, 2018 used net cash of $6.7 million due to $4.3 million of payments made in the first quarter of 2018 in connection with our acquisition in 2017 and $3.5 million of payments of employee taxes related to vested restricted stock units and restricted stock. This was partially offset by proceeds from exercises of stock options of $1.3 million.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments as of March 31, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the adoption of Accounting Standards Codification (“ASC”) 842 during the first quarter of 2019. The impact of adoption and its effects on our accounting policies and estimates are described in Note “2. Summary of Significant Accounting Policies” and Note “8. Leases” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk. We had cash and cash equivalents of $95.6 million as of March 31, 2019, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $99.2 million, which consisted primarily of commercial paper, corporate bonds, non-U.S. government debt securities, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2019 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at March 31, 2019.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.

ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 26, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 7, 2019
	By:	/s/ Sri Kosaraju
Sri Kosaraju
Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)