Form 10-Q
period 2019-09-30
Penumbra Inc
filed 2019-11-07
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 24, 2019, the registrant had 34,914,292 shares of common stock, par value $0.001 per share, outstanding.

Penumbra, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$111,581	$67,850
Marketable investments	82,864	133,039
Accounts receivable, net of doubtful accounts of $2,768 and $2,782 at September 30, 2019 and December 31, 2018, respectively	101,828	81,896
Inventories	140,359	115,741
Prepaid expenses and other current assets	14,702	12,200
Total current assets	451,334	410,726
Property and equipment, net	45,625	35,407
Operating lease right-of-use assets	41,817	—
Intangible assets, net	25,494	27,245
Goodwill	7,452	7,813
Deferred taxes	32,818	32,940
Other non-current assets	9,630	875
Total assets	$614,170	$515,006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,962	$8,176
Accrued liabilities	70,163	57,886
Current operating lease liabilities	4,042	—
Total current liabilities	86,167	66,062
Deferred rent	—	7,586
Non-current operating lease liabilities	45,400	—
Other non-current liabilities	15,662	18,943
Total liabilities	147,229	92,591
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	35	34
Additional paid-in capital	423,474	415,084
Accumulated other comprehensive loss	(4,010)	(1,942)
Retained earnings	47,833	9,064
Total Penumbra, Inc. stockholders’ equity	467,332	422,240
Non-controlling interest	(391)	175
Total stockholders’ equity	466,941	422,415
Total liabilities and stockholders’ equity	$614,170	$515,006
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$139,502	$111,806	$402,142	$324,145
Cost of revenue	43,504	36,794	128,306	110,324
Gross profit	95,998	75,012	273,836	213,821
Operating expenses:
Research and development	13,733	9,092	38,862	25,298
Sales, general and administrative	69,289	55,934	198,045	165,209
Acquired in-process research and development	—	30,835	—	30,835
Total operating expenses	83,022	95,861	236,907	221,342
Income (loss) from operations	12,976	(20,849)	36,929	(7,521)
Interest income, net	759	771	2,276	2,240
Other (expense) income, net	(772)	170	(819)	(460)
Income (loss) before income taxes and equity in losses of unconsolidated investee	12,963	(19,908)	38,386	(5,741)
Provision for (benefit from) income taxes	1,963	1,598	683	(5,288)
Income (loss) before equity in losses of unconsolidated investee	11,000	(21,506)	37,703	(453)
Equity in losses of unconsolidated investee	—	(920)	—	(3,101)
Consolidated net income (loss)	$11,000	$(22,426)	$37,703	$(3,554)
Net loss attributable to non-controlling interest	(483)	(3,496)	(1,066)	(3,496)
Net income (loss) attributable to Penumbra, Inc.	$11,483	$(18,930)	$38,769	$(58)

Net income (loss) attributable to Penumbra, Inc. per share:
Basic	$0.33	$(0.55)	$1.12	$—
Diluted	$0.32	$(0.55)	$1.07	$—
Weighted average shares outstanding:
Basic	34,840,370	34,248,484	34,681,846	34,057,216
Diluted	36,271,394	34,248,484	36,243,222	34,057,216
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated net income (loss)	$11,000	$(22,426)	$37,703	$(3,554)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	(2,606)	(353)	(2,854)	(2,367)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	110	115	786	(101)
Total other comprehensive loss, net of tax	(2,496)	(238)	(2,068)	(2,468)
Consolidated comprehensive income (loss)	$8,504	$(22,664)	$35,635	$(6,022)
Net loss attributable to non-controlling interest	(483)	(3,496)	(1,066)	(3,496)
Comprehensive income (loss) attributable to Penumbra, Inc.	$8,987	$(19,168)	$36,701	$(2,526)
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	34,437,339	$34	$415,084	$(1,942)	$9,064	$422,240	$175	$422,415
Issuance of common stock	140,598	—	1,071	—	—	1,071	—	1,071
Shares held for tax withholdings	(14,284)	—	(2,098)	—	—	(2,098)	—	(2,098)
Stock-based compensation	—	—	5,457	—	—	5,457	—	5,457
Other comprehensive loss	—	—	—	(636)	—	(636)	—	(636)
Net income (loss)	—	—	—	—	10,698	10,698	(244)	10,454
Balance at March 31, 2019	34,563,653	$34	$419,514	$(2,578)	$19,762	$436,732	$(69)	$436,663
Issuance of common stock	259,080	1	1,194	—	—	1,195	—	1,195
Issuance of common stock under employee stock purchase plan	46,065	—	4,779	—	—	4,779	—	4,779
Shares held for tax withholdings	(82,295)	—	(11,281)	—	—	(11,281)	—	(11,281)
Stock-based compensation	—	—	5,014	—	—	5,014	—	5,014
Capital contribution from non-controlling interest	—	—	—	—	—	—	500	500
Other comprehensive income	—	—	—	1,064	—	1,064	—	1,064
Net income (loss)	—	—	—	—	16,588	16,588	(339)	16,249
Balance at June 30, 2019	34,786,503	$35	$419,220	$(1,514)	$36,350	$454,091	$92	$454,183
Issuance of common stock	142,716	—	1,301	—	—	1,301	—	1,301
Shares held for tax withholdings	(18,361)	—	(2,740)	—	—	(2,740)	—	(2,740)
Stock-based compensation	—	—	5,693	—	—	5,693	—	5,693
Other comprehensive loss	—	—	—	(2,496)	—	(2,496)	—	(2,496)
Net income (loss)	—	—	—	—	11,483	11,483	(483)	11,000
Balance at September 30, 2019	34,910,858	$35	$423,474	$(4,010)	$47,833	$467,332	$(391)	$466,941

.See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	33,685,146	$33	$396,810	$1,569	$1,996	$400,408	$—	$400,408
Issuance of common stock	232,943	1	1,328	—	—	1,329	—	1,329
Issuance of common stock pursuant to royalty buy-out	53,256	—	5,256	—	—	5,256	—	5,256
Shares held for tax withholdings	(38,677)	—	(3,530)	—	—	(3,530)	—	(3,530)
Stock-based compensation	—	—	4,435	—	—	4,435	—	4,435
Impact of the adoption of ASC 606, ASU 2016-16, and ASU 2018-02[1]	—	—	—	—	464	464	—	464
Other comprehensive income	—	—	—	1,068	—	1,068	—	1,068
Net income	—	—	—	—	5,491	5,491	—	5,491
Balance at March 31, 2018	33,932,668	$34	$404,299	$2,637	$7,951	$414,921	$—	$414,921
Issuance of common stock	288,750	—	1,843	—	—	1,843	—	1,843
Issuance of common stock under employee stock purchase plan	39,576	—	3,584	—	—	3,584	—	3,584
Shares held for tax withholdings	(81,370)	—	(10,315)	—	—	(10,315)	—	(10,315)
Stock-based compensation	—	—	5,082	—	—	5,082	—	5,082
Impact of the adoption of ASC 606, ASU 2016-16, and ASU 2018-02[1]	—	—	—	—	1	1	—	1
Other comprehensive loss	—	—	—	(3,298)	—	(3,298)	—	(3,298)
Net Income	—	—	—	—	13,381	13,381	—	13,381
Balance at June 30, 2018	34,179,624	$34	$404,493	$(661)	$21,333	$425,199	$—	$425,199
Issuance of common stock	150,060	—	1,123	—	—	1,123	—	1,123
Shares held for tax withholdings	(17,132)	—	(2,176)	—	—	(2,176)	—	(2,176)
Stock-based compensation	—	—	4,441	—	—	4,441	—	4,441
Asset acquisition date fair value of non-controlling interest	—	—	—	—	—	—	3,365	3,365
Other comprehensive loss	—	—	—	(238)	—	(238)	—	(238)
Net loss	—	—	—	—	(18,930)	(18,930)	(3,496)	(22,426)
Balance at September 30, 2018	34,312,552	$34	$407,881	$(899)	$2,403	$409,419	$(131)	$409,288

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
.See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,703	$(3,554)
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,790	4,459
Stock-based compensation	16,471	13,551
Loss on non-marketable equity investments	—	3,101
Provision for doubtful accounts	515	833
Inventory write-downs	2,775	1,046
Deferred taxes	101	(6,411)
Acquired in-process research and development	—	30,835
Change in fair value of contingent consideration	31	852
Other	189	(5)
Changes in operating assets and liabilities:
Accounts receivable	(21,520)	(23,284)
Inventories	(27,860)	(15,395)
Prepaid expenses and other current and non-current assets	(3,388)	733
Accounts payable	3,323	1,688
Accrued expenses and other non-current liabilities	7,755	12,828
Net cash provided by operating activities	21,885	21,277
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition and acquisition of business (Note 5), net of cash acquired	—	(19,914)
Contributions to non-marketable investments	—	(1,382)
Lease payments made prior to commencement	(4,081)	—
Purchases of marketable investments	(29,550)	(96,969)
Proceeds from sales of marketable investments	2,700	12,131
Proceeds from maturities of marketable investments	78,079	102,687
Purchases of property and equipment	(14,125)	(6,563)
Other	(2,000)	—
Net cash provided by (used in) investing activities	31,023	(10,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	3,566	4,294
Proceeds from issuance of stock under employee stock purchase plan	4,779	3,584
Payment of employee taxes related to vested common and restricted stock	(16,119)	(16,021)
Payment of asset acquisition-related and business acquisition-related obligations (Note 5)	(1,183)	(4,431)
Proceeds from capital contribution from non-controlling interest	500	—
Other	—	(409)
Net cash used in financing activities	(8,457)	(12,983)
Effect of foreign exchange rate changes on cash and cash equivalents	(720)	(1,179)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,731	(2,895)
CASH AND CASH EQUIVALENTS—Beginning of period	67,850	50,637
CASH AND CASH EQUIVALENTS—End of period	$111,581	$47,742
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued as consideration in connection with a buyout agreement (Notes 9 and 10)	$—	$5,256
Purchase of property and equipment funded through accounts payable and accrued liabilities	$2,925	$1,378
Asset acquisition and acquisition of business (Note 5) related contingent and working capital liabilities	$—	$4,500
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, the changes in comprehensive income and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the three and nine months ended September 30, 2018 to conform to the presentation for the three and nine months ended September 30, 2019.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than changes to the Company’s leasing policy described below in connection with the adoption of the guidance under Accounting Standards Codification (“ASC”) 842.
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
Segments

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2019, the Company's lease population consisted of real estate, equipment and vehicle leases. As of the date of adoption of ASC 842 and September 30, 2019, the Company did not have material finance leases.
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
Recent Accounting Guidance
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In April 2019, the FASB issued ASU No. 2019-04 which

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
provides additional clarification and addresses stakeholders’ specific issues about certain aspects of the amendments in the previously issued ASU No. 2016-13. In May 2019, the FASB issued ASU No. 2019-05 which further amends ASU No. 2016-13 by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this standard.
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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,478	$2	$—	$3,480
U.S. treasury	4,946	7	—	4,953
U.S. agency and government sponsored securities	5,274	26	—	5,300
Corporate bonds	68,879	256	(4)	69,131
Total	$82,577	$291	$(4)	$82,864

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$13,701	$—	$(3)	$13,698
U.S. treasury	6,400	—	(22)	6,378
U.S. agency and government sponsored securities	7,699	18	(27)	7,690
U.S. states and municipalities	5,134	—	(12)	5,122
Corporate bonds	100,606	14	(469)	100,151
Total	$133,540	$32	$(533)	$133,039
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency and government sponsored securities	$1,501	—	$1,275	—	$2,776	—
Corporate bonds	2,418	(2)	6,516	(2)	8,934	(4)
Total	$3,919	$(2)	$7,791	$(2)	$11,710	$(4)

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
The following table presents the contractual maturities of the Company’s marketable investments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
	Fair Value	Fair Value
Due in less than one year	$12,526	$83,391
Due in one to five years	70,338	49,648
Total	$82,864	$133,039
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$66,722	$—	$—	$66,722
Marketable investments:
Commercial paper	—	3,480	—	3,480
U.S. treasury	4,953	—	—	4,953
U.S. agency and government sponsored securities	—	5,300	—	5,300
Corporate bonds	—	69,131	—	69,131
Total	$71,675	$77,911	$—	$149,586
Financial Liabilities:
Contingent consideration obligations(1)	$—	$—	$1,238	$1,238
Total	$—	$—	$1,238	$1,238

(1) More information on the contingent consideration obligations and the changes in fair value are presented below.

	As of December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$10,967	$—	$10,967
Money market funds	12,087	—	—	12,087
Marketable investments:
Commercial paper	—	13,698	—	13,698
U.S. treasury	6,378	—	—	6,378
U.S. agency and government sponsored securities	—	7,690	—	7,690
U.S. states and municipalities	—	5,122	—	5,122
Corporate bonds	—	100,151	—	100,151
Total	$18,465	$137,628	$—	$156,093
Financial Liabilities:
Contingent consideration obligations(1)	$—	$—	$2,571	$2,571
Total	$—	$—	$2,571	$2,571

(1) More information on the contingent consideration obligations and the changes in fair value are presented below.
Contingent Consideration Obligations
As of September 30, 2019 and December 31, 2018, the Company’s contingent consideration liability relates to milestone payments due in connection with the 2017 acquisition of Crossmed S.p.a. (“Crossmed”) and is classified as a Level 3 measurement for which fair value is derived from various inputs, including forecasted revenues during the earn-out milestone periods, revenue volatilities, discount rates, and estimates in the likelihood of achieving revenue-based milestones. The fair value of the contingent consideration liability is remeasured each reporting period. The following table presents quantitative information about certain unobservable inputs used in the Level 3 fair value measurement of the Company’s contingent consideration liability, other than the forecasted revenues during the earn-out milestone period:

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair Value at September 30, 2019 (in thousands)	Valuation Method	Unobservable Inputs	Input (range where applicable)
Crossmed: Revenue-based milestones	$1,238	Monte Carlo Simulation	Earn-out period over which revenue-based milestone payments are made	2019
			Risk-adjusted discount rate	15%
			Revenue volatilities for each type of revenue-based milestone	5.1% and 18.4%
The following tables summarize the changes in fair value of the contingent consideration obligation for the nine months ended September 30, 2019 and September 30, 2018 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2018	$2,571
Payments of contingent consideration liabilities	(1,296)
Changes in fair value	31
Foreign currency remeasurement	(68)
Balance at September 30, 2019	$1,238

Fair Value of Contingent Consideration
Balance at December 31, 2017	$4,675
Payments of contingent consideration liabilities	(3,017)
Changes in fair value	851
Foreign currency remeasurement	10
Balance at September 30, 2018	$2,519
During the three and nine months ended September 30, 2019, there were no material changes to the fair value of the contingent consideration obligation. During the three and nine months ended September 30, 2018, the fair value of the contingent consideration obligation increased by $0.1 million and $0.9 million, respectively, which was recorded in sales, general and administrative expense in the condensed consolidated statements of operations. The fair value of the contingent consideration increased as a result of updates to the underlying forecasts based on actual results to date and changes in estimates. For more information related to the payment of the contingent consideration liabilities refer to Note “5. Asset Acquisitions and Business Combinations.”
During the three and nine months ended September 30, 2019 and 2018, the Company did not record impairment charges related to its marketable investments and the Company did not hold any Level 3 marketable investments as of September 30, 2019 or December 31, 2018. During the nine months ended September 30, 2019 and 2018, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2019 or December 31, 2018.
4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$19,291	$18,829
Work in process	17,999	10,630
Finished goods	103,069	86,282
Inventories	$140,359	$115,741

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued Liabilities
The following table shows the components of accrued liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Payroll and employee-related cost	$37,088	$33,838
Accrued expenses	10,631	4,088
Sales return provision	1,802	2,986
Product warranty	2,196	1,875
Leasehold improvement expenditures	1,862	848
Contingent consideration & other acquisition-related costs(1)	4,557	4,439
Other accrued liabilities	12,027	9,812
Total accrued liabilities	$70,163	$57,886

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
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Balance at the beginning of the period	$1,875	$1,088
Accruals of warranties issued	828	1,336
Settlements of warranty claims	(507)	(549)
Balance at the end of the period	$2,196	$1,875
Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Deferred tax liabilities	$3,961	$4,171
Licensing-related cost(1)	10,877	11,506
Other non-current liabilities	824	3,266
Total other non-current liabilities	$15,662	$18,943

(1) Amount relates to the non-current liability recorded for probable future milestone payments to be made under the licensing agreement described in Note “6. Intangible Assets.” Refer therein for more information.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Asset Acquisitions and Business Combinations
Payments Related to 2017 Crossmed Acquisition
On July 3, 2017, the Company completed its acquisition of Crossmed, a joint stock company organized under the laws of Italy. As of September 30, 2019 and December 31, 2018, the Company’s condensed consolidated balance sheet included $1.2 million and $2.6 million, respectively, in current liabilities primarily related to additional consideration due to the sellers of Crossmed (the “Sellers”) for revenue-based milestone payments, based on net revenue in the years ending December 31, 2018 and 2019, and other working capital and financial debt adjustments. During the nine months ended September 30, 2019, the Company made $1.3 million in milestone payments of which $0.6 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows. During the nine months ended September 30, 2018, the Company made $4.4 million in payments to the Sellers which is presented in financing activities in the condensed consolidated statement of cash flows.
Payments Related to 2018 MVI Asset Acquisition
In 2017, the Company and Sixense Enterprises, Inc. (“Sixense”) formed MVI Health Inc. (“MVI”) as a privately-held joint venture for the purpose of exploring healthcare applications of virtual reality technology, with each party holding 50% of the issued and outstanding equity of MVI. On August 31, 2018 (“Transfer Agreement Closing Date”), the Company completed its asset acquisition to obtain a controlling interest of MVI pursuant to a Stock Transfer Agreement (the “Transfer Agreement”) between the Company, MVI and Sixense to obtain a controlling interest of MVI for $20.0 million, excluding the additional $4.5 million of probable future payments relating to an anti-dilution provision in the Transfer Agreement. Following the Transfer Agreement Closing Date, the Company owns a 90% controlling interest in MVI and Sixense retains the remaining 10% minority interest. As of December 31, 2018, the Company’s condensed consolidated balance sheet included $1.5 million and $2.5 million, respectively, in current and non-current liabilities related to the anti-dilution provision in the Transfer Agreement. During the nine months ended September 30, 2019, the Company contributed $0.5 million to MVI related to the anti-dilution provision which is presented in financing activities in the condensed consolidated statement of cash flows. As of September 30, 2019, the Company’s condensed consolidated balance sheet included $3.0 million and $0.5 million, respectively, in current and non-current liabilities related to the anti-dilution provision in the Transfer Agreement.
6. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived and indefinite-lived intangible assets, as of September 30, 2019 and December 31, 2018 (in thousands, except weighted-average amortization period):

As of September 30, 2019	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,508	$(976)	$5,532
Trade secrets and processes	20.0 years	5,256	(460)	4,796
Other	5.0 years	1,678	(755)	923
Total intangible assets subject to amortization	16.3 years	$13,442	$(2,191)	$11,251
Intangible assets related to licensed technology		14,243	—	14,243
Total intangible assets		$27,685	$(2,191)	$25,494

As of December 31, 2018	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,823	$(681)	$6,142
Trade secrets and processes	20.0 years	5,256	(263)	4,993
Other	5.0 years	1,759	(528)	1,231
Total intangible assets subject to amortization	16.0 years	$13,838	$(1,472)	$12,366
Intangible assets related to licensed technology		14,879	—	14,879
Total intangible assets		$28,717	$(1,472)	$27,245

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$66	$66	$197	$197
Sales, general and administrative	196	205	594	631
Total	$262	$271	$791	$828
Licensed technology
During the third quarter of 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments on sales of products covered by the licensed intellectual property. The Company recorded an intangible asset equal to the total payments made and expected to be made under the License Agreement and a corresponding contingent liability for the probable future milestone payments not yet paid. As of September 30, 2019, the licensed technology is accounted for as an indefinite-lived intangible asset. Upon the commercialization of the underlying product utilizing the licensed technology, the capitalized amount will be amortized over its estimated useful life.
At the end of each reporting period the Company adjusts the contingent liabilities to reflect the amount of future milestone payments that are probable to be paid. Prior to the commercialization of products utilizing the underlying technology, any changes in the contingent liability are recorded as an adjustment between the liability balances and the gross carrying amount of the indefinite-lived intangible asset. During the three months ended September 30, 2019, there were no changes to the contingent liability related to the exclusive technology license agreement. During the nine months ended September 30, 2019, the contingent liability related to the exclusive technology license agreement decreased by $0.6 million. The changes in the contingent liability balance were due to changes in the underlying revenue forecasts used to estimate the probable future milestone payments. As of September 30, 2019, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $11.7 million, of which $0.9 million and $10.9 million were included in accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet, respectively. As of December 31, 2018, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $12.4 million, of which $0.9 million and $11.5 million were included in accrued liabilities and other non-current liabilities on the consolidated balance sheet, respectively.
As of September 30, 2019, the gross carrying amount of the indefinite-lived intangible asset was $14.2 million. During the nine months ended September 30, 2019, the Company noted no events or circumstances that indicate the carrying value of the licensed technology may no longer be recoverable and that an impairment loss may have occurred.
7. Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2019 (in thousands):

Total Company
Balance as of December 31, 2018	$7,813
Foreign currency translation	(361)
Balance as of September 30, 2019	$7,452
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the nine months ended September 30, 2019, there were no events or changes in circumstances which triggered an impairment review.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Leases
Adoption of ASC Topic 842, “Leases”
The Company adopted the guidance under ASC 842 on January 1, 2019 using the modified retrospective transition approach. Therefore the comparative prior year information has not been adjusted and continues to be reported under ASC 840.
The impact of the adoption of ASC 842 on the Company’s condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments due to the adoption of Topic 842	January 1, 2019
Assets
Prepaid expenses and other current assets(1)	$12,200	$(424)	$11,776
Total current assets	410,726	(424)	410,302
Operating lease right-of-use assets(1)	—	43,277	43,277
Total assets	$515,006	$42,853	$557,859
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities(2)	$57,886	$(132)	$57,754
Current operating lease liabilities(2)	—	3,608	3,608
Total current liabilities	66,062	3,476	69,538
Deferred rent(2)	7,586	(7,586)	—
Non-current operating lease liabilities(2)	—	46,963	46,963
Total liabilities	92,591	42,853	135,444
Total liabilities and stockholders’ equity	$515,006	$42,853	$557,859

(1) Upon the adoption of ASC 842, prepaid rent is included in the operating lease right-of-use assets.
(2) Upon the adoption of ASC 842, current and non-current deferred rent is included in the current and non-current operating lease liabilities.
Lease Overview
As of December 31, 2018 and September 30, 2019, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space primarily under noncancelable operating leases that expire at various dates through 2031, subject to the Company’s option to renew certain leases for an additional five to fifteen years. The Company also leases other equipment and vehicles primarily under noncancelable operating leases that expire at various dates through 2024. As of December 31, 2018 and September 30, 2019, the Company did not have material finance leases.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the three and nine months ended September 30, 2019 (in thousands, except years and percentages):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,632	$5,085
Variable lease cost(1)	1,083	2,686
Total lease costs	$2,715	$7,771

Weighted Average Remaining Lease Term
Operating leases		10.0 years

Weighted Average Discount Rate
Operating leases		6.2%

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company elected not to separate non-lease components from lease components upon adoption of ASC 842.
Prior to January 1, 2019, the Company recorded operating lease rent expense under ASC 840 on a straight-line basis over the noncancelable lease term. Rent expense for the three and nine months ended September 30, 2018 was $1.4 million and $4.3 million, respectively.
During the third quarter of 2019, the Company signed a fifteen year lease for additional space at the Company’s headquarters located at 1310 Harbor Bay Business Park, Alameda, California (the “1310 Harbor Bay Lease”) which has not yet commenced as of September 30, 2019. The 1310 Harbor Bay Lease is expected to commence upon substantial completion of lessor owned improvements in connection with the development of the building which the Company anticipates will be in 2021.
During the third quarter of 2018, the Company signed a fifteen year lease for a manufacturing facility in Roseville, California (the “Roseville Lease”) which has not yet commenced as of September 30, 2019. The Roseville Lease is expected to commence upon substantial completion of lessor owned improvements to the building which the Company anticipates will be within the next twelve months.
The following table is a schedule, by years, of maturities of the Company's lease liabilities as of September 30, 2019 (in thousands):

Lease Payments(1)(2)
Remainder of 2019	$1,734
Year ending December 31, 2020	6,986
Year ending December 31, 2021	6,346
Year ending December 31, 2022	6,225
Year ending December 31, 2023	6,160
Year ending December 31, 2024	6,044
Thereafter	33,791
Total undiscounted lease payments	67,286
Less imputed interest	(17,844)
Present value of lease liabilities	$49,442

(1) The table above excludes the estimated future minimum lease payment for the Roseville Lease due to uncertainty around when the Roseville Lease will commence and payments will be due. The total estimated lease payments over the fifteen year lease term is approximately $40.9 million. In addition, the Company anticipates to make approximately $14 million in prepaid rental payments to the lessor prior to the lease commencement date of which $4.1 million has been paid and is presented in other non-current assets in the condensed consolidated balance sheet as of September 30, 2019. The table also excludes lease payments that were not fixed at commencement or modification date.

(2) The table above excludes the estimated future minimum lease payment for the 1310 Harbor Bay Lease due to uncertainty around the timing of when the 1310 Harbor Bay Lease will commence and payments will be due. The total estimated lease payments over the fifteen year lease term will be calculated based on the total development costs incurred in connection with the development of the building which will be determined upon substantial completion of the building.

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
Supplemental cash flow information related to leases during the nine months ended September 30, 2019 are as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,059

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,738

9. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of December 31, 2018, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of fifteen years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007. In July 2019, the Company amended the license agreement to extend the term for an additional ten years. As of September 30, 2019, the amended license agreement required minimum annual royalty payments of $0.3 million in equal quarterly installments through 2027.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In April 2015, the Company entered into a royalty agreement that required the Company to pay a 2% royalty on sales of certain products covered by the agreement, on a quarterly basis, in exchange for certain trade secrets and processes which were used to develop such covered products. The Company began the first commercial sale of the covered products in July 2015. In the first quarter of 2018, the Company entered into a buyout agreement (the “Buyout Agreement”) in which future royalty payments under the royalty agreement were canceled in exchange for shares of the Company’s common stock with a fair value of $5.3 million. The Company recorded an intangible asset equal to the $5.3 million buyout amount which will be amortized into cost of sales over the period in which the Company receives future economic benefit. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight-line basis over its estimated useful life. For more information refer to Note “10. Stockholders’ Equity.”
Royalty expense included in cost of revenue for the three months ended September 30, 2019 and 2018, was $0.8 million and $0.9 million, respectively, and for the nine months ended September 30, 2019 and 2018, was $3.0 million and $2.4 million, respectively.
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
10. Stockholders’ Equity
Common Stock
In the first quarter of 2018, the Company issued 53,256 fully vested restricted stock units with a fair value of $5.3 million in connection with the Buyout Agreement, as discussed in Note “9. Commitments and Contingencies.” The Company recorded the $5.3 million fair value of the shares issued to additional paid-in capital on the condensed consolidated balance sheet upon the issuance of the awards, with the associated expense being amortized into cost of sales over the period in which the Company receives future economic benefit from the buyout.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Equity Incentive Plans
Stock Options
Activity of stock options under the Penumbra, Inc. 2005 Stock Plan, the Penumbra, Inc. 2011 Equity Incentive Plan and the Amended and Restated Penumbra, Inc. 2014 Equity Incentive Plan (collectively the “Plans”) during the nine months ended September 30, 2019 is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2018	1,688,881	$18.91
Exercised	(281,561)	12.69
Canceled/Forfeited	(3,273)	21.94
Balance at September 30, 2019	1,404,047	20.15

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock awards and restricted stock units under the Plans during the nine months ended September 30, 2019 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2018	451,463	$57.29
Granted	229,896	150.37
Vested	(260,833)	40.05
Canceled/Forfeited	(16,311)	94.00
Unvested at September 30, 2019	404,215	119.87
As of September 30, 2019, 380,225 restricted stock awards and restricted stock units are expected to vest.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$334	$260	$954	$677
Research and development	805	405	2,006	1,148
Sales, general and administrative	5,102	3,747	13,511	11,726
Total	$6,241	$4,412	$16,471	$13,551
As of September 30, 2019, total unrecognized compensation cost was $41.0 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.3 years.
The total stock-based compensation cost capitalized in inventory was $0.6 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the changes in the accumulated balances during the three and nine months ended September 30, 2019 and September 30, 2018, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect the Company’s condensed consolidated statements of operations and consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$176	$(1,690)	$(1,514)	$(451)	$(210)	$(661)
Other comprehensive income (loss) before reclassifications:
Unrealized gain — marketable investments	110	—	110	151	—	151
Foreign currency translation losses	—	(2,606)	(2,606)	—	(353)	(353)
Income tax effect — expense	—	—	—	(36)	—	(36)
Net of tax	110	(2,606)	(2,496)	115	(353)	(238)
Amounts reclassified from accumulated other comprehensive income to earnings:
Income tax effect — expenses	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	110	(2,606)	(2,496)	115	(353)	(238)
Balance at end of the period	$286	$(4,296)	$(4,010)	$(336)	$(563)	$(899)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(500)	$(1,442)	$(1,942)	$(235)	$1,804	$1,569
Other comprehensive income (loss) before reclassifications:
Unrealized gain (losses) — marketable investments	786	—	786	(102)	—	(102)
Foreign currency translation losses	—	(2,854)	(2,854)	—	(2,145)	(2,145)
Income tax effect — benefit (expense)	—	—	—	1	(222)	(221)
Net of tax	786	(2,854)	(2,068)	(101)	(2,367)	(2,468)
Amounts reclassified from accumulated other comprehensive income to earnings:
Income tax effect — expense	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	786	(2,854)	(2,068)	(101)	(2,367)	(2,468)
Balance at end of the period	$286	$(4,296)	$(4,010)	$(336)	$(563)	$(899)

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
The Company’s provision for income taxes remained relatively flat which increased to $2.0 million for the three months ended September 30, 2019, compared to $1.6 million for the three months ended September 30, 2018. The Company’s provision for income taxes was $0.7 million for the nine months ended September 30, 2019, compared to $5.3 million of tax

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
benefit for the nine months ended September 30, 2018. The change in the tax provision was primarily due to a higher tax provision attributable to worldwide profits and lower stock-based compensation excess tax benefits.
The Company’s effective tax rate changed to 15.1% for the three months ended September 30, 2019, compared to (8.0)% for the three months ended September 30, 2018. The change in the effective tax rate was primarily due to the discrete tax charge resulting from the non-deductible acquired in-process research and development expense associated with the MVI asset acquisition recorded in 2018. The Company’s effective tax rate changed to 1.8% for the nine months ended September 30, 2019, compared to 92.1% for the nine months ended September 30, 2018. The change in the effective tax rate was primarily due to the discrete tax charge resulting from the non-deductible acquired in-process research and development expense associated with the MVI asset acquisition recorded in 2018. It was also driven by lower stock-based compensation excess tax benefits and higher worldwide profits diluting the impact of such tax benefits for the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018.
The 2017 Tax Reform Act significantly revised the U.S. corporate income tax regime. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provided a measurement period, that should not extend beyond one year from the Tax Reform Act enactment date. In the year ended December 31, 2018, the Company completed its accounting for the tax effects of the Tax Reform Act under FASB ASC 740 “Income Taxes” based on authoritative guidance available to date. Going forward, the Company will continue to evaluate further legislative guidance associated with the Tax Reform Act and determine the tax impact on the financial statements, if any.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of September 30, 2019 and 2018, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit and California DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. As of September 30, 2019, the Company also maintains a valuation allowance against DTAs acquired from MVI which are subject to Separate Return Limitation Year (“SRLY”) rules that limit the utilization of the pre-acquisition tax attributes to offset future taxable income solely generated by MVI.

The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such are not provided for in the Company’s financial statements as of September 30, 2019. The Company will repatriate foreign earnings only to the extent doing so will not result in any material U.S. tax consequences. Thus, deferred taxes on any potential future repatriation of a portion of the earnings of its German subsidiary were not reflected in the Company’s financial statements as of September 30, 2019.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Net Income (Loss) Attributable to Penumbra, Inc. Per Share
The Company’s basic net income (loss) attributable to Penumbra, Inc. per share is calculated by dividing the net income (loss) attributable to Penumbra, Inc. by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock, restricted stock units and stock sold through the Company’s employee stock purchase plan are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Penumbra, Inc.	$11,483	$(18,930)	$38,769	$(58)
Denominator:
Weighted average shares used to compute net income:
Basic	34,840,370	34,248,484	34,681,846	34,057,216
Effect of dilutive securities from stock-based benefit plans, as calculated using treasury stock method	1,431,024	—	1,561,376	—
Diluted	36,271,394	34,248,484	36,243,222	34,057,216
Net income (loss) attributable to Penumbra, Inc. per share from:
Basic	$0.33	$(0.55)	$1.12	$—
Diluted	$0.32	$(0.55)	$1.07	$—
Outstanding common stock equivalents of 65 thousand and 2.3 million shares for the three months ended September 30, 2019 and 2018, respectively, and 76 thousand and 2.3 million shares for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.
14. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the income statement is considered to be revenue from contracts with customers.
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$90,272	$72,991	$259,157	$210,070
Japan	11,214	10,131	32,967	31,427
Other International	38,016	28,684	110,018	82,648
Total	$139,502	$111,806	$402,142	$324,145

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s revenues disaggregated by product category, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Neuro	$83,247	$74,689	$246,265	$220,318
Vascular	56,255	37,117	155,877	103,827
Total	$139,502	$111,806	$402,142	$324,145
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of September 30, 2019.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three and nine months ended September 30, 2019, the Company made no changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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
To address the challenging and significant clinical needs of our two key markets, we developed products that fall into the following broad product offering families:
Our neuro products fall into four broad product families:
•Neuro thrombectomy - Penumbra System designed for mechanical thrombectomy, including Penumbra JET and ACE reperfusion catheters, aspiration tubing, aspiration pump, and the 3D Revascularization Device
•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400, PAC400 and PX SLIM
•Neuro access - delivery catheters, consisting of Neuron, Neuron MAX, Select, BENCHMARK and DDC
•Neurosurgical - Artemis Neuro Evacuation Device
Our vascular products fall into two broad product families:
•Vascular thrombectomy - Indigo System designed for mechanical thrombectomy, including aspiration catheters, separators, aspiration pump and accessories
•Vascular embolization - Ruby Coil System, POD System (POD and POD Packing Coil) and the LANTERN Delivery Microcatheter
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the nine months ended September 30, 2019 and 2018, 35.6% and 35.2% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.

We generated revenue of $402.1 million and $324.1 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $78.0 million. We generated operating income of $36.9 million for the nine months ended September 30, 2019. We generated an operating loss of $7.5 million for the nine months ended September 30, 2018 as a result of the $30.8 million acquired in-process research and development (“IPR&D”) charge recorded in connection with the acquisition of a controlling interest in MVI which was accounted for as an asset acquisition in the third quarter of 2018.
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
•The rate at which we grow our salesforce and the speed at which newly hired salespeople become fully effective can impact our revenue growth or our costs incurred in anticipation of such growth.
•Our industry is intensely competitive and, in particular, we compete with a number of large, well-capitalized companies. We must continue to successfully compete in light of our competitors’ existing and future products and their resources to successfully market to the specialist physicians who use our products.
•We must continue to successfully introduce new products that gain acceptance with specialist physicians and successfully transition from existing products to new products, ensuring adequate supply. In addition, as we introduce new products, we generally hire and train additional personnel and build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our operating results and financial condition.
•Publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by specialist physicians and the procedures and treatments those physicians choose to administer for a given condition.
•The specialist physicians who use our products may not perform procedures during certain times of the year, such as those periods when they are at major medical conferences or are away from their practices for other reasons, the timing of which occurs irregularly during the year and from year to year.
•Most of our sales outside of the United States are denominated in the local currency of the country in which we sell our products. As a result, our revenue from international sales can be significantly impacted by fluctuations in foreign currency exchange rates.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$139,502	100.0%	$111,806	100.0%	$402,142	100.0%	$324,145	100.0%
Cost of revenue	43,504	31.2	36,794	32.9	128,306	31.9	110,324	34.0
Gross profit	95,998	68.8	75,012	67.1	273,836	68.1	213,821	66.0
Operating expenses:
Research and development	13,733	9.8	9,092	8.1	38,862	9.7	25,298	7.8
Sales, general and administrative	69,289	49.7	55,934	50.0	198,045	49.2	165,209	51.0
Acquired in-process research and development	—	—	30,835	27.6	—	—	30,835	9.5
Total operating expenses	83,022	59.5	95,861	85.7	236,907	58.9	221,342	68.3
Income (loss) from operations	12,976	9.3	(20,849)	(18.6)	36,929	9.2	(7,521)	(2.3)
Interest income, net	759	0.5	771	0.7	2,276	0.6	2,240	0.7
Other (expense) income, net	(772)	(0.6)	170	0.2	(819)	(0.2)	(460)	(0.1)
Income (loss) before income taxes and equity in losses of unconsolidated investee	12,963	9.3	(19,908)	(17.8)	38,386	9.5	(5,741)	(1.8)
Provision for (benefit from) income taxes	1,963	1.4	1,598	1.4	683	0.2	(5,288)	(1.6)
Income (loss) before equity in losses of unconsolidated investee	11,000	7.9	(21,506)	(19.2)	37,703	9.4	(453)	(0.1)
Equity in losses of unconsolidated investee	—	—	(920)	(0.8)	—	—	(3,101)	(1.0)
Consolidated net income (loss)	$11,000	7.9%	(22,426)	(20.1)%	$37,703	9.4%	$(3,554)	(1.1)%
Net loss attributable to non-controlling interest	(483)	(0.3)	(3,496)	(3.1)	(1,066)	(0.3)	(3,496)	(1.1)
Net income (loss) attributable to Penumbra, Inc.	$11,483	8.2%	$(18,930)	(16.9)%	$38,769	9.6%	$(58)	—%

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Neuro	$83,247	$74,689	$8,558	11.5%
Vascular	56,255	37,117	19,138	51.6%
Total	$139,502	$111,806	$27,696	24.8%
Revenue increased $27.7 million, or 24.8%, to $139.5 million in the three months ended September 30, 2019, from $111.8 million in the three months ended September 30, 2018. Our revenue growth resulted from further market penetration of our existing products and sales of new products. Sales within our neuro and vascular businesses accounted for approximately 30% and 70% of the revenue increase, respectively, in the three months ended September 30, 2019. These revenue increases take into account a shift in revenue from neuro to vascular as a result of our peripheral embolization launch in Japan in the fourth quarter of 2018.
Revenue from our neuro products increased $8.6 million, or 11.5%, to $83.2 million in the three months ended September 30, 2019, from $74.7 million in the three months ended September 30, 2018. This was primarily attributable to increased sales of our Penumbra System which accounted for slightly less than 85% of the total change in neuro revenue, respectively. Our neuro thrombectomy product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke, which led to an increase in the number of procedures performed by specialist physicians using these products.This growth was partially offset by a decrease in sales of our neuro embolization products, which decreased by approximately 20% of the total change in neuro revenue, as demand for our neuro embolization products fluctuates from period to period due to the number of procedures performed. The decrease was also attributable to shifts in revenue from neuro to vascular as discussed above. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our vascular products increased $19.1 million, or 51.6%, to $56.3 million in the three months ended September 30, 2019, from $37.1 million in the three months ended September 30, 2018. This increase was driven by sales of our Indigo System products which accounted for approximately half of the vascular revenue increase in the three months ended September 30, 2019. This was primarily attributable to further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Change
	2019		2018		$	%
	(in thousands, except for percentages)
United States	$90,272	64.7%	$72,991	65.3%	$17,281	23.7%
Japan	11,214	8.0%	10,131	9.1%	1,083	10.7%
Other International	38,016	27.3%	28,684	25.6%	9,332	32.5%
Total	$139,502	100.0%	$111,806	100.0%	$27,696	24.8%
Revenue from sales in international markets increased $10.4 million, or 26.8%, to $49.2 million in the three months ended September 30, 2019, from $38.8 million in the three months ended September 30, 2018. Revenue from international sales represented 35.3% and 34.7% of our total revenue for the three months ended September 30, 2019 and 2018, respectively.

Gross Margin

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Cost of revenue	$43,504	$36,794	$6,710	18.2%
Gross profit	$95,998	$75,012	$20,986	28.0%
Gross margin %	68.8%	67.1%
Gross margin increased 1.7 percentage points to 68.8% in the three months ended September 30, 2019, from 67.1% in the three months ended September 30, 2018. The increase in gross margin was primarily due to lower production variances.
Research and Development (R&D)

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
R&D	$13,733	$9,092	$4,641	51.0%
R&D as a percentage of revenue	9.8%	8.1%
R&D expenses increased by $4.6 million, or 51.0%, to $13.7 million in the three months ended September 30, 2019, from $9.1 million in the three months ended September 30, 2018. The increase was primarily due to a $2.4 million increase in personnel-related expenses driven by an increase in headcount to support our growth and a $2.3 million increase in product development and testing costs.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials.
Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
SG&A	$69,289	$55,934	$13,355	23.9%
SG&A as a percentage of revenue	49.7%	50.0%
SG&A expenses increased by $13.4 million, or 23.9%, to $69.3 million in the three months ended September 30, 2019, from $55.9 million in the three months ended September 30, 2018. The increase was primarily due to a $8.3 million increase in personnel-related expenses largely attributable to an increase in headcount to support our growth, and a $1.8 million increase related to marketing events.
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
Acquired In-Process Research and Development

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$—	$30,835	$(30,835)	(100.0)%
Acquired in-process research and development as a percentage of revenue	—%	27.6%
During the third quarter of the prior year, we recorded a $30.8 million acquired IPR&D charge in connection with the acquisition of a controlling interest in MVI Health Inc. which was accounted for as an asset acquisition. There were no acquired IPR&D charges during the three months ended September 30, 2019.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Provision for income taxes	$1,963	$1,598	$365	22.8%
Effective tax rate	15.1%	(8.0)%
Our provision for income taxes remained relatively flat, increasing by $0.4 million to $2.0 million in the three months ended September 30, 2019, from $1.6 million in the three months ended September 30, 2018.
Our effective tax rate changed to 15.1% in the three months ended September 30, 2019, from (8.0)% in the three months ended September 30, 2018. The change in our effective tax rate was primarily attributable to the discrete tax charge recorded in the three months ended September 30, 2018, resulting from the non-deductible acquired in-process research and development expense associated with the MVI asset acquisition.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Neuro	$246,265	$220,318	$25,947	11.8%
Vascular	155,877	103,827	52,050	50.1%
Total	$402,142	$324,145	$77,997	24.1%
Revenue increased $78.0 million, or 24.1%, to $402.1 million in the nine months ended September 30, 2019, from $324.1 million in the nine months ended September 30, 2018. Our revenue growth resulted from further market penetration of our existing products and sales of new products. Increased sales within our neuro and vascular businesses accounted for slightly less than 35% and slightly more than 65% of the revenue increase, respectively, in the nine months ended September 30, 2019. These revenue increases take into account a shift in revenue from neuro to vascular as a result of our peripheral embolization launch in Japan in the fourth quarter of 2018.
Revenue from our neuro products increased $25.9 million, or 11.8%, to $246.3 million in the nine months ended September 30, 2019, from $220.3 million in the nine months ended September 30, 2018. This was primarily attributable to increased sales of our Penumbra System which accounted for slightly more than 90% of the total change in neuro revenue. Our neuro thrombectomy product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke, which led to an increase in the number of procedures performed by specialist physicians using these products. This growth was partially offset by a decrease in sales of our neuro embolization products, which decreased by approximately 30% the total change in neuro revenue, as demand for our neuro embolization products fluctuates from period to period due to the number of procedures performed. The decrease was also attributable to shifts in revenue from neuro to vascular as discussed above. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our vascular products increased $52.1 million, or 50.1%, to $155.9 million in the nine months ended September 30, 2019, from $103.8 million in the nine months ended September 30, 2018. This was driven by increased sales of Indigo System products, which accounted for approximately half of the vascular revenue increase. This increase was primarily attributable to further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,				Change
	2019		2018		$	%
	(in thousands, except for percentages)
United States	$259,157	64.4%	$210,070	64.8%	$49,087	23.4%
Japan	32,967	8.2%	31,427	9.7%	1,540	4.9%
Other International	110,018	27.4%	82,648	25.5%	27,370	33.1%
Total	$402,142	100.0%	$324,145	100.0%	$77,997	24.1%
Revenue from sales in international markets increased $28.9 million, or 25.3%, to $143.0 million in the nine months ended September 30, 2019, from $114.1 million in the nine months ended September 30, 2018. Revenue from international sales represented 35.6% and 35.2% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively.
Gross Margin

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Cost of revenue	$128,306	$110,324	$17,982	16.3%
Gross profit	$273,836	$213,821	$60,015	28.1%
Gross margin %	68.1%	66.0%
Gross margin increased 2.1 percentage points to 68.1% in the nine months ended September 30, 2019, from 66.0% in the nine months ended September 30, 2018. The increase in gross margin was primarily due to lower production variances.
Research and Development (R&D)

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
R&D	$38,862	$25,298	$13,564	53.6%
R&D as a percentage of revenue	9.7%	7.8%
R&D expenses increased by $13.6 million, or 53.6%, to $38.9 million in the nine months ended September 30, 2019, from $25.3 million in the nine months ended September 30, 2018. The increase was primarily a $6.6 million increase in product development and testing costs and a $5.4 million increase in personnel-related expenses primarily due to an increase in headcount to support our growth.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials.
Sales, General and Administrative (SG&A)

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
SG&A	$198,045	$165,209	$32,836	19.9%
SG&A as a percentage of revenue	49.2%	51.0%
SG&A expenses increased by $32.8 million, or 19.9%, to $198.0 million in the nine months ended September 30, 2019, from $165.2 million in the nine months ended September 30, 2018. The increase was primarily due to a $19.8 million increase in personnel-related expense primarily attributable to an increase in headcount to support our growth, and a $5.3 million increase related to marketing events.
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

Acquired In-Process Research and Development

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$—	$30,835	$(30,835)	(100.0)%
Acquired in-process research and development as a percentage of revenue	—%	9.5%
During the third quarter of the prior year, we recorded a $30.8 million acquired IPR&D charge in connection with the acquisition of a controlling interest in MVI Health Inc. which was accounted for as an asset acquisition. There were no acquired IPR&D charges during the nine ended September 30, 2019.
Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$683	$(5,288)	$5,971	(112.9)%
Effective tax rate	1.8%	92.1%
Our provision for income taxes increased by $6.0 million to $0.7 million in the nine months ended September 30, 2019, from $5.3 million of tax benefit in the nine months ended September 30, 2018. The increase was primarily due to a higher tax provision from worldwide profits and lower stock-based compensation excess tax benefits.
Our effective tax rate changed to 1.8% in the nine months ended September 30, 2019, from 92.1% in the nine months ended September 30, 2018. The change in our effective tax rate was primarily attributable to the discrete tax charge resulting from the acquired in-process research and development expense associated with the MVI asset acquisition in the nine months ended September 30, 2018. The change was also driven by lower stock-based compensation excess tax benefits and higher worldwide profits diluting the impact of such tax benefits for the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018.
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

Liquidity and Capital Resources
As of September 30, 2019, we had $365.2 million in working capital, which included $111.6 million in cash and cash equivalents and $82.9 million in marketable investments. As of September 30, 2019, we held approximately 20.2% of our cash and cash equivalents in foreign entities.
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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$111,581	$67,850
Marketable investments	82,864	133,039
Accounts receivable, net	101,828	81,896
Accounts payable	11,962	8,176
Accrued liabilities	70,163	57,886
Working capital(1)	365,167	344,664
__________________
(1)Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$67,850	$50,637
Net cash provided by operating activities	21,885	21,277
Net cash provided by (used in) investing activities	31,023	(10,010)
Net cash used in financing activities	(8,457)	(12,983)
Cash and cash equivalents and restricted cash at end of period	111,581	47,742
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

Net cash provided by operating activities was $21.9 million during the nine months ended September 30, 2019 and consisted of a consolidated net income of $37.7 million and non-cash items of $25.9 million, offset by net changes in operating assets and liabilities of $41.7 million. The change in operating assets and liabilities includes an increase in inventories of $27.9 million to support our revenue growth, an increase in accounts receivable of $21.5 million, and an increase in prepaid expenses and other current and non-current assets of $3.4 million, partially offset by an increase in accrued expenses and other non-current liabilities of $7.8 million, and an increase in accounts payable of $3.3 million as a result of growth in our business activities.
Net cash provided by operating activities was $21.3 million during the nine months ended September 30, 2018 and consisted of a consolidated net loss of $3.6 million and non-cash items of $48.3 million, offset by net changes in operating assets and liabilities of $23.4 million. The change in operating assets and liabilities includes an increase in accounts receivable of $23.3 million and an increase in inventories of $15.4 million to support our revenue growth, partially offset by an increase in accrued expenses and other non-current liabilities of $12.8 million, an increase in accounts payable of $1.7 million as a result of the growth in our business activities and a decrease in prepaid expenses, and other current and non-current assets of $0.7 million.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by (used in) investing activities relates primarily to proceeds from maturities and sales of marketable investments, partially offset by purchases of marketable investments, capital expenditures and contributions towards non-marketable investments.
Net cash provided by investing activities was $31.0 million during the nine months ended September 30, 2019 and consisted of proceeds from maturities and sales of marketable investments, net of purchases, of $51.2 million, partially offset by capital expenditures of $14.1 million, and payments for leases that have not yet commenced of $4.1 million.
Net cash used in investing activities was $10.0 million during the nine months ended September 30, 2018 and consisted of payments for the MVI asset acquisition, net of cash acquired, of $19.9 million, capital expenditures of $6.6 million, and contributions to non-marketable investments of $1.4 million, partially offset by proceeds from maturities and sales of marketable investments, net of purchases, of $17.8 million.
Net Cash Used In Financing Activities
Net cash used in financing activities primarily relates to payments of employee taxes related to vested restricted stock and restricted stock units and certain acquisition-related payments, partially offset by proceeds from exercises of stock options.
Net cash used in financing activities was $8.5 million during the nine months ended September 30, 2019 and primarily consisted of $16.1 million of payments of employee taxes related to vested restricted stock and restricted stock units and $1.2 million primarily related to contingent consideration payments made in the first quarter of 2019 in connection with our acquisition in 2017. This was partially offset by proceeds from the issuance of stock under our employee stock purchase plan of $4.8 million and proceeds from stock option exercises of $3.6 million.
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
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments as of September 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Interest Rate Risk. We had cash and cash equivalents of $111.6 million as of September 30, 2019, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $82.9 million, which consisted primarily of commercial paper, corporate bonds, non-U.S. government debt securities, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2019 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at September 30, 2019.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—	—	—	—
August 1, 2019 - August 31, 2019	429	148.85	—	—
September 1, 2019 - September 30, 2019	—	—	—	—
Total	429	148.85	—	—

(1) During the three months ended September 30, 2019, the Company withheld 429 shares of restricted stock at an aggregate cost of approximately $0.1 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1*	Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated September 3, 2019	8-K	001-37557		September 3, 2019
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: November 7, 2019
	By:	/s/ Sri Kosaraju
Sri Kosaraju
President and Chief Financial Officer
(Principal Financial and Accounting Officer)