Form 10-K
period 2019-12-31
Penumbra Inc
filed 2020-02-26
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐  No:  ☒
As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5.1 billion, based on the closing price as reported on the New York Stock Exchange as of such date.
As of February 11, 2020, the registrant had 35,052,239 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders, which is to be filed not more than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Penumbra, Inc.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Form 10-K, including in the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-K. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “opportunity” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section entitled “Risk Factors” in this Form 10-K. You should specifically consider the numerous risks outlined in the section of this Form 10-K entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I
ITEM 1. BUSINESS.
Overview
References herein to “we,” “us,” “our,” the “Company,” and “Penumbra,” refer to Penumbra, Inc. and its consolidated subsidiaries unless expressly indicated or the context requires otherwise.
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market medical devices and have a broad portfolio of products that addresses challenging medical conditions in markets with significant unmet need. Our team focuses on developing, manufacturing and marketing novel products for use by specialist physicians and healthcare providers to drive improved clinical outcomes. We believe that the cost-effectiveness of our products is attractive to our customers.
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
We attribute our success to our culture built on cooperation, our highly efficient product innovation process, our disciplined approach to product and commercial development, our deep understanding of our target end markets and our relationships with specialist physicians and healthcare providers. We believe these factors have enabled us to rapidly innovate in a highly efficient manner.
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $547.4 million, $444.9 million and $333.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. This represents an annual increase of 23.0% and 33.3%, respectively. We generated operating income of $47.5 million and $1.2 million for the years ended December 31, 2019 and 2017, respectively, and an operating loss of $0.9 million for the year ended December 31, 2018.
Our Markets
We concentrate on improving treatment outcomes for patients with certain forms of vascular disease and strive to improve the long-term quality of life for patients recovering from other diseases or injuries requiring rehabilitation. Vascular disease refers to any condition that affects the circulatory system and typically manifests as a blockage or rupture of an artery or a vein. When the treatment for vascular disease is performed from within a vessel, it is referred to as an endovascular procedure. Rehabilitation includes exercises which aim to restore a patient to health or normal function through training and therapy after illness or disability. Endovascular device markets are conventionally classified according to the anatomic location of the disorder, and are generally divided into neuro, which includes neurovascular and neurosurgical, and vascular, which includes peripheral vascular and cardiovascular. In both of these markets, our main product technologies include thrombectomy devices to remove clots and embolization devices to treat aneurysms and to occlude vessels.
We generated revenue of $331.7 million, $294.3 million and $232.4 million from our neuro product category for the years ended December 31, 2019, 2018 and 2017, respectively. We generated revenue of $215.7 million, $150.6 million, and $101.3 million from our vascular product category for the years ended December 31, 2019, 2018 and 2017, respectively. The Company designs, develops, manufactures and markets novel medical devices, and operates as one operating segment.
While reliable third party data is not available for many markets outside the United States, we believe that there is a substantial additional market for our neuro and vascular products throughout the world.
The Neuro Market
The neuro market is comprised of vascular diseases and disorders in the brain, including ischemic stroke, brain aneurysms, hemorrhagic stroke and other conditions. Our solutions address the intervention of these diseases and the rehabilitation of these conditions.
Globally, stroke is the second-leading cause of death, and the third-leading cause of serious long-term disability. It is estimated that nearly 14 million strokes occur annually and that there are more than 80 million survivors of stroke globally. In the United States, the American Heart Association (“AHA”) and American Stroke Association (“ASA”) estimate that nearly 800,000 strokes occur annually, and lead to approximately 140,000 deaths per year. It is estimated that there are more than 7 million survivors of stroke in the United States. The majority of stroke survivors require rehabilitation in order to relearn motor skills lost through the brain damage caused by stroke. Within the United States, nearly 66% of stroke survivors receive some form of rehabilitation.

A stroke occurs when a blood vessel that carries oxygen and nutrients to the brain is either blocked by a clot or bursts (ruptures) and may take one of the following forms
•Ischemic Stroke: Ischemic strokes, caused by the blockage of an artery in the brain, represent approximately 87% of strokes, or approximately 700,000 patients annually, in the United States. Of these cases, we estimate that approximately 200,000 are treatable with mechanical thrombectomy, which involves removal of the clot causing the blockage by mechanical means and restoring blood flow to the blocked vessels. Outside of the United States, we estimate that there are approximately 9.7 million ischemic strokes annually and that 1.9 million of these patients are treatable with mechanical thrombectomy. Studies have shown that patients treated with mechanical thrombectomy had improved functional outcomes compared with treatment with clot-busting drugs such as tPA alone.
•Brain Aneurysm: An aneurysm is a weak area in a blood vessel that usually enlarges and is often described as a “ballooning” of the blood vessel. Approximately 1.5% to 5.0% of the general population has or will develop a brain aneurysm and about 6 million people in the United States may currently have a brain aneurysm. If a patient has had an aneurysm, there is a 15% to 20% likelihood that the patient will have one or more additional aneurysms. The primary endovascular procedure for treating unruptured aneurysms uses a repair technique called embolization, in which the aneurysm is packed with coils in a minimally invasive procedure.
•Hemorrhagic Stroke: Hemorrhagic strokes, caused by the sudden rupture of a brain artery that leads to bleeding into or around the brain, represent approximately 13% of strokes in the United States. Brain aneurysms and arteriovenous malformations (“AVM”) can both cause hemorrhagic stroke. According to independent sources, every year 0.5% to 3.0% of people with a brain aneurysm and 1.0% to 3.0% of people with an AVM may suffer from bleeding. According to the AHA and ASA, once a brain aneurysm or an AVM bleeds, the chance of death is 30% to 40% and 10% to 15%, respectively. Intracerebral hemorrhage (“ICH”), a type of hemorrhagic stroke, occurs when a vessel within the brain bursts, allowing blood to leak inside the brain.
In addition to products addressing these specific diseases, our neuro access and rehabilitation products address other diseases and potentially broader neuro conditions as well.
The Vascular Market
Vascular diseases are diseases occurring in vessels in the body outside of the brain. Such diseases are very similar to those experienced in the neurovasculature. Just as the disruption of blood flow to the brain has high mortality and morbidity, disruptions in the peripheral vasculature can also have serious adverse consequences. There are approximately 1.4 million incidences of clot in the peripheral vasculature each year in the United States.We estimate that of that patient incidence, approximately 425,000 patients are currently treated either surgically, interventionally, or with lytics for treatment of the following vascular diseases.
•Venous Thromboembolism (“VTE”): Deep Vein Thrombosis, (“DVT”) and Pulmonary Embolism (“PE”) are collectively referred to as VTE. DVT occurs when a blood clot develops in veins deep in the body and PE occurs when a blood clot becomes lodged in the lung. DVT can result in PE if a blood clot in the leg breaks loose and travels to the lungs.
•Peripheral Arterial Occlusion (“PAO”): Acute PAO occurs when a blood clot develops in major peripheral arteries.
•Arteriovenous Graft or Fistula Declot (“AV Graft or Fistula”): Arteriovenous grafts or fistulas are created for access to dialyze the blood of patients with end-stage renal disease. It is common for clots to form within these access vessels when patients undergo dialysis long-term.
•Peripheral Embolization: Coil embolization is used to treat numerous conditions in the peripheral vasculature including aneurysms, vessel malformations, bleeding, endoleaks, ovarian veins and varicoceles.

Our Product Portfolio
Since our founding in 2004 we have developed a product portfolio that includes 7 product families within our major markets. The following table summarizes our product offerings.

Product Families		Key Product Brands	Descriptions
NEURO	Thrombectomy	Penumbra System, including Penumbra JET, ACE and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories	Aspiration based thrombectomy systems and accessory devices, including revascularization device designed for mechanical thrombectomy
	Embolization	Penumbra Coil 400 POD400 PAC400	Neurovascular embolization coiling system designed to treat patients with large aneurysms and other large neurovascular lesions
		Penumbra SMART COIL	Neurovascular embolization coiling system designed to treat patients with all sizes of aneurysms and other neurovascular lesions
	Access	Neuron Neuron MAX Select BENCHMARK DDC PX SLIM	Neurovascular access systems designed to provide intracranial access for use in a wide range of neurovascular therapies
	Neurosurgical Tools	Artemis Neuro Evacuation Device	Neurosurgical aspiration tools for the removal of tissue and fluids
	Rehabilitation Tools	REAL Immersive System	Immersive virtual reality and display system that interactively displays and tracks upper-extremity rehabilitation exercises
VASCULAR	Thrombectomy	Indigo System	Aspiration-based thrombectomy system for vascular applications, currently for use in the peripheral and coronary vasculature
	Embolization	Ruby Coil Ruby LP	Large-volume, detachable embolic coil system for peripheral embolization
		LANTERN	Microcatheter for delivery of detachable coils and occlusion devices
		POD (Penumbra Occlusion Device)	Detachable, microcatheter-deliverable occlusion device designed specifically to occlude peripheral vessels
		Packing Coil Packing Coil LP	Complementary device for use with Ruby Coil and POD for vessel occlusion
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

The Penumbra JET 7 with XTRA FLEX Technology has the largest lumen of the catheter families and offers the greatest aspiration power with the Penumbra ENGINE. The Penumbra JET D is designed to maximize aspiration power for distal occlusions.

The 3D Revascularization Device is a component of the Penumbra System that offers a technologically-advanced structure designed to treat large vessel occlusion in combination with Penumbra JET 7 and ACE Reperfusion Catheters.

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
Rehabilitation
The REAL Immersive System is a proprietary, 3D immersive virtual reality tool designed for neurological and other rehabilitation, that interactively displays and tracks upper-extremity rehabilitation exercises. This technology builds on our experience with the disease of stroke and is designed for conducting upper body rehabilitation in a clinical setting. Studies have shown that adding virtual reality therapy to conventional therapy is effective in improving rehabilitation outcomes, particularly with systems that are fully immersive, customized for the healthcare setting, and fun and engaging for patients.
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
Our vascular products fall into the following broad product families:
Thrombectomy
Indigo System

The Indigo System was designed for continuous aspiration mechanical thrombectomy, leveraging the success of the Penumbra System in ischemic stroke. It is an easy to use thrombectomy system that is powerful, highly trackable, and suited to a wide range of clot morphology in both the peripheral arterial, peripheral venous, pulmonary arteries and coronary vasculature. The Indigo System is comprised of three principal components:
•Continuous Aspiration Mechanical Thrombectomy Catheters are robust, durable, trackable and suited for the peripheral and coronary anatomy. We have introduced multiple sizes of catheters for use in both the peripheral and coronary vasculature. CAT Catheters are available in a wide range of sizes and lengths to address a wide range of vessel sizes and clot locations.
•Indigo Separators are advanced and retracted through the aspiration catheter at the proximal margin of the primary occlusion to facilitate clearing of the thrombus from the catheter tip. In the peripheral vasculature, clots often form in long segments and are more resistant to traditional aspiration techniques. The Indigo System with the Separator enables a practitioner to remove a wide range of clot morphology from both peripheral and coronary vasculature.
•Penumbra ENGINE or Penumbra Pump MAX is connected to our CAT catheters and provides the aspiration suction force. We developed our proprietary aspiration source as a fully-integrated system specifically for mechanical thrombectomy by aspiration.
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
The Ruby Coil System is used in a variety of clinical applications, including, but not limited to:
•active extravasations, or the escape of blood into surrounding tissue;
•selective embolization in patients with visceral aneurysms;
•exclusion of branches prior to chemoembolization and radioembolization;
•embolization in patients with gastrointestinal bleeding;
•embolization of branches prior to stent graft procedures;
•procedures after stent grafting in patients with persistent type II endoleaks and sac enlargement;
•treatment of patients with varicocele and pelvic congestion syndrome;
•high flow arterial venous malformations;
•post trans intrahepatic shunt placement;
•balloon retrograde transvenous obliteration; and
•exclusion of hepatic branches prior to liver resection.
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
Manufacturing
We currently maintain our manufacturing facilities in Alameda and Roseville, California and currently produce substantially all of our products in-house. Our manufacturing facilities are International Organization for Standardization (“ISO”) 13485 compliant. We achieved ISO 13485:2016 certification achieved at our Alameda facility in 2018 and re-certification in 2019. We are currently pursuing ISO 13485:2016 certification at our Roseville facility and anticipate certification in Q2 2020. In 2007, we achieved compliance with the European Union’s Medical Device Directive (“MDD”), allowing our products to be CE marked. We received our most recent re-certification to the MDD in September 2019. We have elected to participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan by a single auditing organization. We received our first MDSAP certification in August 2018 and re-certification in 2019.
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
Sales and Marketing
We sell our products directly in the United States, most of Europe, Canada and Australia, subject to required regulatory clearances and approvals. We have complemented our direct sales organization with distributors in Japan and most other international markets.
We currently sell our products in the United States through our dedicated salesforce in our major markets, neuro and vascular. In addition, we have employed an additional team of Care Specialists, who will serve as the primary resource for sales and clinical support of the REAL Immersive System in the United States. Our sales representatives and sales managers generally have substantial medical device experience and market our products directly to a variety of specialist physicians engaged in the treatment of vascular disorders, who are the end users of our products and significantly influence hospital buying decisions relating to medical devices. We are focused on developing strong relationships with specialist physicians and devote significant resources to training and educating physicians in the use and benefits of our products. The principal specialist physicians and healthcare providers in our two target end markets include:
•Neuro: Interventional neuroradiologists, neurosurgeons,interventional neurologists, occupational therapists, physical therapists, physiatrists.
•Vascular: Interventional radiologists, vascular surgeons and interventional cardiologists.
In addition to our direct sales organizations, we work with distributors in certain geographic areas where we have determined that selling through distributors is likely to be more effective. The largest market where we sell our products through a distributor is Japan, with Medico’s Hirata Inc. as our distributor.
Our direct sales have been, and we anticipate will continue to represent, a majority of our revenues. In 2019, direct sales accounted for approximately 80% of our revenue, with the balance generated by independent distributors that sell our products outside of the United States.

Backlog
We typically accept and ship orders on the day purchase orders are received or the next business day. Furthermore, if requested, we generally permit customers to cancel or reschedule without penalty. As a result, we do not believe that our backlog at any particular time is material, nor is it a reliable indication of future revenue.
Reimbursement
In the United States, hospitals are the primary purchasers of our products. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid and private health insurance plans, for the total healthcare services required to treat the patient. Government agencies and some other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for inpatient treatment at a fixed rate based on the Medicare severity diagnosis-related group (“MS-DRG”) as determined by the U.S. Centers for Medicare and Medicaid Services (“CMS”). The fixed rate of reimbursement is generally based on the patients’ diagnosis and the procedure performed, and is unrelated to the specific medical device used in that procedure. Medicare rates for the same or similar procedures vary due to geographic location, nature of facility in which the procedure is performed (i.e., teaching or community hospital) and other factors. Private payors vary in their coverage and payment policies. While some may look to coverage and payment by Medicare as a guide, most formulate their own coverage and payment policies.
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
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular medical devices. Our most notable competitors are Boston Scientific, Johnson & Johnson, Medtronic, Stryker and Terumo. All of these competitors are large, well-capitalized companies with longer operating histories and greater resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We also compete with a number of smaller medical device companies that have single products or a limited range of products. Some of our competitors have:
•significantly greater name recognition;
•broader or deeper relations with healthcare professionals, customers, group purchasing organizations, and third-party payors;
•more established distribution networks;

•additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;
•greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and
•greater financial and human resources for product development, sales and marketing and patent litigation.
We compete primarily on the basis that our products are able to treat patients with neuro and vascular diseases and disorders safely and effectively. Our continued success depends on our ability to:
•develop innovative, proprietary products that can cost-effectively address significant clinical needs;
•continue to innovate and develop scientifically advanced technology;
•obtain and maintain regulatory clearances or approvals;
•demonstrate efficacy in Penumbra-sponsored and third-party clinical trials and studies;
•apply technology across product lines and markets;
•attract and retain skilled research and development and sales personnel; and
•cost-effectively manufacture and successfully market and sell products.
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
As of December 31, 2019, we owned and/or had rights to 85 issued patents globally, of which 32 were U.S. patents. As of December 31, 2019, we owned and/or had rights to 66 pending patent applications, of which 15 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, ten of our issued patents are currently expected to expire between 2025 and 2026; five of these patents relate to components of the Penumbra System and the Indigo System, one of these patents relates to methods performed by the former Apollo System, and four of these patents relate to components of devices that have not been commercialized. An additional four of our issued patents, which relate to components of devices that have not been commercialized, are expected to expire between 2026 and 2027. Twenty-four of our issued patents, which relate to components of the Penumbra Coil 400, Ruby Coil System and Smart Coil System, are currently expected to expire between 2029 and 2037. Twelve patents pertaining to the 3D Revascularization Device are projected to expire between 2032 and 2034. Nineteen patents that pertain to products that have not yet been commercialized are projected to expire between 2028 and 2036. Some of our pending patent applications pertain to components and methods of use associated with currently commercialized products. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors-Risks Related to Our Intellectual Property” for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 17 U.S. trademark registrations and 94 foreign trademark registrations as of December 31, 2019. Included in the registered trademarks is a mark with our company name and logo.
We also seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information.
Government Regulation
Our products are medical devices subject to extensive and ongoing regulation by the FDA under the FD&C Act and its implementing regulations, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries under other statutes and regulations. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, handling of patient data and information clearance or approval, marketing, distribution, promotion, import and export, pricing and discounts, post-marketing surveillance and interactions with healthcare professionals. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.
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
510(k) Clearance Pathway
When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976. By regulation, a premarket notification must be submitted to the FDA at least 90 days before we intend to market a device, and we must receive 510(k) clearance from the FDA before we can market the device. The Medical Device User Fee Amendments (“MDUFA”) performance goals for a traditional 510(k) clearance is 90 working days. As a practical matter, however, clearance often takes longer, because the review clock is paused by the FDA to allow time to resolve any questions the FDA may have on the 510(k). To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the premarket notification demonstrates that the device does not raise new questions of safety and effectiveness. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent (“NSE”) to a previously cleared device or use, the FDA will place the device into Class III.
There are three types of 510(k)s: traditional, special and abbreviated. Special 510(k)s are appropriate for certain technological, design, and labeling changes to a device which necessitates a new 510(k) but where the method(s) to evaluate the change(s) are well-established, and whether the results can be sufficiently reviewed in a summary or risk analysis format. Abbreviated 510(k)s are for devices that conform to a recognized standard. The special and abbreviated 510(k)s are intended to streamline review, and the FDA intends to process special 510(k)s within 30 days of receipt.
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
Ongoing Regulation by the FDA
Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:
•establishment registration and device listing;
•the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations and the FDA prohibitions against the promotion of products for un-cleared, unapproved or “off-label” uses, and other requirements related to promotional activities;
•medical device reporting regulations, which require that manufactures report to the FDA if their device may have caused or contributed to a death or serious injury or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
•corrections and removal reporting regulations, which require that manufactures report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health; and

•post market surveillance regulations, which apply to certain Class II or Class III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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
FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services (“CDHS”) requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with the QSR. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facilities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:
•warning or untitled letters, fines, injunctions, consent decrees and civil penalties;
•customer notifications, voluntary or mandatory recall or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•delay in processing submissions or applications for new products or modifications to existing products;
•withdrawing approvals that have already been granted; and
•criminal prosecution.
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
European Union
Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive (the “MDD”). An authorized third party, also called a Notified Body, must approve products for CE marking, other than those of risk class I. The CE mark is contingent upon continued compliance to the applicable regulations, harmonized standards and the quality system requirements of the ISO 13485 standard.

The new European Medical Devices Regulation (the “EU MDR”), which was published in May 2017 with a transition period of three years, replaces the MDD. On May 26, 2020, the new EU MDR will apply and no further applications under the previous directives will be permitted. During the said three-year transition period, we will need to update our quality management system processes to meet the new EU MDR requirements. We are currently updating our quality management system processes to meet the new EU MDR requirements. We are also updating our technical documentation to meet the EU MDR requirements and will submit as soon as our notified body can support transitioning our devices to MDR. Under the new EU MDR requirements, CE certificates issued under the previous directives prior to May 2020 will remain valid in accordance with their term beyond the expiration of the transition period, but will become void at the latest on May 27, 2024, however certain limitations set forth in the EU MDR, such as the inability to substantially change medical devices without notified body approval will apply. We do not expect such limitations to have any material impact on our ability to supply our products to the market in the region covered by the EU MDR.
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
Health Insurance Portability and Accountability Act of 1996. The federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA and its implementing regulations established uniform standards for certain covered entities, which are healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information.
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
Employees
As of December 31, 2019, we had approximately 2,700 employees worldwide. None of our U.S. employees are represented by a collective bargaining agreement. Some of our employees outside of the United States are subject to mandatory, industry-specific collective bargaining agreements or the protections of statutory works councils as required by local law. We have never experienced a work stoppage. We believe our employee relations are good.
Facilities
We maintain approximately 305,000 square feet of research and development, manufacturing and administrative facilities in seven buildings at our campus in Alameda, California. The leases for these seven buildings expire in 2029 to 2035, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through February 1, 2035, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2019 is approximately 175,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 20,000 square feet of warehouse space in Livermore, California, and approximately 45,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire in 2020 to 2022.

The lease for the Salt Lake City warehouse expires in 2024, subject to our option to renew the lease for an additional three to nine years.
On September 17, 2018, we entered into a lease for approximately 160,000 square feet to serve as a manufacturing facility in Roseville, California. The lease is for a fifteen year term, which commenced in November 2019. We have the option to renew the lease for an additional five to ten years.
On September 3, 2019, we entered into a lease for an additional space of approximately 127,000 square feet at our headquarters in the Harbor Bay Business Park in Alameda, California which has not yet commenced as of December 31, 2019. This additional space is in a to-be-constructed building located at 1310 Harbor Bay Business Parkway and we anticipate substantial completion will occur within the next two years.
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
Available Information
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.penumbrainc.com. Information contained in or accessible through our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS.
This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K as well as our other publicly available filings with the SEC. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely harmed.
Business Risks
We have a limited operating history and may not be able to sustain or grow our profitability or continue to generate positive cash flows from operations.
We were founded in 2004 and did not generate any revenue until 2007. Moreover, while we have successfully developed, obtained regulatory clearance or approval for, and introduced a number of products in the neuro market since 2007, we first introduced products in the peripheral vascular and neurosurgical markets in 2013 and 2014, respectively. Accordingly, we only have a limited operating history upon which investors can evaluate our business and prospects, and this limited operating history may not be indicative of our future results. We incurred operating losses in 2018. We can give no assurance that we will be profitable or cash flow positive in the future.
Our sales, general and administrative expenses have increased, and we expect that they will continue to increase, to support our past and anticipated future growth. We have also expended significant amounts on research and development to develop our products, and we expect to continue to do so. We also expend significant amounts on maintaining inventory levels of raw materials, components and finished products to meet anticipated customer demand. In addition, our coil products are sold on a consignment basis, which requires us to expend significant amounts on inventory that is placed at many customer locations. Our ability to sustain our growth and profitability and continue to generate positive operating cash flow may be influenced by many factors, including:
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
The medical device market is characterized by rapidly advancing technology. Our success and growth depends, in part, on our ability to anticipate technological advancements and competitive innovations and introduce new products to adapt to these advancements and innovations. To compete in the marketplace, we have made, and we must continue to make, substantial investments in new product development, whether internally through research and development or externally through licensing or acquisitions. We can give no assurance that we will be successful in identifying, developing or acquiring, and marketing new products or enhancing our existing products. In addition, we can give no assurance that new products or alternative treatment techniques developed by competitors will not render our current or future products obsolete or inferior, technologically or economically.
The success of any new products that we develop or acquire depends on achieving and maintaining market acceptance. Market acceptance for our current and new products could be affected by a number of factors, including:
•our ability to market and distribute our products effectively;
•the availability, perceived efficacy and pricing of alternative products from our competitors;

•the development of new products or alternative treatments by others that render our products and technologies obsolete;
•the price, quality, effectiveness and reliability of our products;
•our customer service and reputation;
•our ability to convince specialist physicians and other healthcare providers to use our products on their patients; and
•the timing of market entry of new products or alternative treatments.
Our competition may respond more quickly to new or emerging technologies or a changing clinical landscape, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers and strategic partners. Given these factors, we cannot assure you that we will be able to continue or increase our level of success. Our failure to introduce new and innovative products in a timely manner, and our inability to maintain or grow the market acceptance of our existing products, could result in write-offs of our inventory and otherwise have a material and adverse effect on our business, results of operations, financial condition or cash flows.
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular devices. Our most notable competitors are Boston Scientific, Johnson & Johnson, Medtronic, Stryker and Terumo. All of these competitors are large, well-capitalized companies with longer operating histories and greater resources than us. We also compete with a number of smaller medical device companies that have a single product or a limited range of products. Our competitors may be able to spend more on product development, marketing, sales and other product initiatives, or be more focused in their spending and activities, than we can. Some of our competitors have:
•significantly greater name recognition;
•broader or deeper relations with healthcare professionals, customers, group purchasing organizations and third-party payors;
•more established distribution networks;
•additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;
•greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and
•greater financial and human resources for product development, sales and marketing and patent litigation.
We compete primarily on the basis that our products are able to treat patients with neurovascular and vascular diseases and disorders safely and effectively, with improved outcomes and procedural cost savings. Our continued success depends on our ability to:
•develop innovative, proprietary products that can cost-effectively address significant clinical needs;
•continue to innovate and develop scientifically advanced technology;
•obtain and maintain regulatory clearances or approvals;
•demonstrate efficacy in Penumbra-sponsored and third-party clinical trials and studies;
•apply technology across product lines and markets;
•attract and retain skilled research and development and sales personnel; and

•cost-effectively manufacture and successfully market and sell products.
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
Risks Related to our Controlling Interest in MVI Health Inc.
In 2017, we formed MVI as a joint venture with Sixense to explore healthcare applications using virtual reality technology, with each party holding 50% of the issued and outstanding equity of MVI. On August 31, 2018, we purchased an additional 40% of the equity interest in MVI from Sixense for an initial cash purchase price of $20.0 million, excluding additional contingent consideration relating to anti-dilution protection provided to Sixense. We now own a 90% controlling interest in MVI and Sixense retains the remaining 10% minority interest.
Our company is experienced in and has a strong history of bringing technology to healthcare markets. While we are familiar with the healthcare markets that we plan to target initially, we do not have extensive experience with virtual reality technology and are relying on new hires and consultants with expertise in the field. Apart from funds we have invested to date to purchase our interest in MVI, we continue to invest additional funds for research and development at MVI, to establish manufacturing operations, to hire dedicated sales and marketing personnel and to commercialize products. We consolidate MVI’s financial results into our consolidated financial statements, so losses at MVI could have a materially adverse effect on our business, results of operations, financial condition or cash flows
We can give no assurance that we will be successful in developing and commercializing products using virtual reality technology. To date, our efforts have been focused on developing the REAL Immersive System and our commercial launch of this product is in its early stages. We have not yet determined that the business model we are pursuing to bring virtual reality technology to the healthcare field will be successful. Our ability to successfully commercialize healthcare applications using virtual reality technology may be influenced by many factors, including:
•our inability to develop new products and content;
•unanticipated problems and additional costs relating to the development and testing of new products;
•our ability to install, set up and service new customers;
•our ability to achieve and maintain market acceptance;
•our reliance on technology licensed from Sixense;
•our possible reliance on a limited number of suppliers for key components of the products it develops we develop;
•maintaining an appropriate program for compliance with regulations related to the privacy and security of individually-identifiable patient information, including but not limited to HIPAA;
•our ability to introduce, manufacture at scale, build new inventory and commercialize new products;
•our ability to produce sufficient quantities of products to meet demand;
•the impact of competition;
•the timing and impact of market and regulatory developments, including our ability to obtain any required regulatory approvals or clearances outside the United States;
•our ability to expand into new markets; and
•our ability to obtain and maintain adequate intellectual property protection for our products and technologies.
Our future growth depends, in part, on our ability to further penetrate our current customer base and increase the frequency of use of our products by our customers.
We will need to continue to make specialist physicians and other healthcare providers aware of the benefits of our products to generate increased demand and frequency of use, and thus increase sales to our hospital customers. Although we are attempting to increase the number of patients treated with our products through our established relationships and focused sales efforts, we cannot provide assurance that our efforts will increase the use of our products. If we are unable to increase the frequency of use of our products by specialist physicians and other healthcare providers, our business, results of operations, financial condition and cash flows could be materially adversely affected.
Our future growth depends, in part, on significantly expanding our user base to include additional specialist physicians and other healthcare professionals in both our existing and future target end markets.

Currently, the primary users of our neurovascular and vascular products are specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists, interventional cardiologists and vascular surgeons. We may enter new target end markets with different users in the future. Our revenue growth will depend in part on our ability to convince specialist physicians and other healthcare professionals in our existing and future target end markets of our products’ efficacy, to educate them in the proper use of our products and to sell our products to their affiliated hospitals or other organizations. Convincing specialist physicians and other healthcare professionals to use new products and to dedicate the time and energy necessary for adequate education in the use of our products is challenging, especially in new markets where treatments or therapies using our products are not established. Expanding our customer base in existing and new target end markets may require, among other things, additional clinical evidence supporting patient benefits, training in a manner to which we are not accustomed, or other resources that we do not readily have available or are not cost effective for us to provide. If we are unable to convert specialist physicians or other healthcare professionals in existing or new target end markets to the use of our products, our sales growth will be limited, which could materially adversely affect our business, results of operations, financial condition or cash flows.
We may not have the resources to successfully market and sell our products, which would adversely affect our business and results of operations.
The marketing and sales of our products requires us to invest in training and education and employ a salesforce that is large enough to interact with the specialist physicians and others who use our products. Entering new markets also requires a significant amount of time and expense in order to identify and establish relationships with key opinion leaders among the specialist physicians and others who may use our products in those markets. We may not have adequate resources to market and sell our products successfully against larger competitors. If we cannot market and sell our products successfully, our business, results of operations, financial condition and cash flows could be materially adversely affected.
Third-party reimbursement may not be available or adequate for the procedures or therapies for which our products are used.
Our ability to commercialize new products successfully in both the United States and international markets, such as Japan, depends in part on the availability of, and hospitals’ and other customers’ ability to obtain, adequate levels of third-party reimbursement for the procedures in which our products are used. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a device used in a procedure has not received appropriate FDA or other governmental regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Our ability to commercialize our products successfully will depend, in large part, on the extent to which adequate reimbursement levels for the cost of their use are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations. Further, healthcare in the United States and international markets is also being affected by economic pressure to contain reimbursement levels and costs. Changing reimbursement models either domestically or internationally could materially adversely affect our business, results of operations, financial condition or cash flows.
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
We must maintain and further develop relationships with specialist physicians and other healthcare providers. If specialist physicians and other healthcare providers do not recommend and endorse, or use, our products or if our relationships with specialist physicians and other healthcare providers deteriorate, our products may not be accepted or maintain acceptance in the marketplace, which would adversely affect our business and results of operations.
Our products are sold primarily to hospitals for use by specialist physicians and other healthcare providers practicing at their facilities. In order for us to sell our products, specialist physicians and other healthcare providers must recommend and endorse them for the hospital to purchase them, and must use them in treating their patients to generate follow-on sales. We may not obtain the necessary recommendations or endorsements for new products from specialist physicians and other healthcare providers, nor may we be able to maintain the current or future level of acceptance and usage of our products. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to products of our competitors or treatments that do not use our products, and on training specialist physicians and other healthcare providers in the proper application and use of our products. We invest in significant training and education of our sales representatives, specialist physicians and other healthcare providers to achieve market acceptance of our products, with no assurance of success. If we are not successful in obtaining and maintaining the recommendations or endorsements of specialist physicians and other healthcare providers for our products, if specialist physicians and other healthcare providers prefer our competitors’ products or other alternative treatments that do not use our products, or if our products otherwise do not gain or maintain market acceptance, our business could be adversely affected.
In addition, the research, development, marketing and sales of our products are dependent, in part, upon our working relationships with specialist physicians and other healthcare providers. We rely on them to provide us with knowledge and feedback regarding our products and the marketing of our products. If we are unable to develop or maintain strong relationships with specialist physicians and other healthcare providers and receive their advice and input, the development and marketing of our products could suffer, which could materially adversely affect our business, results of operations, financial condition or cash flows.
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
We currently maintain our primary manufacturing operations at our campus in Alameda, California. We currently produce substantially all of our products at this facility, and we do not currently have redundant facilities. We recently took occupancy of an additional space in Roseville, California, which we plan to use primarily for manufacturing, but we can give no assurance that this space will be adequate for our future needs. We may need to expend significant capital resources and further increase the size of our manufacturing capabilities as we grow our business. We could, however, encounter problems related to:
•capacity constraints;
•production yields;
•quality control;
•equipment availability; and
•shortages of qualified personnel.
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
Maintaining a significant inventory of raw materials, components and finished goods, including coils, also subjects us to the risk of inventory excess and obsolescence, which may lead to a permanent write-down or write-off of our inventory. While in inventory, our components and finished goods may become obsolete, and we may over-estimate the amount of inventory needed, which may lead to excessive inventory. In these circumstances we would write-down or write-off our inventory and may be required to expend additional resources or be constrained in the amount of end product that we can produce. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire, resulting in a decrease in value and potentially a permanent write-down of our inventory. In the event that a substantial portion of our inventory becomes excess or obsolete, it could materially adversely affect our results of operations.
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
Our future success depends in part upon establishing an interventional stroke care pathway in the United States that integrates the use of mechanical thrombectomy into the treatment of ischemic stroke.
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
Establishing an interventional stroke pathway that integrates the use of interventional treatments, including our products, will depend upon many factors, including:
•effectively educating hospitals and specialist physicians about the clinical evidence supporting intervention, as well as the use, benefits and cost-effectiveness of our products;
•improving the speed with which patients are assessed for and receive interventional treatments; and
•the success of legislative efforts aimed at increasing the likelihood that patients are transported to a hospital or stroke center where interventional treatments are available.
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
Finally, some of our products are sterilized prior to use at a third-party sterilizer in the United States. Recently, certain other sterilization facilities in the United States have undergone temporary closures, and such closures or any future closures could lead to increased demand for sterilization services at the facility we currently use to sterilize our products, which could prevent us from being able to sterilize our products at a pace to meet product demand and/or result in an increase in the cost of sterilization services. In addition, if the sterilization facility we currently use were to close, even on a temporary basis, due to the limited number of sterilization facilities and the time required to approve and license, and gain regulatory approval for us to use, a sterilization facility, we may not be able to replace lost sterilization capacity on a timely basis which could materially adversely affect our results of operations.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork, and a focus on execution, as well as facilitates critical knowledge transfer and knowledge sharing. As we grow, we may find it difficult to maintain these important aspects of our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel or execute on our business strategy.
If our facilities were to become inoperable, we would be unable to continue to develop and manufacture our products until we were able to restore full research, manufacturing and administrative capabilities at our facilities or secure a new facility, and as a result, our business would be harmed.
We currently maintain our research and development, administrative and primary manufacturing operations in buildings located at our campus in Alameda, California, and we do not currently have redundant facilities. We recently took occupancy of an additional facility in Roseville, California, which we plan to use primarily for manufacturing, but it will take some time for that site to become fully operational and we can give no assurance that this space will be adequate for our future needs. Alameda is situated on or near earthquake fault lines, and our facilities are built on filled land, which could be prone to liquefaction in a major earthquake. Should one or more of our buildings be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. Moreover, because of the time required to approve and license a manufacturing facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to obtain replacement production capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost profits, but not losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of raw materials and components and manufactured products, may cause specialist physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with those specialist physicians in the future. Consequently, a catastrophic event at our facility could materially adversely affect our business, results of operations, financial condition or cash flows.
Natural disasters and other events beyond our control could harm our business.
Natural disasters or other catastrophic events, such as earthquakes, flooding, wildfires, power shortages, pandemics such as the recent spread of COVID-19 (coronavirus), terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, drought, sea level rise and other events beyond our control may cause damage or disruption to our operations, the operations of our suppliers and service providers, international commerce and the global economy, and could seriously harm our revenue and financial condition and increase our costs and expenses. The geographic location of our Alameda, California headquarters and production facilities, as well as the facilities of certain of our key suppliers and service providers, subject them to earthquake and wildfire risks. If a major earthquake, wildfire or other natural disaster were to damage our facilities or the facilities of suppliers and service providers, or impact the ability of our employees or the employees of our suppliers and service providers to travel to their workplace, we may experience potential impacts ranging from production and shipping delays to lost revenues and increased costs, which could significantly harm our business. Moreover, in October 2019, Pacific Gas and Electric (“PG&E”), the public electric utility in the Northern California region, commenced planned widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. While we have not experienced damage to our facilities or disruption to operations as a result of these power outages, ongoing blackouts, particularly if prolonged or frequent, could impact our operations and the operations of our suppliers and service providers located in the Northern California region going forward. In addition, many of our employees and the employees of such suppliers and service providers reside in Alameda County or surrounding counties and may be unable to travel to work for the duration of any power shut off. We do not have multiple-site capacity for all of our operations in the event of a business disruption, and our insurance may not be sufficient to cover losses or additional expense that we may sustain. Furthermore, other parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster or other catastrophic event in any of our major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
To successfully market and sell our products internationally, we must address a number of unique challenges applicable to international markets.
For the years ended December 31, 2019, 2018 and 2017, we derived 35.1%, 34.7% and 34.3%, respectively, of our revenue from international sales. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will continue to be subject to the risks and challenges associated with international operations, including:
•reliance on distributors;
•varying coverage and reimbursement policies, processes and procedures;
•difficulties in staffing and managing international operations from which sales are conducted;
•difficulties in penetrating markets in which our competitors’ products or alternative procedures that do not use our products are more established;
•reduced protection for intellectual property rights in some countries;
•export licensing requirements or restrictions, trade regulations and foreign tax laws;
•fluctuating foreign currency exchange rates;
•foreign certification, regulatory requirements and legal requirements;
•lengthy payment cycles and difficulty in collecting accounts receivable;
•customs clearance and shipping delays;
•reliance on third-party logistics providers who warehouse and distribute finished products to our international customers;
•pricing pressure in international markets;
•political and economic instability;
•preference for locally produced products;
•higher incidence of corruption or unethical business practices; and

•uncertainty around a potential reversal or renegotiation of international trade agreements and partnerships and the imposition of tariffs under the administration of U.S. President Donald J. Trump.
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
The June 2016 referendum by British voters to exit the European Union and the commencement of the official withdrawal process by the United Kingdom government in March 2017 has created uncertainties affecting business operations in the United Kingdom and the European Union. Until the terms of the United Kingdom’s exit from the European Union are determined, it is difficult to predict its impact, but it is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the United Kingdom and the European Union and other parties and create economic uncertainty in the region.
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
We have established a direct sales capability in the United States, most of Europe, Canada and Australia, which we have complemented with distributors in Japan and certain other international markets. Sales to distributors represented 20.5%, 18.1% and 18.2% of our revenue in 2019, 2018 and 2017 respectively. Our success outside of the United States, most of Europe, Canada and Australia depends largely upon marketing arrangements with distributors, in particular their sales expertise and their relationships with specialist physicians and affiliated hospitals in their geographic areas. Distributors may terminate their relationship with us, sell competitive products or devote insufficient sales efforts or other resources to our products. We do not control our distributors, and they may not be successful in implementing our marketing plans. In addition, many of our distributors initially obtain and maintain foreign regulatory approval for the sale of our products in their respective countries, and their efforts in obtaining and maintaining regulatory approval may not be as robust as we desire or expect. As our business grows, we may seek to expand or otherwise modify our arrangements with our existing distributors and/or retain the services of additional distributors. Our failure to maintain our relationships with our existing distributors, or our failure to recruit and retain additional skilled distributors in existing or new international markets, could have an adverse effect on our operations. If current or future distributors do not perform adequately, or if we lose a significant distributor, such as our Japanese distributor, we may not be able to maintain existing levels of international revenue or realize expected long term international revenue growth. We have in the past experienced turnover with some of our distributors that has adversely affected sales in the countries in which those distributors operate. Similar occurrences could happen in the future.
Most of our customer relationships outside of the United States are with governmental entities, and we could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdictions.
The U.S. Foreign Corrupt Practices Act (the “FCPA”), the United Kingdom Bribery Act, the Chinese Anti-Unfair Competition Law, and similar anti-bribery laws in other non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities, and physicians practicing in those systems are considered “government officials.” Therefore, our sales to these entities are subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption, and we have operations in certain countries, including working with a distributor in Russia and a local partner in China, where strict compliance with anti-bribery laws may be at variance with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or agents. Violations of the FCPA or other anti-bribery laws, or allegations of such violations, could disrupt our business and materially adversely affect our business, results of operations, financial condition or cash flows.

Foreign currency exchange rates may adversely affect our results.
We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Approximately 35.1%, 34.7%, and 34.3% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively, were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our revenue. For direct sales in our international markets, we are paid by our customers in their local currency, which is primarily euros. For sales to distributors in our international markets, we are paid in either U.S. dollars, euros or Japanese yen, with some sales being denominated in other currencies. Therefore, when the U.S. dollar strengthens relative to the euro, yen or other local currency, our U.S. dollar reported revenue from non-U.S. dollar denominated sales will decrease, or we will need to increase our non-U.S. dollar denominated prices, which may not be commercially practical. Conversely, when the U.S. dollar weakens relative to the euro, yen or other local currency, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Global markets and foreign currencies, including the Euro and the British Pound, were adversely impacted, as a result of the June 23, 2016 referendum by British voters to exit the European Union and volatility in foreign currencies is expected to continue as the United Kingdom negotiates and executes its exit from the European Union. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows.
We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, our business and results of operations may suffer.
We have significantly expanded our overall business, research and development, customer base, product portfolio, employee headcount and operations in recent periods. We have also established new operations in other countries. We have increased our total number of full-time employees from 1,100 as of December 31, 2015, to approximately 2,700 as of December 31, 2019. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
We plan to continue to increase our salesforce. Our experience has been that it takes at least six months, and often longer, before new sales personnel generate enough sales to cover their costs, resulting in increased costs without offsetting revenue during periods in which we are increasing the size of our salesforce.
More systems, facilities, processes and management employees are needed to allow us to continue to grow successfully. We are expanding and renovating our existing facilities around the world but particularly in Alameda, California, driven by our need to expand the space available for our product development and test capacities, as well as our need for additional information technology and office space. The expansion and renovation of our facilities entail risks that could cause disruption in the operations of our business. Such risks include potential interruption in data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases. To meet anticipated demand for our products, we will also have to continue to buy additional equipment and hire additional research and development and manufacturing employees, including quality control personnel and other personnel involved in the production process. This expansion could result in operating difficulties including, but not limited to, difficulties in hiring the appropriate number of research and development and manufacturing employees, training and managing an increasing number of employees, delays in production and shipments, manufacturing inefficiencies and employees not working at capacity. If we do not adapt to meet these evolving challenges and if we are unable to manage our growth successfully, it could have a material and adverse effect on our business, results of operations, financial condition or cash flows.
We have experienced rapid growth in the market for our products and we believe the demand for our products may not continue at these rates.
Annual revenue from our neurovascular products and vascular products increased by $213.6 million, or 64.0%, over a two-year period from 2017 to 2019. This growth was the result of many factors, including but not limited to continued investment in our sales force and a shift to endovascular treatment as the standard of care in treatment of stroke. As we continue to grow and scale our business, it is likely that our growth rates will be more gradual.
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
Our research and development and sales and marketing programs depend on our ability to attract and retain highly skilled technicians, engineers and salespeople. In general, we may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area, where our corporate headquarters, research and development and primary manufacturing facility is located. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. Although we historically have not had any material difficulty attracting qualified experienced personnel to our company, we could in the future have such difficulties and may be required to expend significant financial resources in our employee recruitment and retention efforts. If we are not able to identify, recruit and retain highly qualified personnel, we may experience constraints that will adversely affect our ability to support our research, development, manufacturing and sales programs, and ultimately our ability to compete. If we are unable to identify, recruit and retain qualified salespeople, there could be a delay or decline in the adoption of our products. If key personnel were to leave Penumbra, either to join our competitors or otherwise, we may not be able to attract and retain equally qualified personnel to replace them, which could harm our ability to develop and successfully grow our business.
We depend on information technology systems to operate our business, and issues with maintaining, upgrading or implementing these systems, could have a material adverse effect on our business.
We rely on the efficient and uninterrupted operation of information technology systems to process, transmit and store electronic information in our day-to-day operations. All information technology systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. In the fourth quarter of 2019, we began evaluating the implementation of a new enterprise resource planning (“ERP”) software system which will replace certain existing business, operational, and financial processes and systems. This ERP implementation project has required and may continue to require investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. This system change entails certain risks, including difficulties with changes in business processes that could disrupt our operations - such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. During the transition, we may continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and changes, this may have an adverse impact on our financial condition and operating results.
If we fail to maintain or are unable to assert that our internal control over financial reporting is effective under the new ERP system, we could adversely affect our ability to accurately report our financial condition, operating results or cash flows. If our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
We rely on information technology, telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems are vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation and customer and employee relationships, suffer disruptions to our business and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our information technology may be susceptible to damage, disruptions or shutdowns due to power outages, user errors, implementation of new operational systems or software or upgrades to existing systems and software, or catastrophes or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions and we may lose business or brand reputation, resulting in a material and adverse effect on our business, financial condition, results of operations or cash flows.
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
In addition, if we do not adequately educate specialist physicians on the use of our products, and our products are used incorrectly during procedures, we may be subject to claims against us by such specialist physicians, their hospitals or their patients. Our business, including our reputation, may consequently be adversely affected by any litigation that may occur based on error in the use of our products, and such litigation could also materially adversely affect our results of operations, financial condition or cash flows.

Regulatory Risks
We are subject to stringent domestic and foreign medical device regulation, which may impede the approval or clearance process for our products, hinder our development activities and manufacturing processes and, in some cases, result in the recall or seizure of previously approved or cleared products.
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Manufacturers of medical devices such as us must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, most medical devices (Class II & III) must receive FDA clearance or approval before they can be commercially marketed in the United States. The FDA may require testing and surveillance programs to monitor the effects of cleared or approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-marketing programs. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards and requirements before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA and foreign regulatory agencies for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to our products and result in limitations on the indicated uses of our products. We cannot provide assurance that we will receive the required approval or clearance from the FDA and foreign regulatory agencies for future products on a timely basis. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. We cannot be certain that our future clinical trials will demonstrate the safety and effectiveness of any of our future products or will result in clearance or approval to market any of these products. In addition, our development activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. The failure to receive approval or clearance for significant new products on a timely basis could have a material adverse effect on our business, results of operation, financial condition or cash flows.
The FDA and other foreign regulatory entities also conduct periodic inspections of our facilities to determine compliance with the FDA’s QSR requirements, MDR regulations and all comparable foreign regulations. Product approvals or clearances by the FDA can be withdrawn, and new product approvals or clearances by the FDA and foreign regulatory bodies can be delayed, due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval or clearance of a product. In addition, state or federal legislation or regulations may impact key manufacturing processes, such as sterilization, which could require expensive and time-consuming changes to our manufacturing processes as well as the need for additional regulatory clearances or approvals. The failure to comply with regulatory requirements or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals or clearances, seizures or recalls of products (with the attendant expenses and adverse competitive impact), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.
The implementation of healthcare reform in the United States could have a material adverse effect on our business.
In March 2010, the Patient Protection and Affordable Care Act was enacted into law in the United States (as amended by the Health Care and Education Reconciliation Act, the Affordable Care Act).The Affordable Care Act reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell them. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. Various healthcare reform proposals have also emerged at the state level. In addition, there have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, and we expect that the Trump Administration may seek to modify, repeal or otherwise invalidate or vitiate all, or certain provisions of, the Affordable Care Act in the future. The impact of the Affordable Care Act and these proposals could have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
For the years ended December 31, 2019, 2018 and 2017, sales outside the United States accounted for approximately 35.1%, 34.7%, and 34.3%, respectively, of our total sales, and we expect this percentage to increase in future years. Foreign regulatory bodies have established varying regulations. Specifically, the European Union has promulgated rules that require that medical device products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Although we have received CE markings for all of the products we currently sell in the European Union, we can give no assurance that we will be able to obtain European Union approval for any of our future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.
Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Many countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. By way of example, the European Union regulatory bodies is instituting the EU MDR, which changes many aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification (“UDI”). MDR's date of application (full implementation) is May 26, 2020. Once applicable, the MDR will impose increased compliance obligations for many parts of our business in order to access the EU market. The notified bodies that will oversee compliance with the new EU MDR, face uncertainties in the upcoming years as the EU MDR is rolled out and enforced, creating risks in several areas, including the CE Marking process, data transparency and application review timetables.
We may not be able to meet regulatory quality requirements applicable to our manufacturing process.
We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which requires manufacturers of medical devices to adhere to certain requirements, including testing, quality control and documentation procedures. In addition, the federal MDR regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or has malfunctioned, and if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. On March 1, 2016, the ISO issued a new Quality Management System (“QMS”) standard for medical device manufacturers, ISO 13485:2016. We received certification to ISO 13485:2016 in June 2018 and re-certification in 2019. Compliance with this standard is subject to continual review and is monitored through periodic inspections by our notified body. Some foreign countries, most notably Japan and Brazil, have similar requirements or may require inspections of our manufacturing facilities before approving a product for sale in their country. We have decided to participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan. We received our first MDSAP certification in August 2018 and re-certification in 2019. Some of our suppliers are subject to the same or similar scrutiny. If we or our suppliers fail to adhere to QSR, ISO or other regulatory requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or approvals, recalls or other consequences, which could in turn have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
We are subject to various healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it;
•federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government;
•HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
•the federal physician sunshine requirements under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
•state and foreign law equivalents of each of the above federal laws, such as foreign and state anti-kickback, anti-benefit and false claims laws, as well as state and foreign laws and regulations governing interactions with healthcare professionals and requiring disclosure of payments and interactions with healthcare professionals and state and foreign laws governing the privacy and security of health information in certain circumstances.
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
Our operations are subject to environmental, health and safety, and data privacy laws and regulations, compliance with which may be costly.
Our business is subject to federal, state, and local laws and regulations relating to the protection of the environment, worker health and safety and the use, management, storage, and disposal of hazardous substances and wastes. Failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions. In addition, environmental laws and regulations could require us to pay for environmental remediation and response costs, or subject us to third party claims for personal injury, natural resource or property damage, relating to environmental contamination. Liability may be imposed whether or not we knew of, or were responsible for, such environmental contamination.The cost of defending against environmental claims, of compliance with environmental, health and safety regulatory requirements or of remediating contamination could materially adversely affect our business, results of operations, financial condition or cash flows.
Additionally, we are subject to laws and regulations with respect to the collection, use, disclosure, transfer and storage of personal data that we may collect from our employees, consultants or in conjunction with clinical trials. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, established new, and in some cases more stringent, requirements for data protection in Europe. Under the GDPR, enhanced data protection requirements as well as substantial fines for breaches of personal data will apply and increase our obligations and potential liabilities for the personal data that we process or control. We have modified and will continue to modify our practices in order to comply with these and other requirements, which requires us to incur costs and expenses, and we may face difficulties in complying with all privacy and data protection legal requirements that apply to us now or in the future, as well as financial penalties and liabilities if we are unable to do so. Similar issues could arise as a result of the passage of the California Consumer Privacy Act which became effective January 1, 2020.
Regulations and customer demands related to conflict minerals may force us to incur additional expenses and may make our supply chain more complex.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) imposes disclosure requirements regarding the use in components of our products of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, whether the components of our products are manufactured by us or third parties. This requirement could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products. In addition, there are additional costs associated with complying with the disclosure requirements and customer requests related to the use of conflict minerals in components of our products, such as costs related to our due diligence to determine the source of any conflict minerals used in our products. Compliance with these requirements could adversely affect the sourcing, supply and pricing of materials used in those products and we may face reputational challenges if we are unable to verify the origins for all “conflict minerals” used in our products through the procedures we have implemented.
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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:
•others may be able to develop products that are similar to, or better than, ours in a way that is not covered by the claims of our patents;

•we might not have been the first to make the inventions covered by our patents or pending patent applications;
•we might not have been the first to file patent applications for these inventions;
•any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable; or
•we may not develop additional proprietary technologies that are patentable.
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
Patents could be issued to third parties that we may ultimately be found to infringe. Third parties may also have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain or maintain a license to any technology that we require may materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.
From time to time, we may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our products, components of our products and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include:
•we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our products or processes do not infringe those third parties’ patents;
•we or our collaborators may participate at substantial cost in International Trade Commission proceedings to abate importation of products that would compete unfairly with our products;
•if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference, derivation or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;
•if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;
•if third parties initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents licensed to us, we will need to defend against such proceedings;
•we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who are involved in developing our products; and

•if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or products infringe or misappropriate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.
These lawsuits and proceedings, regardless of merit, are time-consuming and expensive to initiate, maintain, defend or settle, and could divert the time and attention of managerial and technical personnel, which could materially adversely affect our business. Any such claim could also force use to do one or more of the following:
•incur substantial monetary liability for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the third party’s attorneys’ fees;
•pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology;
•stop manufacturing, selling, using, exporting or licensing the product or technology incorporating the allegedly infringing technology or stop incorporating the allegedly infringing technology into such product or technology;
•obtain from the owner of the infringed intellectual property right a license, which may require us to pay substantial upfront fees or royalties to sell or use the relevant technology and which may not be available on commercially reasonable terms, or at all;
•redesign our products and technology so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;
•enter into cross-licenses with our competitors, which could weaken our overall intellectual property position;
•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;
•find alternative suppliers for non-infringing products and technologies, which could be costly and create significant delay; or
•relinquish rights associated with one or more of our patent claims, if our claims are held invalid or otherwise unenforceable.
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
We currently own 17 trademarks, related to our company name, logo, products and technology, that are registered with the USPTO as well as 94 trademarks registered outside of the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. There is no guarantee we will be able to secure registration for any of our pending trademark applications with the USPTO or comparable foreign authorities. In addition, third parties have registered trademarks similar or identical to our trademarks, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries where such third parties have registered such trademarks or obtained such common law rights. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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
A number of factors over which we have limited or no control may contribute to fluctuations in our financial results, such as:
•variations in revenue due to the unavailability of specialist physicians who use our products during certain times of the year, such as those periods when there are major conferences on conditions they treat or those periods when high volume users of our products take time off of work;
•positive or negative media coverage of our products or the procedures or products of our competitors or our industry;
•publication of clinical trial results or studies by us or our competitors;
•changes in our sales process due to industry changes, such as changes in the stroke care pathway;
•delays in receipt of anticipated purchase orders;
•delays in customers receiving products;
•performance of our independent distributors;
•our ability to obtain further regulatory clearances or approvals;
•the timing of product development and clinical trial activities, including the pace of enrollment;
•delays in, or failure of, product and component deliveries by our suppliers;
•changes in reimbursement policies or levels;
•the number of procedures performed in any given period using our products, which can sometimes vary significantly between periods;

•customer response to the introduction of new products or alternative treatments, and the degree to we which we are effective in transitioning customers to our products; and
•fluctuations in foreign currency.
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
The Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was signed into law by President Donald J. Trump on December 22, 2017. In the year ended December 31, 2018, we completed our accounting for the income tax effects of the Tax Reform Act under FASB ASC 740 “Income Taxes” based on authoritative guidance available to date. Prospectively, as additional interpretive guidance, potential amendments, or technical corrections relating to the Tax reform Act are released, we are required to further evaluate the tax consequences of such guidance or amendments and determine the impact on our financial statements, if any. If the additional guidance or amendments result in changes to our current interpretation of the income tax effects of the Tax Reform Act, our effective tax rate could fluctuate or be different from our expectations.

In addition, changes in tax law or declines in our underlying profitability may negatively or positively impact our financial outlook of operations, which could lead to a corresponding charge or benefit to income taxes attributable to adjustments to the valuation allowance recorded against our deferred tax assets (“DTAs”) on our consolidated balance sheets. The tax charge or benefit resulting from such change in valuation allowance could result in fluctuations in our effective tax rate and have a material negative impact on our financial condition and results of operations.
Risks Relating to Securities Markets and Investment in Our Common Stock
The price of our common stock may be volatile, and you could lose all or part of your investment.
The trading price of our common stock has been and is likely to continue to be volatile. From January 1, 2019 through December 31, 2019 our closing stock price as reported on The New York Stock Exchange (“NYSE”) has ranged from $115.84 to $183.40. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Annual Report on Form 10-K or those that we have not anticipated. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of medical device company stocks;
•changes in operating performance and stock market valuations of other medical device companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new products or services;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
As of December 31, 2019, our executive officers, directors and holders of 5% or more of our outstanding stock and their affiliates beneficially owned approximately 40.6% of our voting stock in the aggregate. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2019, our directors, executive officers and holders of 5% or more of our outstanding stock beneficially owned approximately 40.6% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2019, approximately 9,800,000 shares of common stock that are either subject to outstanding options or other equity awards or reserved for future issuance under our equity incentive plans have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Provisions of Delaware law (where we are incorporated), our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:
•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
•requiring supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws;
•eliminating the ability of stockholders to call and bring business before special meetings of stockholders;
•prohibiting stockholder action by written consent;
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
•dividing our board of directors into three classes so that only one third of our directors will be up for election in any given year; and
•providing that our directors may be removed by our stockholders only for cause.
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
As a public company, we incur significant legal, accounting and other expenses as we devote resources to comply with the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.
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
As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
Primarily as a result of net operating losses, stock-based compensation, various accruals and reserves, and tax credits, we maintain foreign and domestic DTAs. DTAs reflect an expected benefit to be realized in the future that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. DTAs are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors or regulatory authorities. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the benefits of the domestic DTAs we maintain as of December 31, 2019, exclusive of our federal research and development tax credit, California DTAs and DTAs acquired from MVI that are subject to limitation. However, it is possible that some of our foreign or domestic DTAs could ultimately expire unused, or future DTAs could be created, due to vesting or settlement of stock awards or other book to tax differences, in which we will not have sufficient taxable income in the future to fully utilize these and which will result in us recording a valuation allowance. Therefore, unless we are able to generate sufficient taxable income, a substantial valuation allowance to reduce our DTAs may be required, which would materially increase our tax expense in the period the valuation allowance is recorded and could have a material adverse impact on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We maintain approximately 305,000 square feet of research and development, manufacturing and administrative facilities in seven buildings at our campus in Alameda, California. The leases for these seven buildings expire in 2029 to 2035, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through February 1, 2035, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2019 is approximately 175,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 20,000 square feet of warehouse space in Livermore, California, and approximately 45,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire in 2020 to 2022. The lease for the Salt Lake City warehouse expires in 2024, subject to our option to renew the lease for an additional three to nine years.

On September 17, 2018, we entered into a lease for approximately 160,000 square feet to serve as a manufacturing facility in Roseville, California. The lease is for a fifteen year term, which commenced in November 2019. We have the option to renew the lease for an additional five to ten years.

On September 3, 2019, we entered into a lease for an additional space of approximately 127,000 square feet at our headquarters in the Harbor Bay Business Park in Alameda, California, which has not yet commenced as of December 31, 2019. This additional space is in a to-be-constructed building and we anticipate substantial completion will occur within the next two years.
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
ITEM 3. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “PEN” since September 18, 2015. Prior to that date, there was no established public trading market for our common stock. As of February 11, 2020, there were 40 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment and (ii) the NYSE Composite for the period from September 18, 2015 (the date our common stock commenced trading on the NYSE) through December 31, 2019. Although our common stock was initially listed at $30.00 per share on the date our common stock was first listed on the NYSE, September 18, 2015, the $30.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $41.30 on September 18, 2015 and in the S&P Healthcare Equipment and NYSE Composite on September 18, 2015 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	9/18/2015	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019
Penumbra	PEN	$100.00	$130.29	$154.48	$227.85	$295.88	$397.75
NYSE Composite	NYA	100.00	101.11	110.22	127.68	113.39	138.69
S&P 500 Healthcare Equipment Index	XHE	100.00	100.09	111.87	146.00	159.00	194.45

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
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
The following selected consolidated financial data of Penumbra, Inc. should be read in conjunction with, and are qualified by reference to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this report. The consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, are derived from, and qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2019(1)	2018(2)(3)	2017(4)(5)	2016(6)	2015
	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$547,405	$444,938	$333,764	$263,317	$186,095
Gross profit	371,964	292,533	217,142	170,829	124,058
Operating expenses:
Acquired in-process research and development	—	30,835	—	—	—
Total operating expenses	324,456	293,385	215,977	172,179	119,879
Income (loss) from operations	47,508	(852)	1,165	(1,350)	4,179
Income (loss) before income taxes and equity in losses of unconsolidated investee	50,135	1,608	2,476	(869)	4,024
Provision for (Benefit from) income taxes	3,131	(4,403)	(3,611)	(15,683)	1,659
Income before equity in losses of unconsolidated investee	47,004	6,011	6,087	14,814	2,365
Equity in losses of unconsolidated investee	—	(3,101)	(1,430)	—	—
Consolidated net income	$47,004	$2,910	$4,657	$14,814	$2,365
Net loss attributable to non-controlling interest	(1,454)	(3,691)	—	—	—
Net income attributable to Penumbra, Inc.	$48,458	$6,601	$4,657	$14,814	$1,084
Net income attributable to Penumbra, Inc. per share:
Basic	$1.39	$0.19	$0.14	$0.49	$0.09
Diluted	$1.34	$0.18	$0.13	$0.44	$0.08
Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	34,750,706	34,138,176	32,978,065	30,464,583	11,993,429
Diluted	36,265,999	36,086,821	35,319,103	33,478,078	14,219,650

	Year Ended December 31,
	2019(1)	2018(2)(3)	2017(4)(5)	2016(6)	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$72,779	$67,850	$50,637	$13,236	$19,547
Marketable investments	116,610	133,039	163,954	115,517	129,257
Total assets	665,901	515,006	476,667	308,254	263,848
Working capital	372,086	344,664	330,652	228,027	216,213
Total stockholders’ equity	485,613	422,415	400,408	266,547	232,522

(1) In first quarter of 2019, the Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), and its associated amendments. Under the standard, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The Company elected to apply the modified retrospective transition approach to all leases existing at the date of initial application and not restate comparative periods. As a result of the adoption, there was no cumulative-effect adjustment recorded to retained earnings upon adoption. As of January 1, 2019, the Company’s consolidated balance sheet included operating lease right-of-use assets of $43.3 million, current operating lease liabilities of $3.6 million and non-current operating lease liabilities of $47.0 million on the consolidated balance sheet. Refer to Note “2. Summary of Significant Accounting Policies” and Note “9. Leases” for more information.
(2) In the first quarter of 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), and its associated amendments. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company applied the five step method outlined in the ASU to all revenue streams and elected to utilize the modified retrospective implementation method. As a result of adoption, the Company recorded a $0.3 million cumulative adjustment to its retained earnings at January 1, 2018.
(3) During the year ended December 31, 2017, the Company formed MVI as a privately-held joint venture, with Sixense Enterprises, Inc. (“Sixense”) for the purpose of exploring healthcare applications of virtual reality technology. On August 31, 2018, the Company acquired a controlling interest in MVI Health Inc. (“MVI”) which was accounted for as an asset acquisition. In connection with the asset acquisition, the Company recorded a $30.8 million IPR&D charge in the consolidated statements of operations related to the acquired technology under development from MVI. Of the total IPR&D charge, $27.4 million was attributable to the net loss of Penumbra, Inc. Refer to Note “3. Investments and Fair Value of Financial Instruments” and Note “6. Asset Acquisition” for more information.
(4) Income tax expense for the year ended December 31, 2017, includes $2.4 million of valuation allowance against the Company’s federal research and development tax credits and $15.4 million of deferred income tax due to the remeasurement of the Company’s DTAs at a 21% corporate income tax rate pursuant to the Tax Reform Act. Refer to our risk factor titled “Fluctuations in our effective tax rate and changes to tax laws may adversely affect us” in the section titled “Risk Factors-Risks Related to Our Finances and Capital Requirements.”
(5) In the third quarter of 2017, the Company acquired Crossmed S.p.A. (“Crossmed”). Crossmed is engaged in the business of distributing medical supplies and equipment in Italy, San Marino, Vatican City, and Switzerland. Refer to Note “5. Business Combinations” for more information.
(6) In the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09 which required excess tax benefit attributable to stock-based compensation to be recognized in the income statement. In connection with the adoption, the Company recorded a modified retrospective adjustment of $17.4 million in accumulated deficit.

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
Overview
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market medical devices and have a broad portfolio of products that addresses challenging medical conditions in markets with significant unmet need. Our team focuses on developing, manufacturing and marketing novel products for use by specialist physicians and healthcare providers to drive improved clinical outcomes. We believe that the cost-effectiveness of our products is attractive to our customers.
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
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In 2019, 35.1% of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $547.4 million, $444.9 million and $333.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. This represents annual increases of 23.0% and 33.3%, respectively. We generated operating income of $47.5 million and $1.2 million for the years ended December 31, 2019 and 2017. We generated an operating loss of $0.9 million for the year ended December 31, 2018 as a result of the $30.8 million acquired in-process research and development (“IPR&D”) charge recorded in connection with the acquisition of a controlling interest in MVI which was accounted for as an asset acquisition in the third quarter of 2018.
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
Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2019, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases. As of the date of adoption of ASC 842 the Company did not have material finance leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate which requires management’s judgement as the rate implicit in the lease is generally not readily determinable. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives.

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheet. For more information about the impact of adoption and disclosures on the Company’s leases, refer to Note “9. Leases.”
Revenue Recognition
Revenue is comprised of product revenue net of returns, discounts, administration fees and sales rebates. We adopted the guidance under Topic 606 of the Accounting Standards Codification (“ASC”) on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. Therefore, the financial information for the year ended December 31, 2017 has not been adjusted and continues to be reported under ASC 605 with the impact of the adoption reflected in opening retained earnings for the subsequent year. As a result of adoption, the cumulative impact to our retained earnings at January 1, 2018 was $0.3 million.
Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. With respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. The implementation of the new revenue standard did not have a material impact on the measurement or recognition of revenue from prior periods, however additional disclosures have been added in accordance with the guidance. Refer to Note “16. Revenues” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information and disclosures on our revenue.
We defer revenue for amounts that we have already invoiced our customers for and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met.
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. During the year ended December 31, 2019, we made no material changes in estimates for variable consideration.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Reform Act”) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provided for a measurement period that should not extend beyond one year from the Tax Reform Act enactment date. As of December 31, 2018, we completed our accounting for the tax effects of the Tax Reform Act under FASB ASC 740 “Income Taxes” and therefore our financial statements reflect tax law interpretations based on authoritative guidance available to date. Legislative guidance continues to be issued which could have an impact on our current interpretations and accounting for the income tax effects. We will evaluate any additional legislative guidance associated with the Tax Reform Act, when released, and determine the tax impact on our financial statements, if any.
Significant domestic DTAs were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. As of December 31, 2019, we had approximately $89.3 million, $78.6 million and $0.4 million of federal, state and foreign net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards will begin to expire in 2036 and 2020, respectively. At December 31, 2019, we had research credits available to offset federal and state tax liabilities in the amount of $9.2 million and $10.5 million, respectively. The federal tax credits will begin to expire in 2024. California state tax credits have no expiration.
We assess the ability to realize the benefits of our DTAs in each reporting period by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitation on net operating loss (“NOL”) utilization against taxable income. We also measure our current DTA balances against estimates of future income based on objectively verifiable operating results from the Company’s recent history.
As of December 31, 2019, our net DTA balance was $29.5 million, after reduction of a valuation allowance of $21.6 million. We do not maintain valuation allowances against any of our foreign DTAs as we believe, at the required more-likely-than-not level of certainty, that our foreign subsidiaries will generate sufficient future taxable income to realize the benefit of their DTAs in full. In the period ended December 31, 2019, we measured our domestic net operating loss (“NOL”) DTA balances against projections of future taxable income with consideration of relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOLs generated in years beginning on or after January 1, 2018. We also considered our three year cumulative income position, exclusive of the impact of excess tax deductions from stock-based compensation. We concluded that sufficient taxable income will be generated to realize the benefit of our domestic NOLs in full.
The Tax Reform Act extended the carryforward period of net operating losses generated in tax years beginning on or after January 1, 2018 such that the losses may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The tax attribute ordering rules provide that to offset taxable income, net operating losses must be used prior to the utilization of tax credits. Accordingly, we cannot assert, at the required more-likely-than-not level of certainty, that we will be able to realize the benefit of our federal research and development tax credit DTAs, with a limited 20 year carryforward period, prior to expiration.
After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, we concluded that sufficient future taxable income will be generated to realize the benefits of our domestic DTAs prior to expiration, other than our federal research and development tax credit DTAs which are expected to expire before their utilization. As a result, in the period ended December 31, 2019, we continued to record a valuation allowance against our federal research and development tax credit. In addition, we continue to maintain a full valuation allowance against our California DTAs.
Our DTA balance also includes $3.1 million of tax attributes gained upon acquisition of a majority interest ownership in MVI. The acquired DTAs are subject to Separate Return Limitation Year (“SRLY”) rules which will limit the utilization of pre-acquisition tax attributes to offset future taxable income solely generated by MVI. As of December 31, 2019, we could not conclude, at the required more-likely-than-not level of certainty, that MVI will generate sufficient taxable income to realize the benefit of its tax attributes prior to expiration and so a $3.1 million valuation allowance was recorded against the DTAs acquired from MVI.

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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies, overall financial performance (both current and projected) and market capitalization. In the fourth quarter of 2019 and 2018, we performed qualitative assessments for goodwill impairment and determined there we no indicators of impairment. Refer to Note “8. Goodwill” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
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
Indefinite-lived intangible assets are tested for impairment at least annually in the fourth quarter of each year, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. In conducting the annual impairment test for its indefinite-lived intangible assets, we may first perform a qualitative assessment to determine whether it is more likely than not (greater than 50% likelihood) that an indefinite-lived intangible asset is impaired. In accordance with the authoritative guidance, we may elect to bypass the qualitative assessment and proceed directly to the quantitative test to compare the fair value of the indefinite-lived intangible asset to the carrying amount. If we perform the quantitative test for indefinite-lived intangible assets, we generally use a discounted cash flow method based on the present value of projected cash flows to estimate fair value. Assumptions used in these cash flow projections are generally consistent with our internal forecasts and discounted using a rate that is reflective of the inherent risks and uncertainties associated with the projected cash flows of the business. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar analysis and valuations. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows, which could result in a potential impairment charge to the carrying value of our indefinite-lived intangible asset. In the fourth quarter of 2019, we performed a qualitative impairment analysis on our indefinite-lived intangible asset and determined that it was not more likely than not that the asset was impaired. Refer to Note “7. Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

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
Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period using Level 3 inputs until the related contingencies are resolved. The resulting changes in fair values are recognized generally within sales, general and administrative expense, depending on the nature of the contingent consideration liability, in the consolidated statements of operations. The fair value of our contingent consideration is determined using a Monte-Carlo valuation model that simulates outcomes based on management estimates. Significant increases or decreases in the fair value of our contingent consideration liabilities can result from a number of factors, including changes in the timing and amount of projected revenue, our estimates of the likelihood of achieving certain milestones, as well as changes in discount periods and rates.
Asset acquisitions are accounted for using a cost accumulation and allocation model and the cost of the acquisition is allocated to the assets acquired and liabilities assumed. Contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated. Significant increases or decreases in our contingent consideration obligations incurred in connection with can result from a number of factors, including but not limited to, changes in the timing and amount of projected revenue and our estimates of the likelihood of achieving certain milestones.
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
Cost of Revenue. Cost of revenue consists primarily of the cost of raw materials and components, personnel costs, including stock-based compensation, inbound freight charges, receiving costs, inspection and testing costs, warehousing costs, royalty expense, shipping and handling costs and other labor and overhead costs incurred in the manufacturing of products. We manufacture substantially all of our products in our manufacturing facilities in Alameda and Roseville, California.
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
Results of Operations
The following table sets forth the components of our consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2019		2018		2017
	(in thousands, except for percentages)
Revenue	$547,405	100.0%	$444,938	100.0%	$333,764	100.0%
Cost of revenue	175,441	32.0%	152,405	34.3%	116,622	34.9%
Gross profit	371,964	68.0%	292,533	65.7%	217,142	65.1%
Operating expenses:
Research and development	51,723	9.5%	36,165	8.1%	31,661	9.5%
Sales, general and administrative	272,733	49.8%	226,385	50.9%	184,316	55.2%
Acquired in-process research and development	—	—%	30,835	6.9%	—	—%
Total operating expenses	324,456	59.3%	293,385	65.9%	215,977	64.7%
Income (loss) from operations	47,508	8.7%	(852)	(0.2)%	1,165	0.3%
Interest income, net	2,854	0.5%	2,964	0.7%	2,653	0.8%
Other expense, net	(227)	—%	(504)	(0.1)%	(1,342)	(0.4)%
Income before income taxes and equity in losses of unconsolidated investee	50,135	9.2%	1,608	0.4%	2,476	0.7%
Provision for (benefit from) income taxes	3,131	0.6%	(4,403)	(1.0)%	(3,611)	(1.1)%
Income before equity in losses of unconsolidated investee	47,004	8.6%	6,011	1.4%	6,087	1.8%
Equity in losses of unconsolidated investee	—	—%	(3,101)	(0.7)%	(1,430)	(0.4)%
Consolidated net income	$47,004	8.6%	$2,910	0.7%	$4,657	1.4%
Net loss attributable to non-controlling interest	(1,454)	(0.3)%	(3,691)	(0.8)%	—	—%
Net income attributable to Penumbra, Inc.	$48,458	8.9%	$6,601	1.5%	$4,657	1.4%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Neuro	$331,685	$294,333	$37,352	12.7%
Vascular	215,720	150,605	65,115	43.2%
Total	$547,405	$444,938	$102,467	23.0%
Revenue increased $102.5 million, or 23.0%, to $547.4 million in 2019, from $444.9 million in 2018. Our revenue growth resulted from further market penetration of our existing products and sales of new products. Increased sales within our neuro and vascular businesses accounted for approximately 35% and approximately 65% of the revenue increase, respectively, in the year ended December 31, 2019. These revenue increases take into account a shift in revenue from neuro to vascular as a result of our peripheral embolization launch in Japan in the fourth quarter of 2018.
Revenue from our neuro products increased $37.4 million, or 12.7%, to $331.7 million in 2019, from $294.3 million in 2018. This was primarily attributable to increased sales of our Penumbra System and neuro access products, which increased by approximately 85% and approximately 35% of the total change in neuro revenue, respectively. Our neuro product sales experienced strong momentum due to further market penetration and growth in the market for endovascular treatment of stroke, which led to an increase in the number of procedures performed by specialist physicians using these products. This growth was partially offset by a decrease in sales of our neuro embolization products, which decreased by approximately 20% of the total change in neuro revenue, as demand for our neuro embolization products fluctuates from period to period due to the number of procedures performed. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our vascular products increased $65.1 million, or 43.2%, to $215.7 million in 2019, from $150.6 million in 2018. This was primarily attributable to increased sales of our Indigo System products, which accounted for approximately 55% of the vascular revenue increase for the year ended December 31, 2019. This increase was driven by further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2019		2018		$	%
	(in thousands, except for percentages)
United States	$355,222	64.9%	$290,716	65.3%	$64,506	22.2%
Japan	42,520	7.8%	41,805	9.4%	715	1.7%
Other International	149,663	27.3%	112,417	25.3%	37,246	33.1%
Total	$547,405	100.0%	$444,938	100.0%	$102,467	23.0%
Revenue from sales in international markets increased $38.0 million, or 24.6%, to $192.2 million in 2019, from $154.2 million in 2018. Revenue from international sales represented 35.1% and 34.7% of our total revenue in 2019 and 2018, respectively.
Gross Margin

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Cost of revenue	$175,441	$152,405	$23,036	15.1%
Gross profit	$371,964	$292,533	$79,431	27.2%
Gross margin %	68.0%	65.7%
Gross margin increased by 2.3 percentage points to 68.0% in 2019, from 65.7% in 2018. The increase in gross margin was primarily due to improvements in production productivity.
Research and Development (“R&D”)

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
R&D	$51,723	$36,165	$15,558	43.0%
R&D as a percentage of revenue	9.4%	8.1%
R&D expenses increased by $15.6 million or 43.0%, to $51.7 million in 2019, from $36.2 million in 2018. The increase was primarily due to a $6.9 million increase in personnel-related expenses primarily due to an increase in headcount to support our growth, and a $6.8 million increase in product development and testing costs.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials.
Sales, General and Administrative (“SG&A”)

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
SG&A	$272,733	$226,385	$46,348	20.5%
SG&A as a percentage of revenue	49.8%	50.9%
SG&A expenses increased by $46.3 million, or 20.5%, to $272.7 million in 2019, from $226.4 million in 2018. The increase was primarily due to a $26.9 million increase in personnel-related expenses driven by an increase in headcount to support our growth and a $7.5 million increase related to marketing events.
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
Acquired In-Process Research and Development

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$—	$30,835	$(30,835)	(100.0)%
Acquired in-process research and development as a percentage of revenue	—%	6.9%
During 2018, we recorded a $30.8 million acquired IPR&D charge in connection with the acquisition of a controlling interest in MVI which was accounted for as an asset acquisition. There were no acquired IPR&D charges during the year ended December 31, 2019.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$3,131	$(4,403)	$7,534	(171.1)%
Effective tax rate	6.2%	(273.8)%
Our provision for income taxes increased $7.5 million, to $3.1 million in 2019, from a benefit of $4.4 million in 2018. Our effective tax rate changed to 6.2% in 2019, compared to (273.8)% in 2018. The tax provision for the year ended December 31, 2019 was primarily due to income taxes attributable to our worldwide profits, offset by excess tax benefits from stock-based compensation associated with our US jurisdiction. The tax benefit for the year ended December 31, 2018 was primarily due to the inclusion of excess tax benefits from stock-based compensation associated with our US jurisdiction, offset by income taxes attributable to our foreign jurisdictions and a tax charge resulting from the IPR&D expense associated with the acquisition of a controlling interest in MVI, which is not deductible for tax purposes.
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

Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2018		2017		$	%
	(in thousands, except for percentages)
United States	$290,716	65.3%	$219,173	65.7%	$71,543	32.6%
Japan	41,805	9.4%	33,790	10.1%	$8,015	23.7%
Other International	112,417	25.3%	80,801	24.2%	$31,616	39.1%
Total	$444,938	100.0%	$333,764	100.0%	$111,174	33.3%
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
Quarterly Results of Operations
For our unaudited quarterly results of operations for the eight quarters ended December 31, 2019, please see Note “17. Selected Quarterly Financial Data (Unaudited)” in Part II, Item 8 of this Annual Report on Form 10-K.
Our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Our unaudited quarterly results tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our consolidated financial position and operating results for the quarters presented. Seasonal fluctuations, underlying business trends have affected, and are likely to continue to affect, our business. Commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.
Our revenue and gross profit increased sequentially for all quarters presented. However, we may have quarters for which we experience significant revenue and gross profit growth followed by quarters with limited revenue and gross profit growth due to a number of factors, including mix of products sold, limited growth in demand and the effects of hiring and integrating new sales people and their transition into existing or new sales territories. Other factors affecting our revenue and gross profit growth include acceptance of new products by specialist physicians and successfully transitioning these physicians to new products from existing products, buildup of inventory of new products and write downs or write offs of inventory of older products, introduction of new products by competitors, publication of clinical results that may influence specialist physicians and the fact that the specialist physicians who use our products may not perform procedures during certain times of the year due to their attendance at major medical conferences or for other reasons, the time of which occurs irregularly during the year and from year to year.
Liquidity and Capital Resources
As of December 31, 2019, we had $372.1 million in working capital, which included $72.8 million in cash and cash equivalents and $116.6 million in marketable investments. As of December 31, 2019, we held approximately 23.8% of our cash and cash equivalents in foreign entities.
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
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. We believe these sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. We expect to continue to make investments as we launch new products, expand our manufacturing operations and IT infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders and could require us to agree to covenants that limit our operating flexibility.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of December 31, 2019 and December 31, 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$72,779	$67,850
Marketable investments	116,610	133,039
Accounts receivable, net	105,901	81,896
Accounts payable	15,111	8,176
Accrued liabilities	67,630	57,886
Working capital(1)	372,086	344,664

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents at beginning of year	$67,850	$50,637	$13,236
Net cash provided by operating activities	26,652	28,808	12,691
Net cash used in investing activities	(12,711)	(385)	(77,653)
Net cash (used in) provided by financing activities	(8,959)	(9,815)	104,359
Cash and cash equivalents at end of year	72,779	67,850	50,637

Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, loss on non-marketable equity investments, provision for doubtful accounts, inventory write-offs and write-downs, changes in deferred tax balances, acquired IPR&D charges and changes in the fair value of contingent consideration), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $26.7 million in 2019 and consisted of net income of $47.0 million and non-cash items of $36.5 million offset by net changes in operating assets and liabilities of $56.8 million. The change in operating assets and liabilities includes an increase in inventories of $41.4 million to support our revenue growth, an increase in accounts receivable of $25.0 million, an increase in prepaid expenses and other current and non-current assets of $4.0 million, partially offset by an increase in accrued expenses and other non-current liabilities of $7.6 million, and an increase in accounts payable of $6.0 million as a result of the growth in our business activities.
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
Net Cash Used in Investing Activities
Net cash used in investing activities relates primarily to purchases of marketable investments, the acquisition of assets or a business, capital expenditures, payments for leases that have not yet commenced, and non-marketable investments, partially offset by proceeds from maturities and sales of marketable investments.
Net cash used in investing activities was $12.7 million in 2019 and consisted of capital expenditures of $22.1 million, and payments for leases that have not yet commenced of $6.6 million, partially offset by proceeds from maturities and sales of marketable investments, net of purchases, of $18.0 million.
Net cash used in investing activities was $0.4 million in 2018 and consisted of $20.4 million in payments, net of cash acquired, for the asset acquisition of MVI, capital expenditures of $9.6 million and contributions to non-marketable investments of $1.4 million. This was partially offset by proceeds from the maturities and sales of marketable investments, net of purchases, of $31.0 million.
Net cash used in investing activities was $77.7 million in 2017 and consisted of purchases of marketable investments, net of sales and maturities, of $48.1 million, capital expenditures of $12.5 million, $9.3 million related to the acquisition of Crossmed net of cash acquired, purchase of non-marketable investments of $5.3 million, and purchases of intangible assets of $2.5 million.
Net Cash (Used In) Provided by Financing Activities
Net cash used in and provided by financing activities primarily relates to capital raising activities through equity, certain acquisition-related payments and payments related to finance lease obligations.
Net cash used in financing activities was $9.0 million in 2019 and primarily consisted of payments of employee taxes related to vested common and restricted stock of $18.5 million, payments related to finance lease obligations of $2.6 million and payments related to contingent consideration payments in connection with our acquisition in 2017 of $1.8 million, partially offset by proceeds from the issuance of stock under our employee stock purchase plan of $9.0 million and proceeds from exercises of stock options of $4.1 million.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
	(in thousands)
Rent obligations(1)	$112,522	$11,808	$17,860	$17,837	$65,017
Equipment lease obligations(2)	1,732	1,086	556	78	12
Purchase commitments(3)	15,099	13,231	984	884	—
Licensing arrangement obligations(4)	11,743	865	10,878	—	—
Acquisition-related obligations(5)	1,291	1,291	—	—	—
Total	$142,387	$28,281	$30,278	$18,799	$65,029

(1)Our rent obligations in the table above exclude the 1310 Harbor Bay Lease and potential obligations for additional space(s) that may be added to our lease by our landlord in the future. For example, if any space becomes vacant in any of the buildings located in the same business park as our corporate headquarters and manufacturing facilities in Alameda, California through 2035, that space will be added to the lease. The additional space could potentially result in approximately $3.1 million of annual rent expense based on current terms of the lease. The Company has a right of first offer to lease any space that becomes available after such date.
(2)We lease equipment and automobiles primarily under operating leases.
(3)Purchase commitments primarily consist of contracts with suppliers to purchase raw materials to be used to manufacture products.
(4)During the year ended December 31, 2017, we entered into an exclusive technology license agreement that requires us to make future revenue milestone-based payments on sales of products covered by the licensed intellectual property. While the agreement is cancelable, the future payments are estimable and probable as of December 31, 2019. Refer to Note “6. Intangible Assets” for more information.
(5)Acquisition-related obligations consist of the fair value of contingent consideration related to future cash milestone payments related to the acquisition of Crossmed as of December 31, 2019. Refer to Note “5. Business Combinations” in Part II, Item 8 of this Annual Report on Form 10-K for more information.
At December 31, 2019, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.7 million, which are not included in the table above. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty.
The amounts in the table above do not reflect royalty obligations under a license agreement as amounts due thereunder fluctuate depending on sales levels. Royalty expense included in cost of sales for the years ended December 31, 2019, 2018 and 2017 was $3.8 million, $3.4 million and $4.1 million, respectively. For more information on these royalty obligations, refer to Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Interest Rate Risk. We had cash and cash equivalents of $72.8 million as of December 31, 2019, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $116.6 million, which consisted primarily of commercial paper, corporate bonds, U.S. agency and government sponsored securities, securities issued by U.S. states and municipalities and U.S. Treasury securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
Foreign Exchange Risk Management. We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. We bill most sales outside of the United States in local currencies, primarily euro and Japanese yen, with some sales being denominated in other currencies. We expect that the percentage of our sales denominated in foreign currencies may increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. An immediate 10% adverse change in foreign exchange rates would have impacted our net income by 6%. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
We do not believe that inflation and changes in prices had a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PENUMBRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Penumbra, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 9 to the financial statements, effective January 1, 2019, the Company adopted ASC Topic 842, Leases, using the modified retrospective transition approach.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Income Taxes –Realizability of Deferred Tax Assets — Refer to Notes 2 and 14 to the financial statements
Critical Audit Matter Description
The Company recognizes deferred income taxes based on differences between the financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates and laws in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets (“DTAs”) to the amounts expected to be realized based on estimates of future taxable income. The Company’s net DTA as of December 31, 2019 was $29.5 million after a reduction of a valuation allowance of $21.6 million.

We identified management’s determination that a valuation allowance is necessary to reduce deferred tax assets to their estimated realizable value as a critical audit matter because management utilized significant judgments and estimates in their evaluation, including estimates of future taxable income, cumulative results of operations in recent years, and the respective carryforward periods of tax attributes available to date. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to assessing such positive and negative evidence, including assessing how management’s assumptions may be affected by the future operations of the Company, market, and/or economic conditions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to estimated future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized included the following, among others:
•We tested the effectiveness of controls over deferred tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
•We evaluated the reasonableness of the methods and assumptions used by management to determine whether a valuation allowance is necessary.
•With the assistance of our income tax specialists, we considered the following sources of information used in management’s evaluation of whether deferred taxes are more likely than not to be realized:
•Estimates of future taxable income.
•The length of net operating loss carryforward periods.
•The ability to carryback losses to prior years.
•Tax credit carryforwards and consideration of when those will expire.
•We evaluated whether the taxable income in historical periods was of the appropriate character and available under the tax law.
•We evaluated management’s assessment of the positive and negative evidence utilized to conclude if a valuation allowance was necessary.
Roseville Financing Lease — Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
On September 17, 2018, the Company entered into a fifteen-year lease for a manufacturing facility in Roseville, California (the “Roseville Lease”). In November 2019, the Roseville lease commenced when the building was ready and available for its intended use. The Roseville lease was recorded as a finance lease on the balance sheet as of December 31, 2019. The total amount of estimated minimum lease payments over the fifteen-year lease term represents the majority of the finance lease right of use asset and finance lease liability recorded on the balance sheet as of December 31, 2019.
Auditing management’s evaluation of finance lease classification and the determination of the commencement date for the Roseville lease includes judgment around subjective evidence related to the property’s underlying fair value and availability for its intended use. Additionally, auditing management’s assessment of the incremental borrowing rate is subjective and judgmental as the Company does not carry any debt, secured or otherwise that would have comparable collateral or similar terms as the underlying Roseville manufacturing facility, which caused us to involve our valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating appropriateness of the lease commencement date, assessment of classification, and evaluation of the incremental borrowing rate included the following, among others:
•We tested the effectiveness of controls over the accounting for the Roseville lease, including management’s controls over evaluating lease commencement, assessing lease classification upon commencement, and management’s review of the determination of a synthetic credit rating to be used in the determination of the incremental borrowing rate to value the right of use asset.

•With the assistance of our valuation specialists, we performed the following procedures on management’s calculation of the incremental borrowing rate:
•Evaluated the methodology used to estimate the incremental borrowing rate.
•Assessed the credit rating ascribed to the Company and the base rate and spreads applied in determining the incremental borrowing rate.
•Checked the accuracy of the model and mathematical calculations.
•We evaluated the appropriateness of the lease classification by performing the following procedures:
◦Read the executed Lease agreement, including any and all associated amendments.
◦Enlisted the assistance of our real estate specialists to provide comparable real estate listings which we used to assess the Company’s determination of the fair value of the underlying asset.
◦Evaluated the lease against the lease classification criteria in ASC 842-10-25-2.
•We assessed the appropriateness of the commencement date through inquiry of facility personnel and evaluation of when personnel began working at the facility.
/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2020
We have served as the Company's auditor since 2008.

Penumbra, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$72,779	$67,850
Marketable investments	116,610	133,039
Accounts receivable, net of doubtful accounts of $2,946 and $2,782 at December 31, 2019 and December 31, 2018, respectively	105,901	81,896
Inventories	152,992	115,741
Prepaid expenses and other current assets	14,852	12,200
Total current assets	463,134	410,726
Property and equipment, net	51,812	35,407
Operating lease right-of-use assets	43,717	—
Finance lease right-of-use assets	39,924	—
Intangible assets, net	25,407	27,245
Goodwill	7,656	7,813
Deferred taxes	31,305	32,940
Other non-current assets	2,946	875
Total assets	$665,901	$515,006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,111	$8,176
Accrued liabilities	67,630	57,886
Current operating lease liabilities	4,142	—
Current finance lease liabilities	4,165	—
Total current liabilities	91,048	66,062
Deferred rent	—	7,586
Non-current operating lease liabilities	47,242	—
Non-current finance lease liabilities	26,748	—
Other non-current liabilities	15,250	18,943
Total liabilities	180,288	92,591
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value per share - 5,000,000 shares authorized, none issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value per share - 300,000,000 shares authorized, 35,001,581 issued and outstanding at December 31, 2019; 300,000,000 shares authorized, 34,437,339 issued and outstanding at December 31, 2018	35	34
Additional paid-in capital	430,659	415,084
Accumulated other comprehensive loss	(2,324)	(1,942)
Retained earnings	57,522	9,064
Total Penumbra, Inc. stockholders’ equity	485,892	422,240
Non-controlling interest	(279)	175
Total stockholders’ equity	$485,613	$422,415
Total liabilities and stockholders’ equity	$665,901	$515,006
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$547,405	$444,938	$333,764
Cost of revenue	175,441	152,405	116,622
Gross profit	371,964	292,533	217,142
Operating expenses:
Research and development	51,723	36,165	31,661
Sales, general and administrative	272,733	226,385	184,316
Acquired in-process research and development	—	30,835	—
Total operating expenses	324,456	293,385	215,977
Income (loss) from operations	47,508	(852)	1,165
Interest income, net	2,854	2,964	2,653
Other expense, net	(227)	(504)	(1,342)
Income before income taxes and equity in losses of unconsolidated investee	50,135	1,608	2,476
Provision for (benefit from) income taxes	3,131	(4,403)	(3,611)
Income before equity in losses of unconsolidated investee	47,004	6,011	6,087
Equity in losses of unconsolidated investee	—	(3,101)	(1,430)
Consolidated net income	$47,004	$2,910	$4,657
Net loss attributable to non-controlling interest	(1,454)	(3,691)	—
Net income attributable to Penumbra, Inc.	$48,458	$6,601	$4,657

Net income attributable to Penumbra, Inc. per share:
Basic	$1.39	$0.19	$0.14
Diluted	$1.34	$0.18	$0.13
Weighted average shares outstanding:
Basic	34,750,706	34,138,176	32,978,065
Diluted	36,265,999	36,086,821	35,319,103
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Consolidated net income	$47,004	$2,910	$4,657
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(1,120)	(3,246)	6,387
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	738	(265)	(130)
Total other comprehensive (loss) income, net of tax	$(382)	$(3,511)	$6,257
Consolidated comprehensive income (loss)	$46,622	$(601)	$10,914
Net loss attributable to non-controlling interest	$(1,454)	$(3,691)	$—
Comprehensive income attributable to Penumbra, Inc.	$48,076	$3,090	$10,914
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2016	31,108,828	$31	$273,865	$(4,688)	$(2,661)	$266,547	$—	$266,547
Issuance of common stock	1,131,344	—	5,048	—	—	5,048	—	5,048
Issuance of common stock under employee stock purchase plan	91,685	—	5,809	—	—	5,809	—	5,809
Issuance of common stock upon underwritten public offering, net of issuance cost	1,495,000	2	106,267	—	—	106,269	—	106,269
Shares held for tax withholding	(141,711)	—	(11,686)	—	—	(11,686)	—	(11,686)
Stock-based compensation	—	—	17,507	—	—	17,507	—	17,507
Other comprehensive income	—	—	—	6,257	—	6,257	—	6,257
Net income	—	—	—	—	4,657	4,657	—	4,657
Balance at December 31, 2017	33,685,146	$33	$396,810	$1,569	$1,996	$400,408	$—	$400,408
Issuance of common stock	774,475	1	5,063	—	—	5,064	—	5,064
Issuance of common stock under employee stock purchase plan	74,344	—	7,231	—	—	7,231	—	7,231
Issuance of common stock pursuant to royalty buyout	53,256	—	5,256	—	—	5,256	—	5,256
Shares held for tax withholding	(149,882)	—	(17,725)	—	—	(17,725)	—	(17,725)
Stock-based compensation	—	—	18,449	—	—	18,449	—	18,449
Cumulative effect adjustments(1)	—	—	—	—	467	467	—	467
Asset acquisition date fair value of non-controlling interest	—	—	—	—	—	—	3,366	3,366
Capital contribution from non-controlling interest	—	—	—	—	—	—	500	500
Other comprehensive loss	—	—	—	(3,511)	—	(3,511)	—	(3,511)
Net income (loss)	—	—	—	—	6,601	6,601	(3,691)	2,910
Balance at December 31, 2018	34,437,339	$34	$415,084	$(1,942)	$9,064	$422,240	$175	$422,415
Issuance of common stock	612,221	1	4,120	—	—	4,121	—	4,121
Issuance of common stock under employee stock purchase plan	81,644	—	8,984	—	—	8,984	—	8,984
Shares held for tax withholding	(129,623)	—	(18,535)	—	—	(18,535)	—	(18,535)
Stock-based compensation	—	—	21,006	—	—	21,006	—	21,006
Capital contributions of non-controlling interest	—	—	—	—	—	—	1,000	1,000
Other comprehensive loss	—	—	—	(382)	—	(382)	—	(382)
Net income (loss)	—	—	—	—	48,458	48,458	(1,454)	47,004
Balance at December 31, 2019	35,001,581	$35	$430,659	$(2,324)	$57,522	$485,892	$(279)	$485,613

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

Penumbra, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,004	$2,910	$4,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,104	6,168	3,781
Stock-based compensation	21,485	18,422	17,812
Loss on non-marketable equity investments	—	3,101	1,430
Provision for doubtful accounts	656	1,563	606
Inventory write-offs and write-downs	4,411	1,700	1,037
Deferred taxes	1,820	(6,480)	(4,288)
Acquired in-process research and development	—	30,835	—
Change in fair value of contingent consideration	(35)	950	109
Other	49	(101)	1,036
Changes in operating assets and liabilities:
Accounts receivable	(25,029)	(25,762)	(9,118)
Inventories	(41,407)	(22,288)	(18,826)
Prepaid expenses and other current and non-current assets	(4,001)	2,231	2,436
Accounts payable	6,038	1,329	1,851
Accrued expenses and other non-current liabilities	7,557	14,230	10,168
Net cash provided by operating activities	26,652	28,808	12,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition (Note 3 and Note 6) and acquisition of business (Note 5), net of cash acquired	—	(20,414)	(9,253)
Contributions to non-marketable investments	—	(1,382)	(5,265)
Lease payments made prior to commencement	(6,636)	—	—
Purchases of marketable investments	(77,326)	(108,227)	(189,658)
Proceeds from sales of marketable investments	4,746	12,129	28,752
Proceeds from maturities of marketable investments	90,614	127,112	112,803
Acquisition of intangible assets from a licensing agreement	—	—	(2,500)
Purchases of property and equipment	(22,109)	(9,603)	(12,532)
Other	(2,000)	—	—
Net cash used in investing activities	(12,711)	(385)	(77,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	—	—	106,267
Proceeds from exercises of stock options	4,120	5,064	5,048
Proceeds from issuance of stock under employee stock purchase plan	8,984	7,231	5,809
Payment of obligations on debt and credit facilities	—	(404)	(1,079)
Payment of employee taxes related to vested common and restricted stock	(18,535)	(17,725)	(11,686)
Payments of finance lease obligations	(2,570)	—	—
Payment of acquisition-related obligations	(1,758)	(4,481)	—
Proceeds from capital contribution from non-controlling interest	800	500	—
Net cash (used in) provided by financing activities	(8,959)	(9,815)	104,359
Effect of foreign exchange rate changes on cash and cash equivalents	(53)	(1,395)	(1,996)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,929	17,213	37,401
CASH AND CASH EQUIVALENTS—Beginning of period	67,850	50,637	13,236
CASH AND CASH EQUIVALENTS—End of period	$72,779	$67,850	$50,637
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$175	$156	$141
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued as consideration in connection with a buyout agreement (Notes 7, 10 and 11)	$—	$5,256	$—
Purchase of property and equipment funded through accounts payable and accrued liabilities	$2,903	$1,037	$977
Asset acquisition (Note 3 and Note 6) and acquisition of business (Note 5) related contingent and working capital liabilities	$—	$4,000	$6,067
Indefinite-lived intangible assets related to licensed technology related contingent liabilities (Note 7)	$—	$—	$12,717
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain changes in presentation were made in the consolidated financial statements for the year ended December 31, 2018 and 2017, to conform to the presentation for the year ended December 31, 2019.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiary. The portion of equity not attributable to the Company is considered non-controlling interest and is classified separately in the consolidated financial statements. Any subsequent changes in the Company’s ownership interest while the Company retains its controlling interest in its majority-owned subsidiary will be accounted for as equity transactions. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, provisions for doubtful accounts, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of property and equipment, operating and finance lease right-of-use (“ROU”) assets and liabilities, income taxes, contingent consideration and other contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
Segments
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical devices, and operates as one operating segment. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. The Company’s entity-wide disclosures are included in Note “16. Revenues.”
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in United States Dollars (“USD”). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the average exchange rates in effect for the year involved. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. Transactions denominated in currencies other than the respective functional currencies are translated at exchange rates as of the date of transaction with foreign currency gains and losses recorded in other expense, net in the consolidated statements of operations. The Company realized net foreign currency transaction losses of $0.8 million, $0.9 million and $1.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments (as described in greater detail in this footnote under the header “Cash, Cash Equivalents and Marketable Investments” below) and accounts receivable. The majority of the Company’s cash is held by one financial institution in the U. S. in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2019 and held cash in foreign entities of approximately $17.3 million and $23.4 million at December 31, 2019 and 2018, respectively, which was not federally insured.
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
During the year ended December 31, 2019 and 2018, no customer accounted for greater than 10% of the Company’s revenue. During December 31, 2017, one customer, a distributor, accounted for 10.1% of the Company’s revenue. One customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2019. No customers accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2018.
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
Cash, Cash Equivalents and Marketable Investments
The Company invests its cash primarily in highly liquid corporate debt securities, debt instruments of U.S. federal, state and municipal governments, and their agencies, in money market funds and in commercial paper. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Impairment of Marketable Investments
After determining the fair value of available-for-sale debt instruments, unrealized gains or losses on these securities are recorded to accumulated other comprehensive loss until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments is the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition, and near-term prospects of the issuer. There were no other-than-temporary impairments for the years ended December 31, 2019, 2018 or 2017.
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
Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or net realizable value. Write-downs are provided for raw materials, components or finished goods that are determined to be excessive or obsolete. The Company regularly reviews inventory quantities in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. As a result of these evaluations, the Company recognized total write-offs and write-downs of $4.4 million, $1.7 million, and $1.0 million for the years ended December 31, 2019, 2018 and 2017.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There was no impairment of long-lived assets during the years ended December 31, 2019, 2018 or 2017.
Contingent Consideration
Certain agreements the Company enters into, including business combinations, involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recognized generally within sales, general and administrative expense, depending on the nature of the

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
contingent consideration liability, in the consolidated statements of operations. Asset acquisitions are accounted for using a cost accumulation and allocation model and the cost of the acquisition is allocated to the assets acquired and liabilities assumed. Contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated.
As of December 31, 2019 and 2018, the Company’s contingent consideration obligations in connection with business combinations relate to milestone payments for the acquisition of Crossmed S.p.A. (“Crossmed”). For more information with respect to the fair value of contingent consideration, refer to Note “5. Business Combinations.”
Intangible Assets
Intangible assets primarily consist of purchased rights to licensed technology, customer relationships, and trade secrets and processes.
Indefinite-lived intangible assets relate to an exclusive right to licensed technology. The acquired licensed technology is accounted for as an indefinite-lived intangible asset. Upon the commercialization of the underlying product utilizing the licensed technology, the capitalized amount will be amortized over its estimated useful life. Indefinite-lived intangible assets are tested for impairment at least annually, in the fourth quarter, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. If the fair value of the asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference between the carrying amount and the fair value. Refer to Note “7. Intangible Assets” for more information on the Company’s intangible assets.
Finite-lived intangible assets are amortized over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. Refer to Note “7. Intangible Assets” for more information on the Company’s intangible assets.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company operates as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level. Refer to Note “5. Business Combinations” and Note “8. Goodwill” for more information.
Revenue Recognition
Revenue is comprised of product revenue net of returns, discounts, administration fees and sales rebates. The Company adopted the guidance under ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Therefore, the financial information for the year ended December 31, 2017 has not been adjusted and continues to be reported under ASC 605 with the impact of the adoption reflected in opening retained earnings in 2018. Under ASC 606, the Company recognizes revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. With respect to products that the Company consigns to hospitals, which primarily consist of coils, the Company recognizes revenue at the time hospitals utilize products in a procedure.
Deferred revenue represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As of December 31, 2019 and December 31, 2018, respectively, the Company's deferred revenue balance was not material.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
For more information and disclosures on the Company’s revenue, refer to Note “16. Revenues.”
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
Internal Use Software
The Company capitalizes certain costs incurred for the development of computer software for internal use. These costs generally relate to third-party software as well as the internal development of software associated with our REAL Immersive System offerings. The Company capitalizes these costs when it is determined that it is probable that the project will be completed and the software will be used to perform the function intended, and the preliminary project stage is completed. Capitalized internal use software development costs are included in property and equipment, net within the consolidated balance sheets.
Capitalized internal use software is amortized on a straight-line basis over its estimated useful life. For software that supports our REAL Immersive System, the amortization expense is recorded in cost of revenue within the consolidated statements of operations. Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.
Advertising Costs
Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising costs were $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of the award and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted prior to the Company’s IPO, the Company estimated the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award. For all stock options granted prior to the IPO, the Company used the Staff Accounting Bulletin, No. 110 (“SAB 110”) simplified method to calculate the expected term, which is the average of the contractual term and vesting period. For stock options granted post-IPO, the Company used its historical data to calculate the expected term and volatility used in the valuation of options.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock and restricted stock units are considered common stock equivalents.
Leases
The Company adopted the guidance under ASC Topic 842, “Leases” ("ASC 842") on January 1, 2019 using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to retained earnings upon adoption.
Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2019, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases. As of the date of adoption of ASC 842 the Company did not have material finance leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate which requires management’s judgement as the rate implicit in the lease is generally not readily determinable. The determination of the Company’s incremental borrowing rate requires management judgment including, the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a non-cancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheet. For more information about the impact of adoption and disclosures on the Company’s leases, refer to Note “9. Leases."
Recent Accounting Guidance
Recently Adopted Accounting Standards
On January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), and its associated amendments using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to retained earnings upon adoption. Under the standard, a lessee is required to recognize a lease liability and ROU asset for all leases. The new guidance also modified the classification criteria and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease continues to depend primarily on its classification. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. In addition, the Company elected the following transitional practical expedients: (1) the short-term lease exception and (2) to not separate its non-lease components for its real estate, vehicle and equipment leases. The impact of adoption and additional disclosures required by the ASU have been included in “Significant Accounting Policies - Leases” below and in Note “9. Leases.”
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
2016-13 by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-11 which further provides additional clarification and addresses stakeholders’ specific issues about certain aspects of the amendments in the previously issued ASU No. 2016-13. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company determined that it will apply the modified retrospective transition method and does not expect the adoption of this standard to have a material impact on its investments. Additionally, the Company is currently evaluating the impact of this standard on its trade receivables and related disclosures.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes— Simplifying the Accounting for Income Taxes. The standard intends to simplify and reduce the cost of accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for foreign investments, the incremental approach to performing intraperiod allocation, and calculating income taxes in interim periods for year to date losses that exceed anticipated full year losses. The standard also adds guidance to reduce complexity in certain areas, including accounting for franchise taxes that are partially based on income, transactions with a government that result with a step up in the tax basis of goodwill, enacted changes in tax law during interim periods, and allocating taxes to members of a consolidated group which are not subject to tax. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all periods in which financial statements have not yet been issued, including interim periods. The Company is currently evaluating the impact of adopting the new guidance.
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,456	$1	$—	$7,457
U.S. treasury	4,972	7	—	4,979
U.S. agency securities and government sponsored securities	2,499	19	—	2,518
U.S. states and municipalities	4,889	4	—	4,893
Corporate bonds	96,484	282	(3)	96,763
Total	$116,300	$313	$(3)	$116,610

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$13,701	$—	$(3)	$13,698
U.S. treasury	6,400	—	(22)	6,378
U.S. agency securities and government sponsored securities	7,699	18	(27)	7,690
U.S. states and municipalities	5,134	—	(12)	5,122
Corporate bonds	100,606	14	(469)	100,151
Total	$133,540	$32	$(533)	$133,039
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of December 31, 2019 and 2018 (in thousands):

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2019
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$7,875	$(3)	$—	$—	$7,875	$(3)
Total	$7,875	$(3)	$—	$—	$7,875	$(3)

	December 31, 2018
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$12,208	$(3)	$—	$—	$12,208	$(3)
U.S. treasury	—	—	6,378	(22)	6,378	(22)
U.S. agency securities and government sponsored securities	1,436	(5)	2,759	(22)	4,195	(27)
U.S. states and municipalities	1,529	(5)	3,593	(7)	5,122	(12)
Corporate bonds	58,961	(176)	33,215	(293)	92,176	(469)
Total	$74,134	$(189)	$45,945	$(344)	$120,079	$(533)
The contractual maturities of the Company’s marketable investments as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Marketable Investments	Fair Value	Fair Value
Due in one year	$51,990	$83,391
Due in one to five years	64,620	49,648
Total	$116,610	$133,039
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
Prior to the Transfer Agreement Closing Date, the Company accounted for its investment in MVI under the equity method and was not required to consolidate MVI and determined that MVI was not a variable interest entity (“VIE”). Furthermore, pursuant to agreements between the parties at the time of MVI’s formation, the Company was obligated to perform certain services or make additional cash contributions to MVI for no additional equity interest. These services included, but were not limited to, information technology, accounting, other administrative services and research and development. The Company’s contributions made prior to the Transfer Agreement Closing Date are presented as a component of the “Contributions to non-marketable investments” in the consolidated statements of cash flows.
For the eight months ended August 31, 2018, prior to the Transfer Agreement Closing Date, MVI had no revenue and recorded a net loss of $6.2 million. The Company reflected its 50% share of MVI’s losses as equity in losses of unconsolidated investee in the consolidated statements of operations through the Transfer Agreement Closing Date.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Prior to the Transfer Agreement Closing Date, the unconsolidated balance sheet of MVI had total assets of $5.2 million, total liabilities of $1.0 million and total equity of $4.2 million. As of December 31, 2018, the unconsolidated balance sheet of MVI primarily consists of cash remaining from the initial investment and intangible assets totaling $7.9 million.
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

The primary asset acquired in the Transfer Agreement constitutes an in-process research and development asset (“IPR&D”). Due to the nature of the other assets acquired and liabilities assumed, the difference between the fair value of the consideration transferred and the fair value of the tangible net liabilities acquired was allocated solely to the IPR&D. The Company recorded a charge of $30.8 million to acquired in-process research and development expense in the consolidated statements of operations at the Transfer Agreement Closing Date because the Company determined that (1) the IPR&D asset had not yet reached technological feasibility and MVI had not yet obtained the appropriate regulatory approval for any products and (2) the asset had no alternative future use as of the Transfer Agreement Closing Date. Following the Transfer Agreement Closing Date, the financial results of MVI have been consolidated into the accompanying consolidated financial statements, with the amounts attributable to the non-controlling interest classified separately. Refer to Note “6. Asset Acquisition” for more information on the anti-dilution provision and payments related to the 2018 asset acquisition of MVI.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,474	$—	$9,474
Money market funds	24,054	—	—	24,054
Marketable investments:
Commercial paper	—	7,457	—	7,457
U.S. treasury	4,979	—	—	4,979
U.S. agency and government sponsored securities	—	2,518	—	2,518
U.S. states and municipalities	—	4,893	—	4,893
Corporate bonds	—	96,763	—	96,763
Total	$29,033	$121,105	$—	$150,138

	As of December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$10,967	$—	$10,967
Money market funds	12,087	—	—	12,087
Marketable investments:
Commercial paper	—	13,698	—	13,698
U.S. treasury	6,378	—	—	6,378
U.S. agency and government sponsored securities	—	7,690	—	7,690
U.S. states and municipalities	—	5,122	—	5,122
Corporate bonds	—	100,151	—	100,151
Total	$18,465	$137,628	$—	$156,093
Financial Liabilities:
Contingent consideration obligations	$—	$—	$2,571	$2,571
Total	$—	$—	$2,571	$2,571
Contingent Consideration Obligations
As of December 31, 2019, there is no contingent consideration liability balance classified as Level 3. The Company's contingent consideration liability balance of $1.2 million as of December 31, 2019 is based on actual revenue performance for the year ended December 31, 2019 and is not based on unobservable inputs. As of December 31, 2018, the Company’s contingent consideration liability relates to milestone payments due in connection with the acquisition of Crossmed and is classified as a Level 3 measurement for which fair value is derived from various inputs, including forecasted revenues during

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
the earn-out milestone periods, revenue volatilities, discount rates, and estimates in the timing and likelihood of achieving revenue-based milestones. The fair value of the contingent consideration liability is remeasured each reporting period. Of the $2.6 million contingent consideration liability as of December 31, 2018, $1.3 million relates to a liability based on actual revenue performance for the year ended December 31, 2018 and is not based on unobservable inputs. Accordingly, only the portion of the contingent consideration liability based on unobservable inputs is included in the table below. The following table presents quantitative information about certain unobservable inputs used in the Level 3 fair value measurement of the Company’s contingent consideration liability, other than the forecasted revenues during the earn-out milestone period:

	Fair Value at December 31, 2018 (in thousands)	Valuation Method	Unobservable Inputs	Inputs
Crossmed: Revenue-based milestones	$1,268	Monte Carlo Simulation	Earn-out period over which revenue-based milestone payments are made	2019
			Risk-adjusted discount rate	15%
			Revenue volatilities for each type of revenue-based milestone	5.1% and 18.4%
The following table summarizes the changes in fair value of the contingent consideration obligation for the year ended December 31, 2019 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2018	$2,571
Payments of contingent consideration liabilities	(1,296)
Changes in fair value	(35)
Foreign currency remeasurement	(34)
Balance at December 31, 2019	$1,206

Fair Value of Contingent Consideration
Balance at December 31, 2017	$4,675
Payments of contingent consideration liabilities	(3,017)
Changes in fair value	950
Foreign currency remeasurement	(37)
Balance at December 31, 2018	$2,571
During the year ended December 31, 2019, there were no material changes to the fair value of the contingent consideration obligation for the final remaining earn-out payment. During the year ended December 31, 2018, the fair value of the contingent consideration obligation increased by $1.0 million, which was recorded in sales, general and administrative expense in the consolidated statements of operations. The fair value of the contingent consideration increased as a result of updates to the underlying forecasts based on actual results to date and changes in estimates. For more information related to the payment of the contingent consideration liabilities refer to Note “5. Business Combinations.”
During the years ended December 31, 2019, 2018, and 2017, the Company did not record impairment charges related to its marketable investments and the Company did not hold any Level 3 marketable investments as of December 31, 2019 and 2018. During the year ended December 31, 2019 and 2018, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019 and 2018.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
4. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions(1)	Balance At End Of Year
For the year ended:
December 31, 2017	$684	$606	$—	$1,290
December 31, 2018	1,290	1,563	(71)	2,782
December 31, 2019	2,782	656	(492)	2,946

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
 Inventories
The components of inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$21,646	$18,829
Work in process	21,651	10,630
Finished goods	109,695	86,282
Inventories	$152,992	$115,741
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Machinery and equipment	$20,959	$15,400
Furniture and fixtures	9,307	7,140
Leasehold improvements	20,283	17,665
Software	5,830	4,095
Computers	5,702	3,289
Construction in progress	11,146	3,234
Total property and equipment	73,227	50,823
Less: Accumulated depreciation and amortization	(21,415)	(15,416)
Property and equipment, net	$51,812	$35,407
Depreciation and amortization expense, excluding intangible assets and software, was $5.9 million, $4.4 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Software amortization expense was $0.9 million, $0.7 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company had accumulated software amortization of $2.3 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Accrued Liabilities
The following table shows the components of accrued liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Payroll and employee-related expenses	$37,727	$33,838
Accrued expenses	7,811	4,088
Sales return reserve	1,821	2,986
Product warranty	2,318	1,875
Contingent consideration & other acquisition-related costs(1)	4,291	4,439
Other accrued liabilities	13,662	10,660
Total accrued liabilities	$67,630	$57,886

(1) Acquisition-related costs consist of the current portion of contingent liabilities related to (1) the cash milestone payments and working capital adjustment liabilities for the acquisition of Crossmed and (2) an anti-dilution provision for the asset acquisition of MVI. Refer to Note “5. Business Combinations” for more information on the acquisition of Crossmed and Note “3. Investments and Fair Value of Financial Instruments” and Note “6. Asset Acquisition” for more information on the MVI asset acquisition.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Balance at the beginning of the year	$1,875	$1,088	$1,254
Accruals of warranties issued	1,065	1,336	471
Settlements of warranty claims	(622)	(549)	(637)
Balance at the end of the year	$2,318	$1,875	$1,088
Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Deferred tax liabilities	$4,005	$4,171
Licensing-related cost(1)	10,878	11,506
Other non-current liabilities	367	3,266
Total other non-current liabilities	$15,250	$18,943

(1) Amount relates to the non-current liability recorded for probable future milestone payments to be made under the indefinite-lived intangible assets related to licensed technology described in Note “7. Intangible Assets.” Refer therein for more information.

5. Business Combinations
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
The Company is obligated to pay additional consideration in the form of milestone payments based on Crossmed’s net revenue and may be required to pay additional consideration based on incremental net revenue for each of the years ended December 31, 2017, 2018, and 2019. There is no limit on the milestone payments that can be paid out. As of December 31, 2019 and December 31, 2018, the fair value of the liability related to the future cash milestone payments was $1.2 million and

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
$2.6 million and was classified as a current liability on the consolidated balance sheet. For more information with respect to the nature and fair value of the Company’s contingent consideration obligations, refer to Note “3. Investments and Fair Value of Financial Instruments.” During the year ended December 31, 2019, the Company made $1.3 million in milestone payments of which $0.6 million is presented in operating activities and $0.7 million is presented in financing activities in the consolidated statements of cash flows. During the year ended December 31, 2018, the Company made $4.5 million in cash payments to the Sellers, of which $3.0 million related to the achievement of the 2017 milestones and the remainder related to working capital and financial debt adjustments. These payments have been presented as a component of financing activities in the consolidated statements of cash flows due to the nature and timing of the payments.
The purchase price measurement period was closed as of June 30, 2018. For the periods ended December 31, 2019 and 2018, Crossmed results of operations were included in the consolidated statements of operations. The following table presents the allocation of the purchase price for Crossmed, reflecting the measurement period adjustments recorded in 2017 (in thousands):

	Acquisition-Date Fair Value	Estimated Useful Life of Finite-Lived Intangible Assets
Tangible assets acquired and (liabilities) assumed:
Current assets	$5,749
Other current and non-current assets	1,596
Property and equipment, net	829
Current liabilities	(5,080)
Other non-current liabilities	(797)
Intangible assets acquired:
Customer relationships	$6,790	15 years
Other	1,750	5 years
Goodwill	7,867
Total purchase price	$18,704

The intangible assets acquired are amortized on a straight-line basis over their assigned estimated useful lives. The amortization of the acquired intangible assets are not deductible for tax purposes. As a result, a $2.5 million deferred tax liability was recorded as of the Closing Date. The goodwill arising from the Crossmed acquisition is primarily attributed to expected synergies from future growth and assembled workforce. Goodwill is not deductible for tax purposes.
The following table presents certain unaudited pro forma information, for illustrative purposes only, for the year ended December 31, 2017, as if Crossmed had been acquired on January 1, 2016. The pro forma information may not be indicative of what would have occurred had the acquisition taken place on January 1, 2016, and may not be indicative of the Company’s future consolidated results. The unaudited pro forma information is presented below (unaudited, in thousands):

December 31,
2017
Pro forma net revenue	$336,557
Pro forma net income	5,992

6. Asset Acquisition
Payments Related to 2018 MVI Asset Acquisition
In the third quarter of 2018, the Company completed its asset acquisition to obtain a controlling interest of MVI pursuant to the Transfer Agreement between the Company, MVI and Sixense to obtain a controlling interest of MVI. During the year ended December 31, 2019, the Company contributed $1.0 million to MVI related to the anti-dilution provision, $0.8 million relates to cash payments which is presented in financing activities in the consolidated statements of cash flows and $0.2 million relates to non-cash contributions primarily related to in-kind services and goods provided to MVI. During the year ended December 31, 2018, the Company contributed $0.5 million to MVI related to the anti-dilution provision. As of December 31, 2019, the Company’s consolidated balance sheet included $3.0 million in current liabilities related to the anti-dilution provision in the Transfer Agreement. As of December 31, 2018, the Company’s consolidated balance sheet included $1.5 million and $2.5 million, respectively, in current and non-current liabilities related to the anti-dilution provision in the Transfer Agreement.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
7. Intangible Assets
The following table presents details of the Company’s acquired finite-lived and indefinite-lived intangible assets as of December 31, 2019 and 2018 (in thousands, except weighted-average amortization period):

As of December 31, 2019	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,686	$(1,114)	$5,572
Trade secrets and processes	20.0 years	5,256	(526)	4,730
Other	5.0 years	1,724	(862)	862
Total intangible assets subject to amortization	16.4 years	$13,666	$(2,502)	$11,164
Indefinite-lived intangible assets:
Intangible assets related to licensed technology		14,243	—	14,243
Total intangible assets		$27,909	$(2,502)	$25,407

As of December 31, 2018	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,823	$(681)	$6,142
Trade secrets and processes	20.0 years	5,256	(263)	4,993
Other	5.0 years	1,759	(528)	1,231
Total intangible assets subject to amortization	16.0 years	$13,838	$(1,472)	$12,366
Indefinite-lived intangible assets:
Intangible assets related to licensed technology		14,879	—	14,879
Total intangible assets		$28,717	$(1,472)	$27,245
The customer relationships and other intangible assets subject to amortization relate to the acquisition of Crossmed during the third quarter of 2017. The gross carrying amount and accumulated amortization of these intangible assets are subject to foreign currency translation effects. Refer to Note “5. Business Combinations” for more information. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement during the first quarter of 2018, which is discussed further in Note “10. Commitments and Contingencies” and Note “11. Stockholders’ Equity.”
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$263	$263	$—
Sales, general and administrative	789	832	418
Total	$1,052	$1,095	$418

As of December 31, 2019, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Amortization Expense
2020	$1,053
2021	1,053
2022	881
2023	709
2024	709
Thereafter	6,759
Total amortization	$11,164
Licensed technology
During the third quarter of 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments on sales of products covered by the licensed intellectual property. The Company accounted for the transaction as an asset acquisition and recorded an indefinite-lived intangible asset as it was determined to have alternative future use. The Company recorded an indefinite-lived intangible asset equal to the total payments made and expected to be made under the License Agreement and a corresponding contingent liability for the probable future milestone payments not yet paid. Upon the commercialization of the underlying product utilizing the licensed technology, the capitalized amount will be amortized over its estimated useful life.
At the end of each reporting period the Company adjusts the contingent liabilities to reflect the amount of future milestone payments that are probable to be paid. Prior to the commercialization of products utilizing the underlying technology, any changes in the contingent liability are recorded as an adjustment between the liability balances and the gross carrying amount of the indefinite-lived intangible asset. As of December 31, 2019, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $11.7 million, of which $0.8 million and $10.9 million were included in accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet, respectively. As of December 31, 2018, the balance of the contingent liability related to probable future milestone payments under the Licensing Agreement was $12.4 million, of which $0.9 million and $11.5 million were included in accrued liabilities and other non-current liabilities on the consolidated balance sheet, respectively.
As of December 31, 2019, the gross carrying amount of the indefinite-lived intangible asset was $14.2 million.The Company completed its annual impairment analysis of its indefinite-lived intangible asset during the fourth quarter of 2019 and determined that there was no impairment of the indefinite-lived intangible asset.
8. Goodwill
The following table presents the changes in goodwill during the year ended December 31, 2019 (in thousands):

Total Company
Balance as of December 31, 2018	$7,813
Foreign currency translation adjustments	(157)
Balance as of December 31, 2019	$7,656
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, on October 31st, or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the fourth quarter of 2019 and 2018, the Company reviewed goodwill for impairment and no impairment was identified.

9. Leases

Adoption of ASC Topic 842, “Leases”

The Company adopted the guidance under ASC 842 on January 1, 2019 using the modified retrospective transition approach. Therefore the comparative prior year information has not been adjusted and continues to be reported under ASC 840.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The impact of the adoption of ASC 842 on the Company’s consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

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
Lease Overview
As of December 31, 2018 and December 31, 2019, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space under non-cancelable operating and finance leases that expire at various dates through 2035, subject to the Company’s option to renew certain leases for an additional five to fifteen years. The Company also leases other equipment and vehicles primarily under non-cancelable operating leases that expire at various dates through 2024.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the year ended December 31, 2019 (in thousands, except years and percentages):

Year Ended December 31, 2019
Lease Cost
Operating lease cost	$7,293
Finance lease cost:
Amortization of right-of-use assets	284
Interest on lease liabilities	186
Variable lease cost(1)	3,570
Total lease costs	$11,333

Weighted Average Remaining Lease Term
Operating leases	10.0 years
Finance leases	15.0 years
Weighted Average Discount Rate
Operating leases	6.20%
Finance leases	5.42%

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company elected not to separate non-lease components from lease components upon adoption of ASC 842.
Prior to January 1, 2019, the Company recorded operating lease rent expense under ASC 840 on a straight-line basis over the non-cancelable lease term. Rent expense for the year ended December 31, 2018 and 2017 was $5.8 million and $5.8 million, respectively. As of December 31, 2018, the Company did not have material finance leases.
During the third quarter of 2019, the Company signed a fifteen year lease for additional space at the Company’s headquarters located at 1310 Harbor Bay Business Park, Alameda, California (the “1310 Harbor Bay Lease”) which has not yet commenced as of December 31, 2019. The 1310 Harbor Bay Lease is expected to commence upon substantial completion of lessor owned improvements in connection with the development of the building which the Company anticipates will occur in the next two years.
During the third quarter of 2018, the Company signed a fifteen year lease for a manufacturing facility in Roseville, California (as amended, the “Roseville Lease”). In the fourth quarter of 2019, the Roseville lease commenced once the building was made ready and available for its intended use. The Company determined that the Roseville lease is a non-cancelable finance lease which will expire in 2035.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of December 31, 2019 (in thousands):

	Operating Lease Payments(1)	Finance Lease Payments
Year Ending December 31:
2020	$7,189	$5,705
2021	6,817	2,473
2022	6,637	2,489
2023	6,464	2,538
2024	6,325	2,588
Thereafter	36,444	28,585
Total undiscounted lease payments	69,876	44,378
Less imputed interest	(18,492)	(13,465)
Present value of lease liabilities	$51,384	$30,913

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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
(1) The table above excluded the estimated future minimum lease payment for the Roseville Lease, due to the uncertainty around the timing of when the Roseville Lease would commence and payments would be due as of December 31, 2018.
Supplemental cash flow information related to leases during the year ended December 31, 2019 are as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,829
Financing cash flows from finance leases	$2,570

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,261
Finance leases	$33,283

10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2019, the Company had non-cancelable purchase obligations to suppliers of $15.1 million.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor, on a quarterly basis. As of December 31, 2018 and 2017, the license agreement requires minimum annual royalty payments of $0.1 million in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of fifteen years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007. In July 2019, the Company amended the license agreement to extend the term for an additional ten years. As of December 31, 2019, the amended license agreement required minimum annual royalty payments of $0.3 million in equal quarterly installments through 2027.
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
In April 2015, the Company entered into a royalty agreement that required the Company to pay a 2% royalty on sales of certain products covered by the agreement, on a quarterly basis, in exchange for certain trade secrets and processes which were used to develop such covered products. The Company began the first commercial sale of the covered products in July 2015. In the first quarter of 2018, the Company entered into a buyout of this agreement (the “Buyout Agreement”) in which future royalty payments were canceled in exchange for shares of the Company’s common stock with a fair value of $5.3 million. The Company recorded an intangible asset equal to the $5.3 million buyout amount which will be amortized into cost of revenue over the period in which the Company receives future economic benefit. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight-line basis over its estimated useful life. For more information refer to Note “11. Stockholders’ Equity.”
Royalty expense included in cost of sales for the years ended December 31, 2019, 2018 and 2017 was $3.8 million, $3.4 million and $4.1 million, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Refer to Note “3. Investments and Fair Value of Financial Instruments,” Note “5. Business Combinations” and Note “7. Intangible Assets” for more information on contingent liabilities recorded on the consolidated balance sheet.
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

11. Stockholders’ Equity
Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 of authorized preferred stock issuable. There is no preferred stock outstanding as of December 31, 2019 and 2018.
Common Stock
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.
In the first quarter of 2018, the Company issued 53,256 fully vested restricted stock units with a fair value of $5.3 million in connection with the Buyout Agreement, as discussed in Note “10. Commitments and Contingencies.” The Company recorded the $5.3 million fair value of the shares issued to additional-paid in capital on the consolidated balance sheet upon the issuance of the awards, with the associated expense being amortized into cost of sales over the period in which the Company receives future economic benefit from the buyout.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Stock-Based Benefit Plans
2005 Stock Plan
The Company adopted the Penumbra, Inc. 2005 Stock Plan (the “2005 Plan”) in January 2005. The 2005 Plan was subsequently amended and restated in 2006, 2007, 2008 and 2010. Under the 2005 Plan, the board of directors could grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and/or stock awards to eligible persons, including employees, non-employees, directors, consultants and other independent advisors who provide services to the Company. Stock purchase rights could also be granted under the 2005 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs and stock purchase rights could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Options granted under the 2005 Plan permitted an optionee to exercise options immediately upon grant irrespective of the vesting term. Options generally vest annually at a rate of 1/4 after the first year and 1/48 per month thereafter. The term of the options is no longer than five years for ISOs, for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than 10 years for all other options. On September 17, 2015, the Penumbra, Inc. 2014 Equity Incentive Plan (as amended and restated, the “2014 Plan”) replaced the 2005 Plan and no further equity awards may be granted under the 2005 Plan. The remaining 564 shares of common stock available for issuance from the 2005 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2019, 187,985 shares of common stock were reserved for issuance under the 2005 Plan.
2011 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011. Under the 2011 Plan, the board of directors could grant ISOs, NSOs, restricted stock, and/or RSUs to eligible persons, including employees, directors and consultants who provide services to the Company. Stock Appreciation Rights (“SAR”) could also be granted under the 2011 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs, SARs, restricted stock and RSUs could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Stock options granted under the 2011 Plan generally have a contractual life of ten years, and generally vest over a period of four years. On September 17, 2015, the 2014 Plan replaced the 2011 Plan and no further equity awards may be granted under the 2011 Plan. The remaining 89,559 shares of common stock available for issuance under the 2011 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2019, 145,000 shares of common stock were reserved for issuance under the 2011 Plan.
Amended and Restated 2014 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2014 Equity Incentive Plan in May 2014. The plan was amended and restated as of September 17, 2015 (as amended and restated, the “2014 Plan”). The 2014 Plan replaced the 2011 Plan and the 2005 Plan and no further equity awards may be granted under the 2011 Plan or the 2005 Plan. As of December 31, 2019, 8,376,751 shares of common stock were reserved for issuance and 6,959,455 shares of common stock were available for grant under the 2014 Plan.
Employee Stock Purchase Plan
The Penumbra, Inc. Employee Stock Purchase Plan (the “ESPP”), became effective on September 17, 2015. The ESPP initially reserved 600,000 shares of common stock for purchase under the ESPP, with the number of shares reserved for purchase increasing each year pursuant to an “evergreen” provision set forth in the ESPP. As of December 31, 2019, 1,095,695 shares of common stock were reserved and available for issuance under the plan. All qualifying employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Each offering to the Company’s employees to purchase stock under the ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods except that the first offering period under the ESPP began on September 17, 2015 and ended on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period during the offering period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the ESPP administrator

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period (corresponding to an offering period), under the ESPP in any calendar year.
Early Exercises
The 2005 Plan and 2011 Plan allow the board of directors to grant stock options that provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. As of December 31, 2019 and 2018, there were no such early exercised unvested shares.
Stock-Based Benefit Plan Activity and Stock-Based Compensation
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the "Plans") is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	1,688,881	$18.91
Grants	7,900	$158.30
Exercised	(314,433)	$13.12
Canceled/Forfeited	(3,273)	$21.94
Balance at December 31, 2019	1,379,075	$21.02
Vested and expected to vest—December 31, 2019	1,378,440	$20.95	4.98	$197,551
Balance at Exercisable—December 31, 2019	1,371,175	$20.23	4.95	$197,508

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $46.1 million, $49.1 million and $56.4 million, respectively. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at the exercise date and the exercise price of the stock option.
The weighted average grant date fair value of stock options was $69.73 per share for the year ended December 31, 2019. The Company did not grant stock options during the years ended December 31, 2018 and 2017.
Restricted Stock and Restricted Stock Units
The activity of unvested restricted stock and restricted stock units ("RSU") under the Plans is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	451,463	$57.29
Granted	261,071	151.44
Released/Vested - Restricted Stock/RSUs	(297,788)	44.11
Canceled/Forfeited	(43,540)	88.16
Unvested at December 31, 2019	371,206	$130.47
The fair value of the restricted stock and RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $42.7 million, $47.0 million and $29.1 million, respectively. As of December 31, 2019, 348,676, RSUs are expected to vest.
Employee Stock Purchase Plan
Under the ESPP, employees purchased 81,644 shares, 74,344 shares, and 91,685 shares for $9.0 million, $7.2 million, and $5.8 million during the years ended December 31, 2019, 2018, and 2017 respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Stock-based Compensation
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and ESPP rights. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the options granted are expected to be outstanding); expected volatility of the Company’s common stock and an assumed risk-free interest rate.
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of stock options granted in 2019:

Stock Options
Year Ended December 31,
2019
Expected term (in years)	6.89
Expected volatility	40%
Risk-free interest rate	1.82%
Expected dividend yield	0%
The Company did not grant stock options during the years ended December 31, 2018 and 2017.
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of ESPP rights:

	ESPP Rights
	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	0.50	0.50	0.50
Expected volatility	45%	42%	34%
Risk-free interest rate	2.30%	2.36%	1.26%
Expected dividend yield	0%	0%	0%
Weighted Average Expected Term. The Company’s expected term for stock options and ESPP rights is based on historical data.
Volatility. In 2019, 2018 and 2017, volatility assumptions used in the valuation of options and ESPP rights were calculated based on the historical volatility of the Company’s stock.
Risk-Free Interest Rate. The risk-free interest rate is based upon U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the stock options or ESPP rights.
Dividend Yield. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation model.
Forfeitures. The Company estimates forfeitures at the time of grant, and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.
The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of sales	$1,396	$1,004	$1,009
Research and development	2,835	1,597	1,289
Sales, general and administrative	17,254	15,821	15,514
	$21,485	$18,422	$17,812
As of December 31, 2019, total unrecognized compensation cost was $43.0 million related to unvested stock-based compensation arrangements which is expected to be recognized over a weighted average period of 3.1 years.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The total stock-based compensation cost capitalized in inventory was $0.8 million, $0.4 million and $0.2 million as of December 31, 2019, 2018 and 2017, respectively.

12. Accumulated Other Comprehensive Loss
Other comprehensive (loss) income consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net income, these comprehensive (loss) income items accumulate and are included within accumulated other comprehensive loss. Unrealized gains and losses on our marketable investments are reclassified from accumulated other comprehensive loss into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive loss.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the year	$(500)	$(1,442)	$(1,942)	$(235)	$1,804	$1,569
Other comprehensive (loss) income before reclassifications:
Unrealized losses (gains) — marketable investments	811	—	811	(165)	—	(165)
Foreign currency translation losses	—	(1,120)	(1,120)	—	(3,027)	(3,027)
Income tax effect — expense	(73)	—	(73)	(100)	(219)	(319)
Net of tax	738	(1,120)	(382)	(265)	(3,246)	(3,511)
Amounts reclassified from accumulated other comprehensive loss to consolidated net income
Realized (gain) loss — marketable investments	—	—	—	—	—	—
Income tax effect — (expense) benefit	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive loss	738	(1,120)	(382)	(265)	(3,246)	(3,511)
Balance, end of the year	$238	$(2,562)	$(2,324)	$(500)	$(1,442)	$(1,942)

13. Employee Benefit Plan
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (“IRC”) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by the IRC. The Company makes 401(k) matching contributions of eligible compensation under the plan, subject to a maximum dollar threshold. Contribution expense was $3.2 million, $1.6 million, and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
14. Income Taxes
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Income (loss) before income taxes and equity in losses of unconsolidated investee for the years ended December 31, 2019, 2018 and 2017 is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$46,859	$(2,790)	$543
Foreign	3,276	4,398	1,933
Total income (loss) before income taxes and equity in losses of unconsolidated investee	$50,135	$1,608	$2,476
Income tax (benefit) or provision in 2019, 2018 and 2017 is comprised of federal, state, and foreign taxes.
The components of the (benefit from) provision for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(738)	$290	$(13)
State	34	183	259
Foreign	2,458	1,689	739
Total current	$1,754	$2,162	$985
Deferred:
Federal	1,556	(5,436)	(2,502)
State	295	(770)	(1,742)
Foreign	(474)	(359)	(352)
Total deferred	$1,377	$(6,565)	$(4,596)
(Benefit from) Provision for Income Taxes	$3,131	$(4,403)	$(3,611)
The Company’s actual (benefit from) or provision for tax differed from the amounts computed by applying the Company’s U.S. federal statutory income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2019	2018	2017
Income tax at federal statutory rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	0.4	(33.1)	(94.6)
Foreign taxes differential	2.2	37.2	(4.2)
Prepaid tax ASC 810-10	(0.8)	5.0	(39.8)
IPR&D charge	—	402.5	—
Stock-based compensation	(20.8)	(809.6)	(802.0)
Non-deductible meals and entertainment	1.6	31.3	19.4
Imputed interest	0.6	19.8	19.1
Tax credits	—	—	(0.5)
Remeasurement of deferred tax assets and liabilities	—	—	622.5
Transfer pricing tax benefit	—	—	(35.3)
Global intangible low-taxed income ("GILTI")	0.8	14.0	—
Contingent liabilities	—	12.4	—
Executive compensation	0.4	6.5	—
Non-deductible expenses	—	15.3	—
Other	0.8	3.9	8.0
Change in valuation allowance	—	—	127.6
Effective tax rate	6.2%	(273.8)%	(145.8)%

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$24,470	$27,456
Tax credits	15,992	11,459
Accruals and reserves	4,700	6,078
Stock-based compensation	4,252	3,485
Translation adjustment	155	527
UNICAP adjustments	6,816	4,993
ASC 842 Lease Liabilities	20,183	—
Other	471	464
Gross deferred tax assets	77,039	54,462
Valuation allowance	(21,558)	(17,284)
Total deferred tax assets	55,481	37,178
Deferred tax liabilities:
Depreciation and amortization	(5,550)	(6,293)
Unrealized Gains	(73)	—
ASC 842 Lease ROU Assets	(20,394)	—
Total deferred tax liabilities	(26,017)	(6,293)
Net deferred tax assets	$29,464	$30,885
As of December 31, 2019, the Company had approximately $89.3 million, $78.6 million and $0.4 million of federal, state and foreign net operating loss carryforwards, respectively, available to offset future taxable income. The federal net operating loss will begin to expire in 2036, except for $24.0 million that has an indefinite carryforward period but is limited to offset 80% of taxable income in the year utilized. The state net operating loss carryforwards will begin to expire in 2020. As of December 31, 2019, the Company had federal research credits of $9.2 million and California state tax credits of $10.5 million. The federal research credits are generally carried forward for 20 years. California state tax credits may be carried forward indefinitely.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Reform Act”) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provided for a measurement period that should not extend beyond one year from the Tax Reform Act enactment date. As of December 31, 2018, the Company completed its accounting for the tax effects of the Tax Reform Act under FASB ASC 740 “Income Taxes”. The Company’s financial statements reflect tax law interpretations based on authoritative guidance available to date. Legislative guidance continues to be issued which could impact the Company’s current interpretations.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the U.S. and therefore deferred taxes attributable to such are not provided for in the Company’s financial statements as of December 31, 2019. The Company will repatriate foreign earnings only to the extent doing so will not result with any material U.S. tax consequences. Thus, deferred taxes on any potential future repatriation of a portion of the earnings of its German subsidiary were not reflected in the Company’s financial statements as of December 31, 2019.
The Company generated significant domestic DTAs in recent years, primarily due to the excess tax benefits from stock option exercises and vesting of restricted stock. The Company assessed its ability to realize the benefits of its domestic DTAs by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitations on net operating loss (“NOL”) utilization against taxable income. The Company determined it would be in a three-year cumulative taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation. The Company also measured its current DTA balances against estimates of future income based on objectively verifiable operating results from the Company’s recent history.
The Company considered its projections of future taxable income in conjunction with relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOLs generated in years beginning on or after

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
January 1, 2018. The Company also considered its three-year cumulative taxable income position, exclusive of the impact of excess tax deductions from stock-based compensation. After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded that sufficient future taxable income will be generated to realize the benefits of its federal DTAs prior to expiration other than its federal research and development tax credit DTAs. The tax attribute ordering rules provide that net operating losses must be used to offset taxable income prior to the utilization of tax credits. Accordingly, the Company could not assert, at the required more-likely-than-not level of certainty, that it will be able to realize the benefit of its federal research and development tax credit DTAs, with a limited 20 year carryforward period, prior to expiration. As a result, as of December 31, 2019, the Company maintained a full valuation allowance against its federal research and development tax credit DTAs.
For years ended December 31, 2019, 2018 and 2017, a full valuation allowance remains against the Company’s California DTA balances.
As of December 31, 2019, the Company’s DTA balance included $3.1 million of tax attributes gained upon acquisition of a majority interest ownership in MVI. The acquired DTAs are subject to Separate Return Limitation Year (“SRLY”) rules which will limit the utilization of the pre-acquisition tax attributes to offset future taxable income solely generated by MVI. As of December 31, 2019, the Company could not conclude, at the required more-likely-than-not level of certainty, that MVI will generate sufficient taxable income to realize the benefit of its tax attributes prior to expiration. As a result, a $3.1 million valuation allowance is maintained against the DTAs acquired from MVI.
The change in the Company’s deferred tax valuation allowance against net DTAs from January 1, 2017 to December 31, 2019, is as follows (in thousands):

	Beginning Balance	Additions Charged To Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Ending Balance
For the year ended:
December 31, 2017	$6,062	$4,400	$(167)	$10,295
December 31, 2018	10,295	6,989	—	17,284
December 31, 2019	17,284	4,395	(121)	21,558

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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2017 to December 31, 2019, is as follows (in thousands):

	December 31,
	2019	2018	2017
Beginning Balance	$5,174	$4,152	$3,827
Gross increase for tax positions of current year	1,191	1,421	871
Gross increase for tax positions of prior years	386	238	130
Gross decrease for tax positions of prior years	(565)	(616)	(659)
Settlement	—	—	—
Lapse of statute of limitations	(111)	(21)	(17)
Ending Balance	$6,075	$5,174	$4,152
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2019, 2018 and 2017 included interest and penalties that were not material. As of December 31, 2019, 2018 and 2017, the Company had approximately $0.2 million, $0.2 million, and $0.1 million, respectively, of accrued interest and penalties attributable to uncertain tax positions. Included in the $6.1 million balance of unrecognized tax benefits as of December 31, 2019 is $1.9 million of tax benefit that, if recognized, would affect the effective tax rate.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryovers, the tax years ending December 31, 2004 through December 31, 2019 remain subject to examination by federal and state tax authorities. In Australia and Canada, tax years ending December 31, 2009 through December 31, 2019 generally remain subject to examination by tax authorities. In Germany and Italy, tax years ending December 31, 2013 through December 31, 2019 remain subject to examination by tax authorities. In the year ended December 31, 2018, the German tax authority initiated an income tax audit for tax years ended December 31, 2014, 2015 and 2016. The Company believes that an adequate provision has been made for any adjustments that may result from the tax examination, however, the audit is in its preliminary stages and so the outcome and timing of resolution is uncertain.
The Company does not anticipate significant changes in the balance of gross unrecognized tax benefits over the next 12 months.
15. Net Income Attributable to Penumbra, Inc. Per Share
The Company computed basic net income attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding during the period. The Company computed diluted net income attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive common stock equivalents outstanding during the period. For the purposes of this calculation, stock options, restricted stock, restricted stock units and stock sold through the ESPP are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income attributable to Penumbra, Inc. is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to Penumbra, Inc.	$48,458	$6,601	$4,657

Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	34,750,706	34,138,176	32,978,065
Potential dilutive stock-based options and awards, as calculated using treasury stock method	1,515,293	1,948,645	2,341,038
Diluted	36,265,999	36,086,821	35,319,103
Net income attributable to Penumbra, Inc. per share from:
Basic	$1.39	$0.19	$0.14
Diluted	$1.34	$0.18	$0.13

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019, outstanding stock-based awards of 100 thousand shares were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive. For the years ended December 31, 2018 and 2017, outstanding stock-based awards of 49 thousand and 54 thousand shares, respectively, were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.

16. Revenues
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
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. All revenue recognized in the income statement is considered to be revenue from contracts with customers.
The Company’s revenues, disaggregated by geography, based on the destination to which the Company ships its products, for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$355,222	$290,716	$219,173
Japan	42,520	41,805	33,790
Other International	149,663	112,417	80,801
Total	$547,405	$444,938	$333,764
The Company’s revenues disaggregated by product category, for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Neuro	$331,685	$294,333	$232,446
Vascular	215,720	150,605	101,318
Total	$547,405	$444,938	$333,764
Performance Obligations
Delivery of products - The Company’s contracts with customers typically contain a single performance obligation, delivery of the Company’s products. Satisfaction of that performance obligation occurs when control of the promised goods transfers to the customer, which is generally upon shipment for non-consignment sale agreements and upon utilization for consignment sale agreements.
Payment terms - Our payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of December 31, 2019.
Product returns - The Company may allow customers to return products purchased at the Company’s discretion. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
reduction of revenue in the period in which the related product revenue is recognized. The Company currently estimates product return liabilities using its own historic sales information, trends, industry data, and other relevant data points.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the year ended December 31, 2019, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
17. Selected Quarterly Financial Data (Unaudited)
The following tables provide the selected quarterly financial data for 2019 and 2018 (in thousands, except share and per share amounts):

	2019 Quarters Ended
Selected Statement of Operations Data:	March 31(1)	June 30	September 30	December 31
Revenue	$128,439	$134,201	$139,502	$145,263
Cost of revenue	44,529	40,273	43,504	47,135
Gross profit	83,910	93,928	95,998	98,128
Total operating expenses	72,758	81,127	83,022	87,549
Income before provision for (benefit from) income taxes	11,909	13,514	12,963	11,749
Provision for (benefit from) income taxes	1,455	(2,735)	1,963	2,448
Consolidated net income	10,454	16,249	11,000	9,301
Net loss attributable to non-controlling interest	(244)	(339)	(483)	(388)
Net income attributable to Penumbra, Inc.	$10,698	$16,588	$11,483	$9,689
Net income attributable to Penumbra, Inc. per share:
Basic	$0.31	$0.48	$0.33	$0.28
Diluted	$0.30	$0.46	$0.32	$0.27
Weighted average shares used to compute net income per share:
Basic	34,507,279	34,694,228	34,840,370	34,955,043
Diluted	36,213,164	36,214,321	36,271,394	36,312,471

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	2018 Quarters Ended
Selected Statement of Operations Data:	March 31(2)	June 30	September 30(3)	December 31
Revenue	$102,701	$109,638	$111,806	$120,793
Cost of revenue	36,144	37,386	36,794	42,081
Gross profit	66,557	72,252	75,012	78,712
Acquired in-process research and development	—	—	30,835	—
Total operating expenses	62,512	62,969	95,861	72,043
Income (loss) before income taxes and equity in losses of unconsolidated investee	4,504	9,663	(19,908)	7,349
(Benefit from) provision for income taxes	(1,938)	(4,948)	1,598	885
Income (loss) before equity in losses of unconsolidated investee	6,442	14,611	(21,506)	6,464
Equity in losses of unconsolidated investee	(951)	(1,230)	(920)	—
Consolidated net income (loss)	5,491	13,381	(22,426)	6,464
Net loss attributable to non-controlling interest	—	—	(3,496)	(195)
Net income (loss) attributable to Penumbra, Inc.	$5,491	$13,381	$(18,930)	$6,659
Net income (loss) per share:
Basic	$0.16	$0.39	$(0.55)	$0.19
Diluted	$0.15	$0.37	$(0.55)	$0.18
Weighted average shares used to compute net income (loss) per share:
Basic	33,846,142	34,072,223	34,248,484	34,378,415
Diluted	35,917,051	36,116,254	34,248,484	36,150,450

(1) In first quarter of 2019, the Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), and its associated amendments. Under the standard, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The Company elected to apply the modified retrospective transition approach to all leases existing at the date of initial application and not restate comparative periods. In addition, the Company elected the following transitional practical expedients: (1) the short-term lease exception and (2) to not separate its non-lease components for its real estate, vehicle and equipment leases. As a result of the adoption, there was no cumulative-effect adjustment recorded to retained earnings upon adoption. Refer to Note “2. Summary of Significant Accounting Policies” and Note “9. Leases” for more information.
(2) In the first quarter of 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), and its associated amendments. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company applied the five step method outlined in the ASU to all revenue streams and elected to utilize the modified retrospective implementation method. As a result of adoption, the Company recorded a $0.3 million cumulative adjustment to its retained earnings at January 1, 2018. Refer to Note “2. Summary of Significant Accounting Policies” and Note “16. Revenues” for more information.
(3) On August 31, 2018, the Company acquired a controlling interest in MVI which was accounted for as an asset acquisition. In connection with the transaction, the Company recorded a $30.8 million IPR&D charge during the three months ended September 30, 2018 in the consolidated statements of operations related to the acquired technology under development from MVI. Of the total IPR&D charge, $27.4 million was attributable to the net loss of Penumbra, Inc.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on this review, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows as of and for the year ended December 31, 2019 of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements.
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
February 25, 2020

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held in June 2020 (the “Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the information in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to the information in the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the information in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the information in the Proxy Statement.

PART IV
ITEM 16. FORM 10-K SUMMARY.
None.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.Financial Statements: The financial statements included in “Index to Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.
2.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
3.2	Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.4	September 29, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934			4.2
10.1	Lease for facilities at 1351 Harbor Bay Parkway, Alameda, California, dated November 28, 2007 and amended on May 7, 2008 and June 23, 2011	S-1	333-206412	10.1	August 14, 2015
10.2	Lease for facilities at 1411 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.2	August 14, 2015
10.3	Lease for facilities at 1321 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.3	August 14, 2015
10.4	Lease for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated December 17, 2015	10-K	001-37557	10.4	March 8, 2016
10.5#	Distribution Agreement between Penumbra, Inc. and Medico’s Hirata, dated August 2, 2009, as amended	S-1	333-206412	10.4	August 14, 2015
10.6†	Amended and Restated 2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.19	August 14, 2015
10.7†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Agreement	10-Q	001-37557	10.1	November 12, 2015
10.8†	Amended and Restated 2014 Equity Incentive Plan - Stock Option Agreement	10-Q	001-37557	10.2	November 12, 2015
10.9†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Unit Agreement	10-K	001-37557	10.9	March 8, 2016
10.10†	2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.5	August 14, 2015
10.11†	2011 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Grant Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.6	August 14, 2015
10.12†	2005 Stock Plan, and forms of Notice of Grant and Early Exercise Stock Option Agreement	S-1	333-206412	10.7	August 14, 2015
10.13†	Amended and Restated 2014 Equity Incentive Plan - Form of Restricted Stock Unit Agreement	10-K	001-37557	10.13	February 26, 2019
10.14†	Amended and Restated 2014 Equity Incentive Plan - Form of Performance-Based Restricted Stock Unit Agreement	10-K	001-37557	10.14	February 26, 2019
10.15†	Form of Indemnification Agreement by and between Penumbra, Inc. and each of its directors and executive officers	S-1	333-206412	10.9	August 14, 2015
10.16†	Offer Letter with Adam Elsesser	S-1	333-206412	10.10	August 14, 2015
10.17†	Offer Letter with Arani Bose	S-1	333-206412	10.11	August 14, 2015
10.18†	Offer Letter with Sri Kosaraju	S-1	333-206412	10.12	August 14, 2015
10.19†*	Offer Letter with Johanna Roberts			10.19
10.20†	Offer Letter with James Pray	S-1	333-206412	10.14	August 14, 2015
10.21†	Offer Letter with Lynn Rothman	S-1	333-206412	10.15	August 14, 2015
10.22†*	Offer Letter with Maggie Yuen			10.22

10.23†	Form of Employee Nondisclosure and Assignment Agreement	S-1	333-206412	10.17	August 14, 2015
10.24†	Employee Stock Purchase Plan	S-1/A	333-206412	10.18	August 31, 2015
10.25*	Amended and Restated Lease for facilities at 630 Roseville Parkway, Roseville, California, dated January 29, 2019 and amended on July 31, 2019			10.25
10.26	Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated September 3, 2019	10-Q	001-37557	10.1	November 7, 2019
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the year ended December 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the year December 31, 2019, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
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

PENUMBRA, INC.
Date: February 25, 2020
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Elsesser and Maggie Yuen, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Elsesser	Chairman and Chief Executive Officer	February 25, 2020
Adam Elsesser	(Principal Executive Officer)

/s/ Maggie Yuen	Chief Financial Officer	February 25, 2020
Maggie Yuen	(Principal Financial Officer)

/s/ Lambert Shiu	Chief Accounting Officer	February 25, 2020
Lambert Shiu	(Principal Accounting Officer)

/s/ Arani Bose	Chief Innovator and Director	February 25, 2020
Arani Bose

/s/ Don Kassing	Director	February 25, 2020
Don Kassing

/s/ Harpreet Grewal	Director	February 25, 2020
Harpreet Grewal

/s/ Thomas C. Wilder	Director	February 25, 2020
Thomas C. Wilder

/s/ Bridget O’Rourke	Director	February 25, 2020
Bridget O’Rourke

/s/ Janet Leeds	Director	February 25, 2020
Janet Leeds