Form 10-Q
period 2020-03-31
Penumbra Inc
filed 2020-05-07
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 21, 2020, the registrant had 35,074,352 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$72,456	$72,779
Marketable investments	95,766	116,610
Accounts receivable, net of allowance for credit losses of $2,055 and net of doubtful accounts of $2,946 at March 31, 2020 and December 31, 2019, respectively	103,963	105,901
Inventories	166,152	152,992
Prepaid expenses and other current assets	15,403	14,852
Total current assets	453,740	463,134
Property and equipment, net	58,698	51,812
Operating lease right-of-use assets	43,168	43,717
Finance lease right-of-use assets	39,287	39,924
Intangible assets, net	25,024	25,407
Goodwill	7,509	7,656
Deferred taxes	32,945	31,305
Other non-current assets	3,869	2,946
Total assets	$664,240	$665,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,843	$15,111
Accrued liabilities	65,335	67,630
Current operating lease liabilities	4,435	4,142
Current finance lease liabilities	2,461	4,165
Total current liabilities	88,074	91,048
Non-current operating lease liabilities	46,416	47,242
Non-current finance lease liabilities	26,483	26,748
Other non-current liabilities	15,150	15,250
Total liabilities	176,123	180,288
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	435,724	430,659
Accumulated other comprehensive loss	(4,575)	(2,324)
Retained earnings	57,749	57,522
Total Penumbra, Inc. stockholders’ equity	488,933	485,892
Non-controlling interest	(816)	(279)
Total stockholders’ equity	488,117	485,613
Total liabilities and stockholders’ equity	$664,240	$665,901
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$137,329	$128,439
Cost of revenue	49,320	44,529
Gross profit	88,009	83,910
Operating expenses:
Research and development	12,946	11,667
Sales, general and administrative	74,453	61,091
Total operating expenses	87,399	72,758
Income from operations	610	11,152
Interest income, net	299	733
Other (expense) income, net	(1,655)	24
(Loss) income before income taxes	(746)	11,909
(Benefit from) provision for income taxes	(1,634)	1,455
Consolidated net income	$888	$10,454
Net loss attributable to non-controlling interest	(537)	(244)
Net income attributable to Penumbra, Inc.	$1,425	$10,698

Net income attributable to Penumbra, Inc. per share:
Basic	$0.04	$0.31
Diluted	$0.04	$0.30
Weighted average shares outstanding:
Basic	35,042,912	34,507,279
Diluted	36,362,726	36,213,164

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Consolidated net income	$888	$10,454
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	(1,634)	(1,098)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(617)	462
Total other comprehensive loss, net of tax	(2,251)	(636)
Consolidated comprehensive (loss) income	(1,363)	9,818
Net loss attributable to non-controlling interest	(537)	(244)
Comprehensive (loss) income attributable to Penumbra, Inc.	$(826)	$10,062

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	35,001,581	$35	$430,659	$(2,324)	$57,522	$485,892	$(279)	$485,613
Issuance of common stock	81,485	—	396	—	—	396	—	396
Shares held for tax withholding	(12,058)	—	(2,105)	—	—	(2,105)	—	(2,105)
Stock-based compensation	—	—	6,774	—	—	6,774	—	6,774
Cumulative effect adjustment(1)	—	—	—	—	(1,198)	(1,198)	—	(1,198)
Other comprehensive loss	—	—	—	(2,251)	—	(2,251)	—	(2,251)
Net income (loss)	—	—	—	—	1,425	1,425	(537)	888
Balance at March 31, 2020	35,071,008	$35	$435,724	$(4,575)	$57,749	$488,933	$(816)	$488,117

(1) Cumulative effect adjustments relate to the adoption of Accounting Standard Update (“ASU”) No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Refer to Note “2. Summary of Significant Accounting Policies” for more information.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	34,437,339	$34	$415,084	$(1,942)	$9,064	$422,240	$175	$422,415
Issuance of common stock	140,598	—	1,071	—	—	1,071	—	1,071
Shares held for tax withholding	(14,284)	—	(2,098)	—	—	(2,098)	—	(2,098)
Stock-based compensation	—	—	5,457	—	—	5,457	—	5,457
Other comprehensive income	—	—	—	(636)	—	(636)	—	(636)
Net income (loss)	—	—	—	—	10,698	10,698	(244)	10,454
Balance at March 31, 2019	34,563,653	$34	$419,514	$(2,578)	$19,762	$436,732	$(69)	$436,663

.See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$888	$10,454
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	2,959	1,804
Stock-based compensation	5,689	5,095
Inventory write-downs	1,097	658
Deferred taxes	(1,502)	1,078
Other	168	396
Changes in operating assets and liabilities:
Accounts receivable	(238)	(13,373)
Inventories	(15,090)	(6,728)
Prepaid expenses and other current and non-current assets	(1,544)	45
Accounts payable	921	(1,503)
Accrued expenses and other non-current liabilities	732	6
Net cash used in operating activities	(5,920)	(2,068)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable investments	7,188	1,018
Proceeds from maturities of marketable investments	12,980	33,300
Purchases of property and equipment	(10,131)	(2,463)
Net cash provided by investing activities	10,037	31,855
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	396	1,071
Payment of employee taxes related to vested stock	(2,105)	(2,098)
Payments of finance lease obligations	(1,958)	—
Payment of acquisition-related obligations	(683)	(683)
Net cash used in financing activities	(4,350)	(1,710)
Effect of foreign exchange rate changes on cash and cash equivalents	(90)	(321)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(323)	27,756
CASH AND CASH EQUIVALENTS—Beginning of period	72,779	67,850
CASH AND CASH EQUIVALENTS—End of period	$72,456	$95,606
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,702	$860
Right-of-use assets obtained in exchange for lease obligations	$325	$94

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Penumbra, Inc. (the “Company”) is a global healthcare company focused on innovative therapies. The Company designs, develops, manufactures and markets novel products and has a broad portfolio that addresses challenging medical conditions in markets with significant unmet need.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2019 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, the changes in comprehensive income and stockholders’ equity for the three months ended March 31, 2020 and 2019, and the cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the three months ended March 31, 2019 to conform to the presentation for the three months ended March 31, 2020.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the changes described below in connection with the adoption of the guidance under Accounting Standard Update (“ASU”) No. 2016-13.
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiary. The portion of equity and consolidated net income not attributable to the Company is considered non-controlling interest and is classified separately in the condensed consolidated financial statements. Any subsequent changes in the Company’s ownership interest while the Company retains its controlling interest in its majority-owned subsidiary will be accounted for as equity transactions. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, allowances for credit losses, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of property and equipment, operating and financing lease right-of-use (“ROU”) assets and liabilities, income taxes, contingent consideration and other contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.

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
Recently Adopted Accounting Standards
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) using the modified retrospective transition approach, with the impact upon adoption reflected in opening retained earnings. The comparative prior year information has not been adjusted and continues to be reported under legacy GAAP. The standard significantly changed the impairment model for most financial assets and certain other instruments, including accounts receivable and available-for-sale securities.
For financial assets measured at amortized cost, including our accounts receivable, the standard requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses.
For available-for-sale debt securities, this standard made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists.
As a result of adoption, the cumulative impact related to accounts receivable expected credit losses to our opening retained earnings at January 1, 2020 was $1.2 million. As of the adoption date, the difference between the amortized cost basis and fair value of the Company’s impaired available-for-sale securities held was not material. Accordingly, upon adoption there was no impact to our opening retained earnings for credit losses related to available-for-sale securities. For additional information on the impact of the adoption and disclosures required by ASU 2016-13, refer to the updates to significant accounting policies section below, Note “3. Investments and Fair Value of Financial Instruments” and Note “4. Balance Sheet Components.”
On January 1, 2020, the Company adopted ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of the standard is to improve the effectiveness of the disclosure requirements for fair value measurements. The Company had no significant changes to the fair value measurement related disclosures due to the adoption of the standard.
Updates to Significant Accounting Policies
As a result of the adoption of the ASU 2016-13, the Company has made the following updates to its significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Significant Accounting Policies Update - Credit Losses
The Company is exposed to credit losses primarily through our accounts receivable from sales of products on credit terms of one year or less. The Company performs ongoing credit evaluations of its customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts. The Company monitors its ongoing credit exposure and concentration through active review of customers balances against contract terms, due dates, geographic related risks and current economic conditions impacting our customers. Our activities include timely account reconciliation, dispute resolution and payment confirmation. Refer to “Significant Accounting Policies - Accounts Receivable” for more information on the allowance for credit losses on the Company’s accounts receivables.
The Company is also exposed to credit losses through its investments in available-for-sale securities. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The Company reviews each impaired available-for-sale security held in its portfolio to determine whether the decline in fair value below its amortized cost basis is the result of credit losses or other factors. An allowance for credit losses is to be recorded as a charge to net income in an amount equal to the difference between the impaired security’s amortized cost basis and the amount expected to be collected over the lifetime of security, limited by the amount that the fair value is less than its amortized cost basis. Any remaining difference between its

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
amortized cost basis and fair value is deemed not to be due to expected credit losses and is recorded as a component of accumulated other comprehensive loss.
The Company’s impairment review considers several factors to determine if an expected credit loss is present including the discounted present value of expected cash flows of the security, the capacity to hold a security or sell a security before recovery of the decline in amortized cost, the credit rating of the security and forecasted and historical factors that affect the value of the security.
See Note “3. Investments and Fair Value of Financial Instruments” for more information.
Significant Accounting Policies Update - Accounts Receivable
Accounts receivable are measured at amortized cost less the allowances for credit losses. In accordance with ASU 2016-13, as of January 1, 2020, the Company measures expected credit losses for its accounts receivables utilizing a loss-rate approach. The allowance for expected credit losses assessment requires a degree of estimation and judgement. The expected loss-rate is calculated by utilizing historical credit losses incurred as percentage of the Company’s historical accounts receivable balances, pooled by customers with similar geographic credit risk characteristics. The loss-rate is adjusted for management’s expectations regarding current conditions and forecasts about future conditions which impact expected credit losses. The Company considers factors such as customers credit risk, geographic related risks and economic conditions that may affect a customer’s credit quality classification. Prior to the adoption of ASU 2016-13, the Company recognized losses when a loss was incurred or deemed probable.
At March 31, 2020, the Company reported $104.0 million of accounts receivable, net of credit losses of $2.1 million. Changes in the allowance for credit losses were not material for the three months ended March 31, 2020.
Recently Issued Accounting Standards
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
In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in this standard are effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period. The amendments in this standard should be applied prospectively. Under a prospective transition, the Company would apply the amendments at the beginning of the interim period that includes the adoption date. The Company is currently evaluating the impact of adopting the new standard.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$4,989	$2	$—	$—	$4,991
U.S. treasury	2,497	3	—	—	2,500
U.S. agency and government sponsored securities	2,499	30	—	—	2,529
U.S. states and municipalities	4,887	50	—	—	4,937
Corporate bonds	81,272	69	(532)	—	80,809
Total	$96,144	$154	$(532)	$—	$95,766

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,456	$1	$—	$7,457
U.S. treasury	4,972	7	—	4,979
U.S. agency and government sponsored securities	2,499	19	—	2,518
U.S. states and municipalities	4,889	4	—	4,893
Corporate bonds	96,484	282	(3)	96,763
Total	$116,300	$313	$(3)	$116,610
As of March 31, 2020, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by $0.5 million. The Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, during the three months ended March 31, 2020 no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss. Prior to the adoption of ASU 2016-13, the Company recognized losses, if any, in consolidated net income when the security was sold.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$60,387	$(532)	$—	$—	$60,387	$(532)
Total	$60,387	$(532)	$—	$—	$60,387	$(532)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$7,875	$(3)	$—	$—	$7,875	$(3)
Total	$7,875	$(3)	$—	$—	$7,875	$(3)
The following table presents the contractual maturities of the Company’s marketable investments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
	Fair Value	Fair Value
Due in less than one year	$37,433	$51,990
Due in one to five years	58,333	64,620
Total	$95,766	$116,610
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$42,546	$—	$—	$42,546
Marketable investments:
Commercial paper	—	4,991	—	4,991
U.S. treasury	2,500	—	—	2,500
U.S. agency and government sponsored securities	—	2,529	—	2,529
U.S. states and municipalities	—	4,937	—	4,937
Corporate bonds	—	80,809	—	80,809
Total	2,500	93,266	—	95,766
Total	$45,046	$93,266	$—	$138,312

	As of December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,474	$—	$9,474
Money market funds	24,054	—	—	24,054
Marketable investments:
Commercial paper	—	7,457	—	7,457
U.S. treasury	4,979	—	—	4,979
U.S. agency and government sponsored securities	—	2,518	—	2,518
U.S. states and municipalities	—	4,893	—	4,893
Corporate bonds	—	96,763	—	96,763
Total	4,979	111,631	—	116,610
Total	$29,033	$121,105	$—	$150,138
Contingent Consideration Obligations
As of March 31, 2020 and December 31, 2019, there were no contingent consideration liabilities classified as Level 3. As of December 31, 2019, the Company’s contingent consideration liability balance of $1.2 million relates to milestone payments due in connection with the 2017 acquisition of Crossmed S.p.a. (“Crossmed”) and was based on actual revenue performance for the year ended December 31, 2019 and not based on unobservable inputs. The Company made this payment during the three months ended March 31, 2020. For more information related to the payment of the contingent consideration liabilities refer to Note “5. Business Combinations.”

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables summarize the changes in fair value of the contingent consideration obligation for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2019	$1,206
Payments of contingent consideration liabilities	(1,186)
Changes in fair value	—
Foreign currency remeasurement	(20)
Balance at March 31, 2020	$—

Fair Value of Contingent Consideration
Balance at December 31, 2018	$2,571
Payments of contingent consideration liabilities	(1,296)
Changes in fair value	—
Foreign currency remeasurement	(27)
Balance at March 31, 2019	$1,248
The Company did not hold any Level 3 marketable investments as of March 31, 2020 or December 31, 2019. During the three months ended March 31, 2020 and 2019, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2020 or December 31, 2019.
4. Balance Sheet Components
Allowance for Credit Losses - Accounts Receivable
The Company’s allowance for credit losses related to accounts receivable balances was comprised of the following (in thousands):

	Balance At Beginning Of Period	Write-offs	Provision for credit loss	Balance At End Of Period
January 1, 2020 (1)	$2,946	$(2,361)	$1,307	$1,892
January 1, 2020 - March 31, 2020 (2)	$1,892	$—	$163	$2,055

(1) On January 1, 2020, the Company recorded a $1.3 million adjustment to opening retained earnings upon the adoption of ASU 2016-13.
(2) The Company recorded a $0.2 million allowance for credit losses during the three months ended March 31, 2020.
Inventories
The following table shows the components of inventories as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$23,721	$21,646
Work in process	20,865	21,651
Finished goods	121,566	109,695
Inventories	$166,152	$152,992

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued Liabilities
The following table shows the components of accrued liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Payroll and employee-related cost	$38,700	$37,727
Accrued expenses	7,655	7,811
Sales return provision	1,803	1,821
Product warranty	2,331	2,318
Other acquisition-related costs(1)	3,000	4,291
Other accrued liabilities	11,846	13,662
Total accrued liabilities	$65,335	$67,630

(1) Amount consists of a contingent liability related to an anti-dilution provision from the asset acquisition of MVI Health Inc (“MVI”) in 2018.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Balance at the beginning of the period	$2,318	$1,875
Accruals of warranties issued	195	1,065
Settlements of warranty claims	(182)	(622)
Balance at the end of the period	$2,331	$2,318
Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Deferred tax liabilities	$3,903	$4,005
Licensing-related cost(1)	10,290	10,878
Other non-current liabilities	957	367
Total other non-current liabilities	$15,150	$15,250

(1) Amount relates to the non-current liability recorded for probable future milestone payments to be made under the indefinite-lived intangible assets related to licensed technology described in Note “6. Intangible Assets.” Refer therein for more information.
5. Business Combinations
Payments Related to 2017 Crossmed Acquisition
On July 3, 2017, the Company completed its acquisition of Crossmed, a joint stock company organized under the laws of Italy. The purchase price measurement period was closed as of June 30, 2018.
The Company is obligated to pay additional consideration to the sellers of Crossmed (the “Sellers”) in the form of milestone payments based on Crossmed’s net revenue and may be required to pay additional consideration based on incremental net revenue for each of the periods ended. There is no limit on the milestone payments that can be paid out. As of December 31, 2019, the Company’s condensed consolidated balance sheet included $1.2 million, in current liabilities primarily related to the final milestone payment due which was paid during the first quarter of 2020.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three months ended March 31, 2020, the Company made $1.2 million in milestone payments of which $0.5 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows.
During the three months ended March 31, 2019, the Company made $1.3 million in milestone payments of which $0.6 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows.
6. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived and indefinite-lived intangible assets, as of March 31, 2020 and December 31, 2019 (in thousands, except weighted-average amortization period):

As of March 31, 2020	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,558	$(1,203)	$5,355
Trade secrets and processes	20.0 years	5,256	(591)	4,665
Other	5.0 years	1,691	(930)	761
Total intangible assets subject to amortization	16.5 years	$13,505	$(2,724)	$10,781
Intangible assets related to licensed technology		14,243	—	14,243
Total intangible assets		$27,748	$(2,724)	$25,024

As of December 31, 2019	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,686	$(1,114)	$5,572
Trade secrets and processes	20.0 years	5,256	(526)	4,730
Other	5.0 years	1,724	(862)	862
Total intangible assets subject to amortization	16.4 years	$13,666	$(2,502)	$11,164
Intangible assets related to licensed technology		14,243	—	14,243
Total intangible assets		$27,909	$(2,502)	$25,407
The customer relationships and other intangible assets subject to amortization relate to the acquisition of Crossmed during the third quarter of 2017. The gross carrying amount and accumulated amortization of these intangible assets are subject to foreign currency translation effects. Refer to Note “5. Business Combinations” for more information. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement during the first quarter of 2018, which is discussed further in Note “9. Commitments and Contingencies”.
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$66	$66
Sales, general and administrative	194	200
Total	$260	$266
Licensed technology
During the third quarter of 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments on sales of products covered by the licensed intellectual property. The Company accounted for the transaction

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
At the end of each reporting period the Company adjusts the contingent liabilities to reflect the amount of future milestone payments that are probable to be paid. Prior to the commercialization of products utilizing the underlying technology, any changes in the contingent liability are recorded as an adjustment between the liability balances and the gross carrying amount of the indefinite-lived intangible asset. During the three months ended March 31, 2020, there were no changes to the contingent liability related to the exclusive technology license agreement.
As of March 31, 2020, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $11.7 million, of which $0.8 million and $10.9 million were included in accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet, respectively. As of December 31, 2019, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $11.7 million, of which $0.8 million and $10.9 million were included in accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet, respectively.
As of March 31, 2020, the gross carrying amount of the indefinite-lived intangible asset was $14.2 million. Indefinite-lived intangible assets are tested for impairment annually and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. As a result of changes in general macroeconomic conditions related to the COVID-19 pandemic, the Company performed a qualitative assessment during the three months ended March 31, 2020 to determine whether it was more likely than not that its indefinite-lived intangible asset was impaired. The Company determined that there was no impairment of the indefinite-lived intangible asset recorded on the condensed consolidated balance sheet as of March 31, 2020.
7. Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2020 (in thousands):

Total Company
Balance as of December 31, 2019	$7,656
Foreign currency translation	(147)
Balance as of March 31, 2020	$7,509
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. As a result of changes in general macroeconomic conditions related to the COVID-19 pandemic, the Company performed a qualitative assessment during the three months ended March 31, 2020 to determine whether it was more likely than not that its goodwill was impaired. The Company determined that there was no impairment of the goodwill recorded on the condensed consolidated balance sheet as of March 31, 2020.
8. Leases
Lease Overview
As of December 31, 2019 and March 31, 2020, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space primarily under noncancelable operating leases that expire at various dates through 2035, subject to the Company’s option to renew certain leases for an additional five to 15 years. The Company also leases other equipment and vehicles primarily under noncancelable operating leases that expire at various dates through 2024. As of March 31, 2020, the Company did not have material finance leases.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the three months ended March 31, 2020 (in thousands, except years and percentages):

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Cost
Operating lease cost	$1,887	$1,768
Finance lease cost:
Amortization of right-of-use assets	671	—
Interest on lease liabilities	395	—
Variable lease cost(1)	1,453	758
Total lease costs	$4,406	$2,526

Weighted Average Remaining Lease Term
Operating leases	9.8 years	10.6 years
Finance leases	14.8 years	—
Weighted Average Discount Rate
Operating leases	6.19%	6.20%
Finance leases	5.42%	—%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company elected not to separate non-lease components from lease components upon adoption of ASC 842.
During the third quarter of 2019, the Company signed a 15 year lease for additional space at the Company’s headquarters located at 1310 Harbor Bay Business Park, Alameda, California (the “1310 Harbor Bay Lease”) which has not yet commenced as of March 31, 2020. The 1310 Harbor Bay Lease is expected to commence upon substantial completion of lessor owned improvements in connection with the development of the building which the Company anticipates will occur in the next two years.
In the fourth quarter of 2019, the 15 year term Roseville lease commenced once the building was made ready and available for its intended use. The Company determined that the Roseville lease is a non-cancelable finance lease which will expire in 2035.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of March 31, 2020 (in thousands):

	Operating Lease Payments	Finance Lease Payments
Remainder of 2020	$7,417	$3,922
2021	6,896	2,455
2022	6,647	2,501
2023	6,466	2,550
2024	6,231	2,601
Thereafter	34,904	27,949
Total undiscounted lease payments(1)	68,561	41,978
Less imputed interest	(17,710)	(13,034)
Present value of lease liabilities	$50,851	$28,944

(1) The table above excludes the estimated future minimum lease payment for the 1310 Harbor Bay Lease due to uncertainty around the timing of when the 1310 Harbor Bay Lease will commence and payments will be due. The total estimated lease payments over the 15 year lease term will be calculated based on the total development costs incurred in connection with the development of the building which will be determined upon substantial completion of the building.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information related to leases during the three months ended March 31, 2020 and March 31, 2019 are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,842	$1,623
Financing cash flows from finance leases	$1,958	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$325	$94
Finance leases	$—	$—

9. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of March 31, 2019, the license agreement required minimum royalty payments of $0.1 million quarterly. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of fifteen years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007. In July 2019, the Company amended the license agreement to extend the term for an additional ten years. As of March 31, 2020, the amended license agreement required minimum royalty payments of $0.3 million quarterly through 2027.
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
Royalty expense included in cost of revenue for the three months ended March 31, 2020 and 2019, was $0.7 million and $1.1 million, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
10. Stockholders’ Equity
Equity Incentive Plans
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the "Plans") is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2019	1,379,075	$21.02
Exercised	(42,913)	9.23
Canceled/Forfeited	—	—
Balance at March 31, 2020	1,336,162	21.40

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock awards and restricted stock units under the Plans during the three months ended March 31, 2020 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2019	371,206	$130.47
Granted	68,436	161.47
Released/Vested - Restricted Stock/RSUs	(38,572)	92.23
Canceled/Forfeited	(725)	135.68
Unvested at March 31, 2020	400,345	139.44
As of March 31, 2020, 377,044 restricted stock awards and restricted stock units are expected to vest.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$648	$291
Research and development	874	524
Sales, general and administrative	4,167	4,280
Total	$5,689	$5,095

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2020, total unrecognized compensation cost was $46.8 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.0 years.
The total stock-based compensation cost capitalized in inventory was $0.8 million and $0.8 million as of March 31, 2020 and December 31, 2019, respectively.
11. Accumulated Other Comprehensive Loss
Other comprehensive loss consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net income, these comprehensive income (loss) items accumulate and are included within accumulated other comprehensive loss. Unrealized gains and losses on the Company’s marketable investments are reclassified from accumulated other comprehensive loss into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive loss.
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect the Company’s condensed consolidated statements of operations and consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$238	$(2,562)	$(2,324)	$(500)	$(1,442)	$(1,942)
Other comprehensive income (loss) before reclassifications:
Unrealized (loss) gain — marketable investments	(689)	—	(689)	462	—	462
Foreign currency translation losses	—	(1,634)	(1,634)	—	(1,098)	(1,098)
Income tax effect — expense (benefit)	72	—	72	—	—	—
Net of tax	$(617)	$(1,634)	$(2,251)	$462	$(1,098)	$(636)
Amounts reclassified from accumulated other comprehensive income (loss) to consolidated net income:
Realized gain — marketable investments	—	—	—	—	—	—
Income tax effect — expense (benefit)	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	(617)	(1,634)	(2,251)	462	(1,098)	(636)
Balance, end of the period	$(379)	$(4,196)	$(4,575)	$(38)	$(2,540)	$(2,578)

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
The Company’s benefit from income taxes was $1.6 million for the three months ended March 31, 2020, which was primarily due to tax benefits attributable to its worldwide loss as a result of the COVID-19 pandemic impact and excess tax benefits from stock-based compensation attributable to its United States jurisdiction. The effective tax rate was 219.0% for the three months ended March 31, 2020, which was due to larger tax benefits over smaller worldwide loss. The Company’s

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
provision for income taxes was $1.5 million for the three months ended March 31, 2019, which was primarily due to income taxes attributable to its worldwide profit offset by excess tax benefits from stock-based compensation attributable to its United States jurisdiction. The effective tax rate was 12.2% for the three months ended March 31, 2019, which was due to smaller tax expenses over larger worldwide profit.
On March 27, 2020, the President signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), which provides certain tax relief. The CARES Act did not have a material impact to the income tax provision of the Company for the three months ended March 31, 2020.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of March 31, 2020 and 2019, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit and California DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. As of March 31, 2020 and 2019, the Company also maintains a valuation allowance against DTAs acquired from MVI which are subject to Separate Return Limitation Year (“SRLY”) rules that limit the utilization of the pre-acquisition tax attributes to offset future taxable income solely generated by MVI.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such are not provided for in the Company’s condensed consolidated financial statements as of March 31, 2020. The Company will repatriate foreign earnings only to the extent doing so will not result in any material United States tax consequences. Thus, deferred taxes on any potential future repatriation of a portion of the earnings of its German subsidiary were not reflected in the Company’s condensed consolidated financial statements as of March 31, 2020.
13. Net Income Attributable to Penumbra, Inc. Per Share
The Company computed basic net income attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding during the period. The Company computed diluted net income attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive common stock equivalents outstanding during the period using the treasury stock method. For the purposes of this calculation, stock options, restricted stock, restricted stock units and stock sold through the ESPP are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income attributable to Penumbra, Inc. is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to Penumbra, Inc.	$1,425	$10,698
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	35,042,912	34,507,279
Potential dilutive stock-based options and awards	1,319,814	1,705,885
Diluted	36,362,726	36,213,164
Net income attributable to Penumbra, Inc. per share:
Basic	$0.04	$0.31
Diluted	$0.04	$0.30
For the three months ended March 31, 2020 and 2019 outstanding stock-based awards of 18 thousand and 57 thousand shares respectively, were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$95,774	$82,511
Other International	41,555	45,928
Total	$137,329	$128,439
The following table presents the Company’s revenues disaggregated by product category, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Neuro	$78,076	$81,471
Vascular	59,253	46,968
Total	$137,329	$128,439
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of March 31, 2020.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
reporting period as required. During the three months ended March 31, 2020, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
15. Subsequent Events
Credit Agreement
On April 24, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and matures on April 23, 2021.
The revolving loans under the Credit Agreement will be available for general corporate purposes, including working capital and capital expenditures. In addition to allowing borrowings in US dollars, the Credit Agreement provides for borrowings in euros, Pounds Sterling and any other currency that is subsequently approved by JPMorgan and each lender. The initial commitment of the lenders under the Credit Agreement is $100 million. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $50 million, resulting in a maximum available principal amount under the Credit Agreement of $150 million. The Credit Agreement provides a sublimit of up to $10 million for letters of credit, a sublimit of up to $10 million for swing-line loans, and a sublimit of up to $15 million for borrowings in available foreign currencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market novel products and have a broad portfolio that addresses challenging medical conditions in markets with significant unmet need. Our team focuses on developing, manufacturing and marketing novel products for use by specialist physicians and healthcare providers to drive improved clinical outcomes. We believe that the cost-effectiveness of our products is attractive to our customers.
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
To address the challenging and significant clinical needs of our two key markets, we developed products that fall into the following broad product offering families:
Our neuro products fall into four broad product families:
•Neuro thrombectomy - Penumbra System, including Penumbra JET, ACE and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories
•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400 and PAC400
•Neuro access - delivery catheters, consisting of Neuron, Neuron MAX, Select, BENCHMARK, DDC and PX SLIM
•Neurosurgical - Artemis Neuro Evacuation Device
•Rehabilitation Tools - REAL Immersive System
Our vascular products fall into two broad product families:
•Vascular thrombectomy - Indigo System designed for mechanical thrombectomy, including aspiration catheters, separators, aspiration pump and accessories
•Vascular embolization - Ruby Coil System, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)

We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the three months ended March 31, 2020 and 2019, 30.3% and 35.8% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $137.3 million and $128.4 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $8.9 million. We generated operating income of $0.6 million and $11.2 million for the three months ended March 31, 2020 and 2019, respectively.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and the world. In response, governments have issued orders restricting certain activities, and while our business falls within the category of healthcare operations, which are essential businesses that need to continue during the COVID-19 outbreak, we have experienced, and expect to continue to experience, disruptions to our operations as a result of the pandemic. For example, hospital resources have been diverted to fight the pandemic, and many government agencies in conjunction with healthcare systems have recommended the deferral of elective and semi-elective medical procedures during the outbreak. Some of Penumbra’s medical devices are used in certain procedures that the United States Centers for Medicare & Medicaid Services (“CMS”) has indicated are “high-acuity” procedures that should not be postponed during the outbreak in its March 18, 2020 recommendations, while other Penumbra devices are used in elective procedures that physicians may consider postponing. Many of the procedures in which our vascular products are used are elective in nature, whereas procedures in which our neuro products are used, such as stroke, tend to be more emergent in nature.
The impact of COVID-19 on our business remains fluid, and we continue to actively monitor the dynamic situation. We are undertaking the following specific actions and strategic priorities to navigate the pandemic:
•We have made changes to how we manufacture, inspect and ship our products to prioritize the health and safety of our employees and to operate under the protocols mandated by our local and state governments. While we are committed to continue meeting demand for our essential devices, we have implemented social distancing and other measures to protect the health and safety of our employees, which have reduced, and may continue to reduce, our manufacturing capacity.
•We further strengthened our liquidity position by entering into a Credit Agreement (the “Credit Agreement”) on April 24, 2020, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million, and matures on April 23, 2021. This revolving line of credit provides access to capital beyond the $168.2 million in cash, cash equivalents and marketable investments on our balance sheet as of March 31, 2020, and we believe this will allow us to both navigate the current environment and emerge in a strong position after the pandemic.
•We will continue to prioritize investments in our production capacity and flexibility, commercial channels, preparation for new product launches, and new product developments to help patients.
While we began to observe more notable negative impacts on business trends in March due to the COVID-19 outbreak, we are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the outbreak, additional actions that may be taken by governmental authorities in response to the outbreak, the impact of the outbreak on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
•The COVID-19 outbreak and measures taken in response thereto, which have negatively affected, and we expect will continue to negatively affect, our revenues and results of operations. Due to these impacts and measures, we may experience significant and unpredictable fluctuations in demand for certain of our products as hospital customers re-prioritize the treatment of patients and distributors adjust their operations to support the current demand level.

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
•The availability and levels of reimbursement within the relevant healthcare payment system for healthcare providers for procedures in which our products are used.
In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the impact of COVID-19, the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs due to obsolescence; costs, benefits and timing of new product introductions; costs, benefits and timing of the acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We may experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we may experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
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
Cost of Revenue. Cost of revenue consists primarily of the cost of raw materials and components, personnel costs, including stock-based compensation, inbound freight charges, receiving costs, inspection and testing costs, warehousing costs, royalty expense, shipping and handling costs, and other labor and overhead costs incurred in the manufacturing of products. In addition, we record write-downs or write-offs of inventory in the event that a portion of our inventory becomes excess or obsolete.
We manufacture substantially all of our products in our manufacturing facilities in Alameda and Roseville, California.
Operating Expenses
Research and Development (“R&D”). R&D expenses primarily consist of product development, clinical and regulatory expenses, materials, depreciation and other costs associated with the development of our products. R&D expenses also include salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants. We generally expense R&D costs as they are incurred, with the exception of certain costs incurred for the development of computer software for internal use related to our REAL Immersive System offerings. We capitalize certain costs when it is determined that it is probable that the project will be completed and the software will be used to perform the function intended, and the preliminary project stage is completed. Capitalized internal use software development costs are included in property and equipment, net within the condensed consolidated balance sheets.
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
(Benefit from) Provision For Income Taxes
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2020		2019
	(in thousands, except for percentages)
Revenue	$137,329	100.0%	$128,439	100.0%
Cost of revenue	49,320	35.9	44,529	34.7
Gross profit	88,009	64.1	83,910	65.3
Operating expenses:
Research and development	12,946	9.4	11,667	9.1
Sales, general and administrative	74,453	54.2	61,091	47.6
Total operating expenses	87,399	63.6	72,758	56.6
Income from operations	610	0.4	11,152	8.7
Interest income, net	299	0.2	733	0.6
Other (expense) income, net	(1,655)	(1.2)	24	—
(Loss) income before income taxes	(746)	(0.5)	11,909	9.3
(Benefit from) provision for income taxes	(1,634)	(1.2)	1,455	1.1
Consolidated net income	$888	0.6	$10,454	8.1
Net loss attributable to non-controlling interest	(537)	(0.4)	(244)	(0.2)
Net income attributable to Penumbra, Inc.	$1,425	1.0	$10,698	8.3

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Neuro	$78,076	$81,471	$(3,395)	(4.2)%
Vascular	59,253	46,968	12,285	26.2%
Total	$137,329	$128,439	$8,890	6.9%
Revenue increased $8.9 million, or 6.9%, to $137.3 million in the three months ended March 31, 2020, from $128.4 million in the three months ended March 31, 2019. Sales of new and existing products within our vascular businesses drove the overall revenue increase in the quarter, which was partially offset by a decline in sales of products within our neuro business.
Revenue from our neuro products decreased $3.4 million, or 4.2%, to $78.1 million in the three months ended March 31, 2020, from $81.5 million in the three months ended March 31, 2019. This was primarily attributable to decreased sales of our Penumbra System and neuro embolization products, which accounted for approximately (140)% and slightly less than (20)% of the total change in neuro revenue, respectively. This change was primarily attributable to decreased sales in Japan as a result of reimbursement changes and on-going discussions with our distributor partner. This decline was partially offset by an increase in sales of our neuro access products, which increased by approximately 70% of the total neuro revenue change, due to further market penetration and growth in the market for endovascular treatment of stroke, which led to an increase in the number of procedures performed by specialist physicians using these products. Prices for our neuro products remained substantially unchanged during the period. Excluding Japan, revenue from our neuro products increased 5.1% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Revenue from our vascular products increased $12.3 million, or 26.2%, to $59.3 million in the three months ended March 31, 2020, from $47.0 million in the three months ended March 31, 2019. This increase was driven by sales of our Indigo System products, which accounted for approximately 55% of the vascular revenue increase in the three months ended March 31, 2020. This increase was driven by further market penetration which led to increases in the number of procedures performed by specialist physicians using our products. Prices for our vascular products remained substantially unchanged during the period.
During the final month of the first quarter, we began to observe a negative impact on revenue due to hospitals deferring certain elective and semi-elective procedures as they responded to the COVID-19 pandemic, with the impact being seen predominantly in our vascular business. As the COVID-19 pandemic is expected to continue to cause strain on hospital resources, coupled with recommended deferrals of certain procedures, most notably vascular procedures, we expect the volume of certain procedures in which our products are used to decline in the second quarter of 2020. However, we cannot reliably estimate the extent to which the COVID-19 pandemic will negatively impact procedure volume in the second quarter and beyond.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,				Change
	2020		2019		$	%
	(in thousands, except for percentages)
United States	$95,774	69.7%	$82,511	64.2%	$13,263	16.1%
International	41,555	30.3%	45,928	35.8%	(4,373)	(9.5)%
Total	$137,329	100.0%	$128,439	100.0%	$8,890	6.9%
Revenue from product sales in international markets decreased $4.4 million, or 9.5%, to $41.6 million in the three months ended March 31, 2020, from $45.9 million in the three months ended March 31, 2019. Revenue from international sales represented 30.3% and 35.8% of our total revenue for the three months ended March 31, 2020 and 2019, respectively.

Gross Margin

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of revenue	$49,320	$44,529	$4,791	10.8%
Gross profit	$88,009	$83,910	$4,099	4.9%
Gross margin %	64.1%	65.3%
Gross margin decreased 1.2 percentage points to 64.1% in the three months ended March 31, 2020, from 65.3% in the three months ended March 31, 2019. The decrease in gross margin was primarily driven by additional period expense incurred as we made the decision to continue to pay all of our direct manufacturing workforce full-time wages while reducing the labor capacity per shift to implement social distancing and other protective measures for the health and safety of our employees. Accordingly, certain labor costs were expensed as incurred in the three months ended March 31, 2020.
As a result of an expected decrease in overall demand for our products in the second quarter of 2020 due to the impact of the COVID-19 pandemic, we expect our gross margin will be lower as a function of volume absorption. However, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our gross margin in the second quarter and beyond.
Research and Development (“R&D”)

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
R&D	$12,946	$11,667	$1,279	11.0%
R&D as a percentage of revenue	9.4%	9.1%
R&D expenses increased by $1.3 million, or 11.0%, to $12.9 million in the three months ended March 31, 2020, from $11.7 million in the three months ended March 31, 2019. The increase was primarily due to a $1.6 million increase in personnel-related expenses driven by an increase in headcount to support our growth, partially offset by a $0.7 million decrease in product development and testing costs.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials.
Sales, General and Administrative (“SG&A”)

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
SG&A	$74,453	$61,091	$13,362	21.9%
SG&A as a percentage of revenue	54.2%	47.6%
SG&A expenses increased by $13.4 million, or 21.9%, to $74.5 million in the three months ended March 31, 2020, from $61.1 million in the three months ended March 31, 2019. The increase was primarily due to a $8.4 million increase in personnel-related expenses largely attributable to an increase in headcount and a $1.8 million increase in facilities costs to support our growth.
Our operating expenses in the first quarter of 2020 reflected limited reductions in expenditures from activities restricted by COVID-19, such as travel and entertainment expenses. In the near term, we expect additional reductions in expenses related to the current environment and we have implemented other cost control measures. While certain spending may decrease in the second quarter of 2020 as a result of such measures, we will continue to prioritize our investments in production capacity and flexibility, commercial channels, and preparation for new product launches to support our customers.

(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(1,634)	$1,455	$(3,089)	(212.3)%
Effective tax rate	219.0%	12.2%
Our benefit from income taxes was $1.6 million for the three months ended March 31, 2020, which was primarily due to tax benefits attributable to our worldwide loss as a result of the COVID-19 pandemic impact and excess tax benefits from stock-based compensation attributable to our United States jurisdiction. The effective tax rate was 219.0% for the three months ended March 31, 2020, which was due to larger tax benefits over smaller worldwide loss. Our provision for income taxes was $1.5 million for the three months ended March 31, 2019, which was primarily due to income taxes attributable to our worldwide profit offset by excess tax benefits from stock-based compensation attributable to our United States jurisdiction. The effective tax rate was 12.2% for the three months ended March 31, 2019, which was due to smaller tax expenses over larger worldwide profit.
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
Liquidity and Capital Resources
As of March 31, 2020, we had $365.7 million in working capital, which included $72.5 million in cash and cash equivalents and $95.8 million in marketable investments. As of March 31, 2020, we held approximately 24.8% of our cash and cash equivalents in foreign entities.
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. In order to further strengthen our liquidity position and financial flexibility during the COVID-19 pandemic, on April 24, 2020 we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and matures on April 23, 2021. See Note “15. Subsequent Events” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
We believe our sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. We expect to continue to make investments as we launch new products, expand our manufacturing operations and IT infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders, changes to our capital structure, and could require us to agree to covenants that limit our operating flexibility.
As a result of the COVID-19 pandemic, we expect to experience reduced cash flow from operations in the second quarter of 2020 as a result of decreased revenues and potentially slower accounts receivable collections. Moreover, we are focused on ensuring that we have adequate supplies on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain and, accordingly, we expect to continue to increase inventory during the second quarter of 2020 and beyond. However, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our cash flow from operations in the second quarter and beyond.

The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$72,456	$72,779
Marketable investments	95,766	116,610
Accounts receivable, net	103,963	105,901
Accounts payable	15,843	15,111
Accrued liabilities	65,335	67,630
Working capital(1)	365,666	372,086
__________________
(1)Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$72,779	$67,850
Net cash used in operating activities	(5,920)	(2,068)
Net cash provided by investing activities	10,037	31,855
Net cash used in financing activities	(4,350)	(1,710)
Cash and cash equivalents and restricted cash at end of period	72,456	95,606
Net Cash Used In Operating Activities
Net cash used in operating activities consists primarily of consolidated net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash used in operating activities was $5.9 million during the three months ended March 31, 2020 and consisted of consolidated net income of $0.9 million and non-cash items of $8.4 million, offset by net changes in operating assets and liabilities of $15.2 million. The change in operating assets and liabilities includes an increase in inventories of $15.1 million to support our growth, an increase in prepaid expenses and other current and non-current assets of $1.5 million, and an increase in accounts receivable of $0.2 million. This was partially offset by an increase in accounts payable of $0.9 million to support our ongoing business activities and an increase in accrued expenses and other non-current liabilities of $0.7 million.
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
Net Cash Provided By Investing Activities
Net cash provided by investing activities relates primarily to proceeds from maturities and sales of marketable investments offset by capital expenditures.
Net cash provided by investing activities was $10.0 million during the three months ended March 31, 2020 and consisted of proceeds from maturities and sales of marketable investments of $20.2 million, partially offset by capital expenditures of $10.1 million.
Net cash provided by investing activities was $31.9 million during the three months ended March 31, 2019 and consisted of proceeds from maturities and sales of marketable investments of $34.3 million, partially offset by capital expenditures of $2.5 million.

Net Cash Used In Financing Activities
Net cash used in financing activities primarily relates to payments of employee taxes related to vested restricted stock units, payments towards the reduction of our finance lease obligations and certain acquisition-related payments, partially offset by proceeds from exercises of stock options.
Net cash used in financing activities was $4.4 million during the three months ended March 31, 2020 and primarily consisted of $2.1 million of payments of employee taxes related to vested restricted stock and restricted stock units, $2.0 million in payments towards finance lease, and $0.7 million related to contingent consideration payments made in the first quarter of 2020 in connection with our acquisition in 2017. This was partially offset by proceeds from exercises of stock options of $0.4 million.
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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as of March 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 other than described in Note “15. Subsequent Events” of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Interest Rate Risk. We had cash and cash equivalents of $72.5 million as of March 31, 2020, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $95.8 million, which consisted primarily of commercial paper, corporate bonds, non-U.S. government debt securities, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
Foreign Exchange Risk Management. We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. We bill most sales outside of the United States in local currencies, primarily euro and Japanese yen, with some sales being denominated in other currencies. We expect that the percentage of our sales denominated in foreign currencies may increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We do not believe our net income attributable to Penumbra, Inc. would be materially impacted by an immediate 10% adverse change in foreign exchange rates. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
We do not believe that inflation and changes in prices had a significant impact on our results of operations as of and for the period ended March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2020 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at March 31, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.

ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020, except as set forth below.
The ongoing effects of the COVID-19 pandemic could adversely affect our business, financial condition, results of operations, or cash flows.
In December 2019, a strain of coronavirus, known as COVID-19, surfaced in Wuhan, China and resulted in an outbreak throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Governments, public institutions, and other organizations in countries and localities throughout the world have taken and are continuing to take certain emergency measures to combat the spread of COVID-19, including implementation of restrictions on travel and orders that restrict the operations of institutions such as schools and businesses. While the full impact of the COVID-19 outbreak and government response is not yet known, we have experienced initial impacts of this pandemic in the three months ended March 31, 2020 and it could materially harm our business, results of operations and financial condition in the future.
For example, on March 18, 2020, the United States Centers for Medicare & Medicaid Services released guidance for U.S. healthcare providers recommending the delay of elective surgeries and non-essential medical, surgical, and dental procedures in order to preserve personal protective equipment, beds, and ventilators for use in combatting COVID-19. This guidance and any similar guidance issued in the future could result in the deferral of procedures in which our products are used, which could reduce demand for our products. Furthermore, once the COVID-19 pandemic subsides there may be constraints in the capacities and financial resources of hospitals and other healthcare providers to perform procedures that had been deferred due to COVID-19, which could have an adverse effect on demand for our products following the end of the pandemic. Many hospitals have also implemented restrictions on vendor access, potentially limiting our ability to provide product and case support.
In addition, due to domestic and international governmental orders restricting certain activities in response to COVID-19, including in Alameda, California, where our corporate headquarters and many of our operations, including our principal manufacturing facility, are located, we have experienced, and may in the future experience, certain disruptions in our business, including changes to our on-site operations to reduce manufacturing capacity and implement social distancing, reductions in our suppliers’ ability to source, maintain inventory and ship raw materials in alignment with our demands, work stoppages, slowdowns and delays, including having most of our employees working outside of our offices, travel restrictions, reduced access to our customers for product training and case support, and cancellation of events, delays in product development efforts and related clinical trials and regulatory approvals, and other negative impacts on our capacity to manufacture, our suppliers’ capacity to source and ship raw materials and our distributors’ ability to sell and support the use of our products.
The COVID-19 pandemic has also caused significant uncertainty and volatility in global financial markets and the trading prices for the common stock of medical device companies, including Penumbra. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the COVID-19 pandemic, including a recession, depression or other sustained economic downturn, could materially and adversely affect our business, access to capital markets and the value of our common stock.
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, healthcare systems, the medical device industry or the global economy as a whole. However, these effects could adversely impact our business, financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 7, 2020
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)