Form 10-Q
period 2020-06-30
Penumbra Inc
filed 2020-08-03
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 20, 2020, the registrant had 36,107,440 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$134,381	$72,779
Marketable investments	143,914	116,610
Accounts receivable, net of allowance for credit losses of $2,076 and net of doubtful accounts of $2,946 at June 30, 2020 and December 31, 2019, respectively	97,613	105,901
Inventories	183,442	152,992
Prepaid expenses and other current assets	16,545	14,852
Total current assets	575,895	463,134
Property and equipment, net	62,188	51,812
Operating lease right-of-use assets	42,669	43,717
Finance lease right-of-use assets	37,927	39,924
Intangible assets, net	10,645	25,407
Goodwill	7,665	7,656
Deferred taxes	36,474	31,305
Other non-current assets	6,737	2,946
Total assets	$780,200	$665,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,432	$15,111
Accrued liabilities	57,718	67,630
Current operating lease liabilities	4,446	4,142
Current finance lease liabilities	1,016	4,165
Total current liabilities	77,612	91,048
Non-current operating lease liabilities	45,925	47,242
Non-current finance lease liabilities	26,202	26,748
Other non-current liabilities	7,300	15,250
Total liabilities	157,039	180,288
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	36	35
Additional paid-in capital	581,066	430,659
Accumulated other comprehensive loss	(2,097)	(2,324)
Retained earnings	45,789	57,522
Total Penumbra, Inc. stockholders’ equity	624,794	485,892
Non-controlling interest	(1,633)	(279)
Total stockholders’ equity	623,161	485,613
Total liabilities and stockholders’ equity	$780,200	$665,901
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$105,109	$134,201	$242,438	$262,640
Cost of revenue	40,179	40,273	89,499	84,802
Gross profit	64,930	93,928	152,939	177,838
Operating expenses:
Research and development	22,725	13,462	35,671	25,129
Sales, general and administrative	59,854	67,665	134,307	128,756
Total operating expenses	82,579	81,127	169,978	153,885
(Loss) income from operations	(17,649)	12,801	(17,039)	23,953
Interest income, net	108	784	407	1,517
Other income (expense), net	511	(71)	(1,144)	(47)
(Loss) income before income taxes	(17,030)	13,514	(17,776)	25,423
Benefit from income taxes	(4,129)	(2,735)	(5,763)	(1,280)
Consolidated net (loss) income	$(12,901)	$16,249	$(12,013)	$26,703
Net loss attributable to non-controlling interest	(941)	(339)	(1,478)	(583)
Net (loss) income attributable to Penumbra, Inc.	$(11,960)	$16,588	$(10,535)	$27,286

Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.34)	$0.48	$(0.30)	$0.79
Diluted	$(0.34)	$0.46	$(0.30)	$0.75
Weighted average shares outstanding:
Basic	35,400,542	34,694,228	35,221,727	34,601,270
Diluted	35,400,542	36,214,321	35,221,727	36,214,362

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated net (loss) income	$(12,901)	$16,249	$(12,013)	$26,703
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	1,347	850	(287)	(248)
Net change in unrealized gains on available-for-sale securities, net of tax	1,131	214	514	676
Total other comprehensive income, net of tax	2,478	1,064	227	428
Consolidated comprehensive (loss) income	(10,423)	17,313	$(11,786)	$27,131
Net loss attributable to non-controlling interest	(941)	(339)	(1,478)	(583)
Comprehensive (loss) income attributable to Penumbra, Inc.	$(9,482)	$17,652	$(10,308)	$27,714

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	35,001,581	$35	$430,659	$(2,324)	$57,522	$485,892	$(279)	$485,613
Issuance of common stock	81,485	—	396	—	—	396	—	396
Shares held for tax withholdings	(12,058)	—	(2,105)	—	—	(2,105)	—	(2,105)
Stock-based compensation	—	—	6,774	—	—	6,774	—	6,774
Cumulative effect adjustment(1)	—	—	—	—	(1,198)	(1,198)	—	(1,198)
Other comprehensive loss	—	—	—	(2,251)	—	(2,251)	—	(2,251)
Net income (loss)	—	—	—	—	1,425	1,425	(537)	888
Balance at March 31, 2020	35,071,008	$35	$435,724	$(4,575)	$57,749	$488,933	$(816)	$488,117
Issuance of common stock	68,153	—	667	—	—	667	124	791
Issuance of common stock under employee stock purchase plan	41,590	—	5,945	—	—	5,945	—	5,945
Issuance of common stock upon underwritten public offering, net of issuance cost	865,963	1	134,758	—	—	134,759	—	134,759
Shares held for tax withholdings	(10,304)	—	(1,768)	—	—	(1,768)	—	(1,768)
Stock-based compensation	—	—	5,740	—	—	5,740	—	5,740
Other comprehensive income	—	—	—	2,478	—	2,478	—	2,478
Net loss	—	—	—	—	(11,960)	(11,960)	(941)	(12,901)
Balance at June 30, 2020	36,036,410	$36	$581,066	$(2,097)	$45,789	$624,794	$(1,633)	$623,161

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
.See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(12,013)	$26,703
Adjustments to reconcile consolidated net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,090	3,737
Stock-based compensation	11,248	10,230
Inventory write-downs	1,716	1,668
Deferred taxes	(5,240)	(1,721)
Impairment of intangible asset	2,500	—
Other	2,629	603
Changes in operating assets and liabilities:
Accounts receivable	6,757	(17,552)
Inventories	(31,935)	(18,521)
Prepaid expenses and other current and non-current assets	(4,255)	(3,812)
Accounts payable	(6)	415
Accrued expenses and other non-current liabilities	(5,100)	(1,915)
Net cash used in operating activities	(27,609)	(165)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	(60,320)	(29,550)
Proceeds from sales of marketable investments	7,188	2,700
Proceeds from maturities of marketable investments	27,535	50,800
Purchases of property and equipment	(16,850)	(6,208)
Other	(2,060)	(1,000)
Net cash (used in) provided by investing activities	(44,507)	16,742
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	134,759	—
Proceeds from exercises of stock options	1,187	2,265
Proceeds from issuance of stock under employee stock purchase plan	5,945	4,779
Payment of employee taxes related to vested stock	(3,873)	(13,379)
Payments of finance lease obligations	(2,976)	—
Payment of acquisition-related obligations	(683)	(1,183)
Proceeds from capital contribution from non-controlling interest	—	500
Other	(248)	—
Net cash provided by (used in) financing activities	134,111	(7,018)
Effect of foreign exchange rate changes on cash and cash equivalents	(393)	(148)
NET INCREASE IN CASH AND CASH EQUIVALENTS	61,602	9,411
CASH AND CASH EQUIVALENTS—Beginning of period	72,779	67,850
CASH AND CASH EQUIVALENTS—End of period	$134,381	$77,261
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable and accrued liabilities	$666	$1,290

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive (loss) income, and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2019 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, the changes in comprehensive (loss) income and stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the changes described below in connection with the adoption of the guidance under Accounting Standard Update (“ASU”) No. 2016-13.
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
The Company is also exposed to credit losses through its investments in available-for-sale securities. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The Company reviews each impaired available-for-sale security held in its portfolio to determine whether the decline in fair value below its amortized cost basis is the result of credit losses or other factors. An allowance for credit losses is to be recorded as a charge to net income in an amount equal to the difference between the impaired security’s amortized cost basis and the amount expected to be collected over the lifetime of security, limited by the amount that the fair value is less than its amortized cost basis. Any remaining difference between its amortized cost basis and fair value is deemed not to be due to expected credit losses and is recorded as a component of accumulated other comprehensive loss.

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
At June 30, 2020, the Company reported $97.6 million of accounts receivable, net of credit losses of $2.1 million. See Note “4. Balance Sheet Components” for more information.
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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$13,231	$—	$(2)	$—	$13,229
U.S. agency and government sponsored securities	8,845	15	—	—	8,860
U.S. states and municipalities	7,265	58	—	—	7,323
Corporate bonds	113,592	927	(17)	—	114,502
Total	$142,933	$1,000	$(19)	$—	$143,914

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,456	$1	$—	$7,457
U.S. treasury	4,972	7	—	4,979
U.S. agency and government sponsored securities	2,499	19	—	2,518
U.S. states and municipalities	4,889	4	—	4,893
Corporate bonds	96,484	282	(3)	96,763
Total	$116,300	$313	$(3)	$116,610
As of June 30, 2020, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by a nominal amount. The Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, during the three and six months ended June 30, 2020 no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss. Prior to the adoption of ASU 2016-13, the Company recognized losses, if any, in consolidated net income when the security was sold.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$8,233	$(2)	$—	$—	$8,233	$(2)
Corporate bonds	27,861	(17)	—	—	27,861	(17)
Total	$36,094	$(19)	$—	$—	$36,094	$(19)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$7,875	$(3)	$—	$—	$7,875	$(3)
Total	$7,875	$(3)	$—	$—	$7,875	$(3)
The following table presents the contractual maturities of the Company’s marketable investments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
	Fair Value	Fair Value
Due in less than one year	$40,375	$51,990
Due in one to five years	103,539	64,620
Total	$143,914	$116,610
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$102,750	$—	$—	$102,750
U.S. states and municipalities	—	4,023	—	4,023
Marketable investments:
Commercial paper	—	13,229	—	13,229
U.S. treasury	—	—	—	—
U.S. agency and government sponsored securities	—	8,860	—	8,860
U.S. states and municipalities	—	7,323	—	7,323
Corporate bonds	—	114,502	—	114,502
Total	—	143,914	—	143,914
Total	$102,750	$147,937	$—	$250,687

	As of December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,474	$—	$9,474
Money market funds	24,054	—	—	24,054
Marketable investments:
Commercial paper	—	7,457	—	7,457
U.S. treasury	4,979	—	—	4,979
U.S. agency and government sponsored securities	—	2,518	—	2,518
U.S. states and municipalities	—	4,893	—	4,893
Corporate bonds	—	96,763	—	96,763
Total	4,979	111,631	—	116,610
Total	$29,033	$121,105	$—	$150,138
Contingent Consideration Obligations
As of June 30, 2020 and December 31, 2019, there were no contingent consideration liabilities classified as Level 3. As of December 31, 2019, the Company’s contingent consideration liability balance of $1.2 million relates to milestone payments due in connection with the 2017 acquisition of Crossmed S.p.a. (“Crossmed”) and was based on actual revenue performance for the year ended December 31, 2019 and not based on unobservable inputs. The Company made this payment during the six months ended June 30, 2020. For more information related to the payment of the contingent consideration liabilities refer to Note “5. Business Combinations.”

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables summarize the changes in fair value of the contingent consideration obligation for the six months ended June 30, 2020 and June 30, 2019 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2019	$1,206
Payments of contingent consideration liabilities	(1,186)
Changes in fair value	—
Foreign currency remeasurement	(20)
Balance at June 30, 2020	$—

Fair Value of Contingent Consideration
Balance at December 31, 2018	$2,571
Payments of contingent consideration liabilities	(1,296)
Changes in fair value	—
Foreign currency remeasurement	(19)
Balance at June 30, 2019	$1,256
The Company did not hold any Level 3 marketable investments as of June 30, 2020 or December 31, 2019. During the six months ended June 30, 2020 and 2019, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2020 or December 31, 2019.
4. Balance Sheet Components
Allowance for Credit Losses - Accounts Receivable
The Company’s allowance for credit losses related to accounts receivable balances was comprised of the following (in thousands):

	Balance At Beginning Of Period	Write-offs	Provision for credit loss	Balance At End Of Period
January 1, 2020 (1)	$2,946	$(2,361)	$1,307	$1,892
January 1, 2020 - March 31, 2020 (2)	$1,892	$—	$163	$2,055
April 1, 2020 - June 30, 2020 (2)	$2,055	$—	$21	$2,076

(1) On January 1, 2020, the Company recorded a $1.3 million adjustment to opening retained earnings upon the adoption of ASU 2016-13.
(2) The Company recorded a $0.2 million allowance for credit losses during the six months ended June 30, 2020. The allowance for credit losses recorded during the three months ended June 30, 2020 was not material.
Inventories
The following table shows the components of inventories as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$27,823	$21,646
Work in process	16,010	21,651
Finished goods	139,609	109,695
Inventories	$183,442	$152,992

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued Liabilities
The following table shows the components of accrued liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Payroll and employee-related cost	$32,035	$37,727
Accrued expenses	9,081	7,811
Sales return provision	1,821	1,821
Product warranty	2,416	2,318
Other acquisition-related costs(1)	3,000	4,291
Other accrued liabilities	9,365	13,662
Total accrued liabilities	$57,718	$67,630

(1) Amount consists of a contingent liability related to an anti-dilution provision from the asset acquisition of MVI Health Inc. (“MVI”) in 2018.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Balance at the beginning of the period	$2,318	$1,875
Accruals of warranties issued	485	1,065
Settlements of warranty claims	(387)	(622)
Balance at the end of the period	$2,416	$2,318
Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Deferred tax liabilities	$4,033	$4,005
Licensing-related cost(1)	—	10,878
Other non-current liabilities	3,267	367
Total other non-current liabilities	$7,300	$15,250

(1) Amount relates to the non-current liability recorded for probable future milestone payments associated with the indefinite-lived intangible assets related to licensed technology described in Note “6. Intangible Assets.” Refer therein for more information.
5. Business Combinations
Payments Related to 2017 Crossmed Acquisition
On July 3, 2017, the Company completed its acquisition of Crossmed, a joint stock company organized under the laws of Italy. The purchase price measurement period was closed as of June 30, 2018.
The Company was obligated to pay additional consideration to the sellers of Crossmed (the “Sellers”) in the form of milestone payments based on Crossmed’s net revenue and may be required to pay additional consideration based on incremental net revenue for each of the periods ended. There is no limit on the milestone payments that can be paid out. As of December 31, 2019, the Company’s condensed consolidated balance sheet included $1.2 million, in current liabilities primarily related to the final milestone payment due which was paid during the first quarter of 2020.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the six months ended June 30, 2020, the Company made $1.2 million in milestone payments of which $0.5 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows.
During the six months ended June 30, 2019, the Company made $1.3 million in milestone payments of which $0.6 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows.
6. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived and indefinite-lived intangible assets, as of June 30, 2020 and December 31, 2019 (in thousands, except weighted-average amortization period):

As of June 30, 2020	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,694	$(1,339)	$5,355
Trade secrets and processes	20.0 years	5,256	(657)	4,599
Other	5.0 years	1,726	(1,035)	691
Total intangible assets	16.5 years	$13,676	$(3,031)	$10,645

As of December 31, 2019	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,686	$(1,114)	$5,572
Trade secrets and processes	20.0 years	5,256	(526)	4,730
Other	5.0 years	1,724	(862)	862
Total intangible assets subject to amortization	16.4 years	$13,666	$(2,502)	$11,164
Intangible assets related to licensed technology		14,243	—	14,243
Total intangible assets		$27,909	$(2,502)	$25,407
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
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$66	$66	$131	$131
Sales, general and administrative	194	198	388	399
Total	$260	$264	$519	$530
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
License Agreement and a corresponding contingent liability for the probable future milestone payments not yet paid. Upon the commercialization of the underlying product utilizing the licensed technology, the capitalized amount will be amortized over its estimated useful life.
At the end of each reporting period the Company adjusts the contingent liabilities to reflect the amount of future milestone payments that are probable to be paid. Prior to the commercialization of products utilizing the underlying technology, any changes in the contingent liability are recorded as an adjustment between the liability balances and the gross carrying amount of the indefinite-lived intangible asset. As of June 30, 2020, there was no contingent liability balance related to probable future milestone payments under the License Agreement. As of December 31, 2019, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $11.7 million, of which $0.8 million and $10.9 million were included in accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet, respectively.
Indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. As a result of a triggering event in July that provided additional information about a condition that existed on the balance sheet date, the Company determined that an impairment existed as of June 30, 2020. As a result, the Company wrote-off the full carrying value of the indefinite-lived intangible asset and its related contingent liabilities, and recognized an impairment loss of $2.5 million in research and development expense in the consolidated statement of operations.
7. Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2020 (in thousands):

Total Company
Balance as of December 31, 2019	$7,656
Foreign currency translation	9
Balance as of June 30, 2020	$7,665
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that there was no impairment of goodwill as of June 30, 2020.
8. Indebtedness
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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of June 30, 2020, the Company was in compliance with these covenants.
As of June 30, 2020, there were no borrowings outstanding under the Credit Agreement.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Leases
Lease Overview
As of December 31, 2019 and June 30, 2020, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space primarily under noncancelable operating leases that expire at various dates through 2035, subject to the Company’s option to renew certain leases for an additional five to 15 years. The Company also leases other equipment and vehicles primarily under noncancelable operating leases that expire at various dates through 2024.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the three and six months ended June 30, 2020 (in thousands, except years and percentages):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease Cost
Operating lease cost	$1,905	$1,686	$3,792	$3,453
Finance lease cost:
Amortization of right-of-use assets	645	—	1,316	—
Interest on lease liabilities	360	—	755	—
Variable lease cost(1)	1,439	846	2,892	1,604
Total lease costs	$4,349	$2,532	$8,755	$5,057

Weighted Average Remaining Lease Term
Operating leases			9.5 years	10.3 years
Finance leases			14.5 years	—
Weighted Average Discount Rate
Operating leases			6.19%	6.20%
Finance leases			5.42%	—%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company elected not to separate non-lease components from lease components upon adoption of ASC 842.
During the third quarter of 2019, the Company signed a 15 year lease for additional space at the Company’s headquarters located at 1310 Harbor Bay Business Park, Alameda, California (the “1310 Harbor Bay Lease”) which has not yet commenced as of June 30, 2020. The 1310 Harbor Bay Lease is expected to commence upon substantial completion of lessor owned improvements in connection with the development of the building which the Company anticipates will occur in the next two years.
In the fourth quarter of 2019, the 15 year term Roseville lease commenced once the building was made ready and available for its intended use. The Company determined that the Roseville lease is a non-cancelable finance lease which will expire in 2035.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of June 30, 2020 (in thousands):

	Operating Lease Payments	Finance Lease Payments
Remainder of 2020	$7,398	$2,433
2021	7,050	2,465
2022	6,713	2,514
2023	6,578	2,563
2024	6,250	2,614
Thereafter	33,424	27,292
Total undiscounted lease payments(1)	67,413	39,881
Less imputed interest	(17,042)	(12,663)
Present value of lease liabilities	$50,371	$27,218

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
Supplemental cash flow information related to leases during the six months ended June 30, 2020 and June 30, 2019 are as follows (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,740	$3,354
Financing cash flows from finance leases	$2,976	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$830	$1,111
Finance leases	$—	$—

10. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of June 30, 2019, the license agreement required minimum royalty payments of $0.1 million quarterly. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the license agreement shall continue until the expiration of the last to expire patent that covers that licensed product or for the period of fifteen years following the first commercial sale of such licensed product, whichever is longer. The first commercial sale of covered products occurred in June 2007. In July 2019, the Company amended the license agreement to extend the term for an additional ten years. As of June 30, 2020, the amended license agreement required minimum royalty payments of $0.3 million quarterly through 2027.
In April 2012, the Company entered into an agreement that requires the Company to pay, on a quarterly basis, a 5% royalty on sales of products covered under applicable patents. The first commercial sale of covered products occurred in April 2014. Unless terminated earlier, the royalty term for each applicable product shall continue for fifteen years following the first

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
commercial sale of such patented product, or when the applicable patent covering such product has expired, whichever is sooner.
Royalty expense included in cost of revenue for the three months ended June 30, 2020 and 2019, was $0.4 million and $1.1 million, respectively, and for the six months ended June 30, 2020 and 2019, was $1.1 million and $2.2 million respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Refer to Note “3. Investments and Fair Value of Financial Instruments,” Note “5. Business Combinations,” Note “6. Intangible Assets” and Note “8. Indebtedness” for more information on contingent liabilities recorded on the condensed consolidated balance sheet.
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
11. Stockholders’ Equity
Common Stock
In June 2020, the Company issued and sold an aggregate of 865,963 shares of common stock at a public offering price of $166.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. The Company received approximately $134.8 million in net cash proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering expenses of $0.4 million.
Equity Incentive Plans
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the "Plans") is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2019	1,379,075	$21.02
Exercised	(80,982)	13.12
Canceled/Forfeited	—	—
Balance at June 30, 2020	1,298,093	21.51

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock awards and restricted stock units under the Plans during the six months ended June 30, 2020 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2019	371,206	$130.47
Granted	92,936	164.28
Released/Vested - Restricted Stock/RSUs	(68,656)	108.51
Canceled/Forfeited	(5,293)	143.17
Unvested at June 30, 2020	390,193	142.21
As of June 30, 2020, 367,178 restricted stock awards and restricted stock units are expected to vest.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$407	$329	$1,055	$620
Research and development	891	677	1,765	1,201
Sales, general and administrative	4,261	4,129	8,428	8,409
Total	$5,559	$5,135	$11,248	$10,230
As of June 30, 2020, total unrecognized compensation cost was $46.1 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.9 years.
The total stock-based compensation cost capitalized in inventory was $1.0 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively.
12. Accumulated Other Comprehensive Loss
Other comprehensive loss consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net (loss) income, these comprehensive income (loss) items accumulate and are included within accumulated other comprehensive loss. Unrealized gains and losses on the Company’s marketable investments are reclassified from accumulated other comprehensive loss into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive loss.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect the Company’s condensed consolidated statements of operations and consolidated statements of comprehensive (loss) income (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(379)	$(4,196)	$(4,575)	$(38)	$(2,540)	$(2,578)
Other comprehensive income (loss) before reclassifications:
Unrealized gain — marketable investments	1,360	—	1,360	214	—	214
Foreign currency translation gains	—	1,347	1,347	—	850	850
Income tax effect — expense (benefit)	(229)	—	(229)	—	—	—
Net of tax	1,131	1,347	2,478	214	850	1,064
Amounts reclassified from accumulated other comprehensive income (loss) to consolidated net income:
Realized gain (loss) — marketable investments	—	—	—	—	—	—
Income tax effect — expense (benefit)	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	1,131	1,347	2,478	214	850	1,064
Balance, end of the period	$752	$(2,849)	$(2,097)	$176	$(1,690)	$(1,514)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$238	$(2,562)	$(2,324)	$(500)	$(1,442)	$(1,942)
Other comprehensive income (loss) before reclassifications:
Unrealized gain — marketable investments	671	—	671	676	—	676
Foreign currency translation losses	—	(287)	(287)	—	(248)	(248)
Income tax effect — benefit (expense)	(157)	—	(157)	—	—	—
Net of tax	514	(287)	227	676	(248)	428
Amounts reclassified from accumulated other comprehensive income to earnings:
Realized gain (loss)— marketable investments	—	—	—	—	—	—
Income tax effect — expense	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	514	(287)	227	676	(248)	428
Balance at end of the period	$752	$(2,849)	$(2,097)	$176	$(1,690)	$(1,514)

13. Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgment and estimates are required in determining the consolidated income tax expense.
During interim periods, the Company generally utilizes the estimated annual effective tax rate (“AETR”) method which involves the use of forecasted information. Under the AETR method, the provision is calculated by applying the estimated AETR for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
discrete items) for the reporting period. Jurisdictions with tax assets for which the Company believes a tax benefit cannot be realized are excluded from the computation of its AETR. However, for the three and six months ended June 30, 2020, the estimated AETR method yielded unconventional results and would not provide a reliable estimate of income taxes. Therefore, the Company determined that using the discrete effective tax rate method, which involves the use of year-to-date information, would provide a more reliable estimate of income taxes for the current period.
The Company’s benefit from income taxes for the three months ended June 30, 2020 was $4.1 million, compared to $2.7 million of tax benefit for the three months ended June 30, 2019. The Company’s effective tax rate changed to 24.2% for the three months ended June 30, 2020, compared to (20.2)% for the three months ended June 30, 2019. The Company’s benefit from income taxes for the six months ended June 30, 2020 was $5.8 million, compared to $1.3 million of tax benefit for the six months ended June 30, 2019. The Company’s effective tax rate changed to 32.4% for the six months ended June 30, 2020, compared to (5.0)% for the six months ended June 30, 2019. The Company’s benefit from income taxes for the three and six months ended June 30, 2020 was primarily due to tax benefits attributable to its worldwide losses as a result of the COVID-19 pandemic impact and excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction. The Company’s benefit from income taxes for the three and six months ended June 30, 2019 was primarily due to excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction, offset by income taxes attributable to its worldwide profits. Using the discrete method instead of the AETR method to compute income taxes for the three and six months ended June 30, 2020 achieved a more reasonable comparison of the effective tax rates when compared to the three and six months ended June 30, 2019. The Company’s change in effective tax rate was primarily attributable to larger tax benefits over worldwide losses for the three and six months ended June 30, 2020, when compared to smaller tax benefits over worldwide profits for the three and six months ended June 30, 2019.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides certain tax relief. The CARES Act did not have a material impact to the income tax provision of the Company for the three and six months ended June 30, 2020.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of June 30, 2020 and 2019, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit and California DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. As of June 30, 2020 and 2019, the Company also maintains a valuation allowance against DTAs acquired from MVI which are subject to Separate Return Limitation Year (“SRLY”) rules that limit the utilization of the pre-acquisition tax attributes to offset future taxable income solely generated by MVI.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such are not provided for in the Company’s condensed consolidated financial statements as of June 30, 2020. In the three months ended June 30, 2020, the Company repatriated $6.6 million from its Germany subsidiary, which did not result in any material U.S. and foreign tax consequences.
14. Net (Loss) Income Attributable to Penumbra, Inc. Per Share
The Company computed basic net (loss) income attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding during the period. The Company computed diluted net (loss) income attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive common stock equivalents outstanding during the period using the treasury stock method. For the purposes of this calculation, stock options, restricted stock, restricted stock units and stock sold through the Company’s employee stock purchase plan are considered common stock equivalents.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net (loss) income attributable to Penumbra, Inc. is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to Penumbra, Inc.	$(11,960)	$16,588	$(10,535)	$27,286
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	35,400,542	34,694,228	35,221,727	34,601,270
Potential dilutive stock-based options and awards	—	1,520,093	—	1,613,092
Diluted	35,400,542	36,214,321	35,221,727	36,214,362
Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.34)	$0.48	$(0.30)	$0.79
Diluted	$(0.34)	$0.46	$(0.30)	$0.75
For the three months ended June 30, 2020 and 2019 outstanding stock-based awards of 1.8 million and 45 thousand shares respectively, and for the six months ended June 30, 2020 and 2019 outstanding stock-based awards of 1.8 million and 48 thousand shares respectively, were excluded from the computation of diluted net (loss) income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.
15. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$78,043	$86,374	$173,817	$168,885
Other International	27,066	47,827	68,621	93,755
Total	$105,109	$134,201	$242,438	$262,640
The following table presents the Company’s revenues disaggregated by product category, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Neuro	$58,837	$81,547	$136,913	$163,018
Vascular	46,272	52,654	105,525	99,622
Total	$105,109	$134,201	$242,438	$262,640
Performance Obligations
Delivery of products - The Company’s contracts with customers typically contain a single performance obligation, delivery of Penumbra products. Satisfaction of that performance obligation occurs when control of the promised goods transfers to the

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
customer, which is generally upon shipment for non-consignment sale agreements and upon utilization for consignment sale agreements.
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of June 30, 2020.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three and six months ended June 30, 2020, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing  expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Our neuro products fall into five broad product families:
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

We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the six months ended June 30, 2020 and 2019, 28.3% and 35.7% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $242.4 million and $262.6 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $20.2 million. We generated an operating loss of $17.0 million and operating income of $24.0 million for the six months ended June 30, 2020 and 2019, respectively.
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
•In order to strengthen our liquidity position, we issued and sold an aggregate of 865,963 shares of our common stock at a public offering price of $166.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering in June 2020. We received approximately $134.8 million in net cash proceeds from the offering after deducting underwriting discounts and commissions of $8.6 million and other offering expenses of $0.4 million.
•We further strengthened our liquidity position by entering into a Credit Agreement (the “Credit Agreement”) on April 24, 2020, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million, and matures on April 23, 2021. This revolving line of credit provides access to capital beyond the $278.3 million in cash, cash equivalents and marketable investments on our balance sheet as of June 30, 2020, and we believe this will allow us to both navigate the current environment and emerge in a strong position after the pandemic. As of June 30, 2020, there were no borrowings outstanding under the Credit Agreement.
•We will continue to prioritize investments in our production capacity and flexibility, commercial channels, preparation for new product launches, and new product developments to help patients.
While we saw recent positive trends in our business beginning in May and continuing through June 2020, after experiencing negative impacts on business trends in April due to the COVID-19 outbreak, the general impact of COVID-19 on our business has been negative and we are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the outbreak, additional actions that may be taken by governmental authorities in response to the outbreak, the impact of the outbreak on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.

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
Components of Results of Operations
Revenue. We sell our products directly to hospitals and other healthcare providers and through distributors for use in procedures performed by specialist physicians to treat patients in two key markets: neuro and vascular disease. We sell our products through purchase orders, and we do not have long term purchase commitments from our customers. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. With respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. Revenue also includes shipping and handling costs that we charge to customers.

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
(Benefit from) Provision For Income Taxes
We are taxed at the rates applicable within each jurisdiction in which we operate. The composite income tax rate, tax provisions, deferred tax assets (“DTAs”) and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and deferred tax liabilities and the potential valuation allowance recorded against our net DTAs. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the DTAs will not be achieved.

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$105,109	100.0%	$134,201	100.0%	$242,438	100.0%	$262,640	100.0%
Cost of revenue	40,179	38.2	40,273	30.0	89,499	36.9	84,802	32.3
Gross profit	64,930	61.8	93,928	70.0	152,939	63.1	177,838	67.7
Operating expenses:
Research and development	22,725	21.6	13,462	10.0	35,671	14.7	25,129	9.6
Sales, general and administrative	59,854	56.9	67,665	50.4	134,307	55.4	128,756	49.0
Total operating expenses	82,579	78.6	81,127	60.5	169,978	70.1	153,885	58.6
(Loss) income from operations	(17,649)	(16.8)	12,801	9.5	(17,039)	(7.0)	23,953	9.1
Interest income, net	108	0.1	784	0.6	407	0.2	1,517	0.6
Other income (expense), net	511	0.5	(71)	(0.1)	(1,144)	(0.5)	(47)	—
(Loss) income before income taxes	(17,030)	(16.2)	13,514	10.1	(17,776)	(7.3)	25,423	9.7
Benefit from income taxes	(4,129)	(3.9)	(2,735)	(2.0)	(5,763)	(2.4)	(1,280)	(0.5)
Consolidated net (loss) income	$(12,901)	(12.3)%	$16,249	12.1%	$(12,013)	(5.0)%	$26,703	10.2%
Net loss attributable to non-controlling interest	(941)	(0.9)	(339)	(0.3)	(1,478)	(0.6)	(583)	(0.2)
Net (loss) income attributable to Penumbra, Inc.	$(11,960)	(11.4)%	$16,588	12.4%	$(10,535)	(4.3)%	$27,286	10.4%

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Neuro	$58,837	$81,547	$(22,710)	(27.8)%
Vascular	46,272	52,654	(6,382)	(12.1)%
Total	$105,109	$134,201	$(29,092)	(21.7)%
Revenue decreased $29.1 million, or 21.7%, to $105.1 million in the three months ended June 30, 2020, from $134.2 million in the three months ended June 30, 2019. The overall decrease in our revenue is primarily due to a decline in our products sales within our neuro and vascular business as a result of the negative impact of the COVID-19 pandemic.
Revenue from our neuro products decreased $22.7 million, or 27.8%, to $58.8 million in the three months ended June 30, 2020, from $81.5 million in the three months ended June 30, 2019. This was primarily attributable to decreased sales of our neuro thrombectomy products and neuro embolization products, which globally declined by 32.7% and 21.3% in the three months ended June 30, 2020, respectively. These decreases were primarily due to lower sales volume as a result of hospitals performing fewer procedures as well as a decline in international distribution sales, both primarily resulting from the response to the COVID-19 pandemic. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our vascular products decreased $6.4 million, or 12.1%, to $46.3 million in the three months ended June 30, 2020, from $52.7 million in the three months ended June 30, 2019. This decrease was driven by a decline in sales of our vascular embolization products and vascular thrombectomy products, which globally declined by 18.9% and 5.0% in the three months ended June 30, 2020, respectively. Similar to our neuro business, these decreases were primarily due to lower sales volume as a result of hospitals performing fewer procedures as well as a decline in international distribution sales, both primarily resulting from the response to the COVID-19 pandemic. Prices for our vascular products remained substantially unchanged during the period.
Although we saw recent positive trends in our business in the US and other parts of the world beginning in May and continuing through June 2020 after experiencing negative impacts on business trends in April due to the COVID-19 outbreak, the general impact of COVID-19 on our business has been negative and we may continue to observe a negative impact on revenue in the third quarter due to COVID-19, particularly for our international sales, as our distributors try to navigate the pandemic and its impact on their own businesses. As a consequence, we cannot reliably estimate the extent to which the COVID-19 pandemic may negatively impact our revenue in the third quarter and beyond.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Change
	2020		2019		$	%
	(in thousands, except for percentages)
United States	$78,043	74.2%	$86,374	64.4%	$(8,331)	(9.6)%
International	27,066	25.8%	47,827	35.6%	(20,761)	(43.4)%
Total	$105,109	100.0%	$134,201	100.0%	$(29,092)	(21.7)%
Revenue from product sales in international markets decreased $20.8 million, or 43.4%, to $27.1 million in the three months ended June 30, 2020, from $47.8 million in the three months ended June 30, 2019. Revenue from international sales represented 25.8% and 35.6% of our total revenue for the three months ended June 30, 2020 and 2019, respectively.
Gross Margin

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of revenue	$40,179	$40,273	$(94)	(0.2)%
Gross profit	$64,930	$93,928	$(28,998)	(30.9)%
Gross margin %	61.8%	70.0%
Gross margin decreased 8.2 percentage points to 61.8% in the three months ended June 30, 2020, from 70.0% in the three months ended June 30, 2019. The decrease in gross margin was primarily driven by a decline in revenue in the second quarter of 2020, primarily due to the impacts of COVID-19 discussed above, and by additional period expense incurred as we made the decision to continue to pay all of our direct manufacturing workforce full-time wages while reducing the labor capacity per shift to implement social distancing and other protective measures for the health and safety of our employees. Accordingly, certain labor costs were expensed as incurred in the three months ended June 30, 2020.
We may observe a decrease in overall demand for our products in the third quarter of 2020 due to the impact of the COVID-19 pandemic. As a result, our gross margin will be lower as a function of volume absorption and continued investments in ramping up our infrastructure. However, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our gross margin in the third quarter and beyond due to numerous uncertainties with respect to the COVID-19 pandemic and response thereto.
Research and Development (“R&D”)

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
R&D	$22,725	$13,462	$9,263	68.8%
R&D as a percentage of revenue	21.6%	10.0%
R&D expenses increased by $9.3 million, or 68.8%, to $22.7 million in the three months ended June 30, 2020, from $13.5 million in the three months ended June 30, 2019. The increase was primarily due to a $5.6 million increase in product development and testing costs.

We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development.
Sales, General and Administrative (“SG&A”)

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
SG&A	$59,854	$67,665	$(7,811)	(11.5)%
SG&A as a percentage of revenue	56.9%	50.4%
SG&A expenses decreased by $7.8 million, or 11.5%, to $59.9 million in the three months ended June 30, 2020, from $67.7 million in the three months ended June 30, 2019. The decrease was primarily due to a $5.1 million decrease in cost related to marketing events, a $4.6 million decrease in travel-related expenses, partially offset by a $1.1 million increase in infrastructure cost, and a $0.9 million increase in personnel-related expense.
Our operating expenses in the second quarter of 2020 reflected reductions in expenditures from activities restricted by COVID-19, such as travel and entertainment expenses. We expect additional reductions in expenses related to the current environment and we have implemented other cost control measures. While certain spending may continue to decrease in the third quarter of 2020 as a result of the pandemic and such measures, we expect an increase in sales-related activities and we will continue to prioritize our investments in production capacity and flexibility, commercial channels, and preparation for new product launches to support our customers.
Benefit from Income Taxes

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Benefit from income taxes	$(4,129)	$(2,735)	$(1,394)	51.0%
Effective tax rate	24.2%	(20.2)%
During interim periods, we generally utilize the estimated annual effective tax rate (“AETR”) method which involves the use of forecasted information. However, for the three months ended June 30, 2020, the estimated AETR method yielded unconventional results and would not provide a reliable estimate of income taxes. Therefore, we determined that using the discrete effective tax rate method, which involves the use of year-to-date information, would provide a more reliable estimate of income taxes for the current period.
Our benefit from income taxes was $4.1 million for the three months ended June 30, 2020, which was primarily due to tax benefits attributable to our worldwide losses as a result of the COVID-19 pandemic impact and excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was 24.2% for the three months ended June 30, 2020. Our benefit from income taxes was $2.7 million for the three months ended June 30, 2019, which was primarily due to excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction, offset by income taxes attributable to our worldwide profits. The effective tax rate was (20.2)% for the three months ended June 30, 2019. Using the discrete method instead of the AETR method to compute income taxes for the three months ended June 30, 2020 achieved a more reasonable comparison of the effective tax rates when compared to the three months ended June 30, 2019. Our change in effective tax rate was primarily attributable to larger tax benefits over worldwide losses for the three months ended June 30, 2020, when compared to smaller tax benefits over worldwide profits for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenue

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Neuro	$136,913	$163,018	$(26,105)	(16.0)%
Vascular	105,525	99,622	5,903	5.9%
Total	$242,438	$262,640	$(20,202)	(7.7)%
Revenue decreased $20.2 million, or 7.7%, to $242.4 million in the six months ended June 30, 2020, from $262.6 million in the six months ended June 30, 2019. The decline in sales of products within our neuro business drove the overall change in revenue, which was partially offset by sales of new and existing products within our vascular business.
Revenue from our neuro products decreased $26.1 million, or 16.0%, to $136.9 million in the six months ended June 30, 2020, from $163.0 million in the six months ended June 30, 2019. This was primarily attributable to decreased sales of our neuro thrombectomy products and neuro embolization products, which globally declined by 20.7% and 13.2% in the six months ended June 30, 2020, respectively. This decrease was primarily attributable to decreased sales in Japan as a result of reimbursement changes and on-going discussions with our distributor partner, as well as to lower sales volume as a result of hospitals performing fewer procedures as well as a decline in international distribution sales, both primarily as well as a decline in international distribution sales, both primarily resulting from the response to the COVID-19 pandemic. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our vascular products increased $5.9 million, or 5.9%, to $105.5 million in the six months ended June 30, 2020, from $99.6 million in the six months ended June 30, 2019. This increase was driven by sales of our vascular thrombectomy products, which globally increased by 11.4% in the six months ended June 30, 2020. This increase was primarily due to higher sales volume as a result of hospitals performing more procedures using our products prior to the COVID-19 pandemic, partially offset by hospitals performing fewer procedures as well as a decline in international distribution sales, both primarily resulting from the response to the COVID-19 pandemic. Prices for our vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,				Change
	2020		2019		$	%
	(in thousands, except for percentages)
United States	$173,817	71.7%	$168,885	64.3%	$4,932	2.9%
Other International	68,621	28.3%	93,755	35.7%	(25,134)	(26.8)%
Total	$242,438	100.0%	$262,640	100.0%	$(20,202)	(7.7)%
Revenue from sales in international markets decreased $25.1 million, or 26.8%, to $68.6 million in the six months ended June 30, 2020, from $93.8 million in the six months ended June 30, 2019. Revenue from international sales represented 28.3% and 35.7% of our total revenue for the six months ended June 30, 2020 and 2019, respectively.
Gross Margin

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of revenue	$89,499	$84,802	$4,697	5.5%
Gross profit	$152,939	$177,838	$(24,899)	(14.0)%
Gross margin %	63.1%	67.7%
Gross margin decreased 4.6 percentage points to 63.1% in the six months ended June 30, 2020, from 67.7% in the six months ended June 30, 2019. The decrease in gross margin was primarily driven by a decline in revenue in the six months ended June 30, 2020, primarily due to the impacts of COVID-19 discussed above, and by additional period expense incurred as we made the decision to continue to pay all of our direct manufacturing workforce full-time wages while reducing the labor capacity per shift to implement social distancing and other protective measures for the health and safety of our employees. Accordingly, certain labor costs were expensed as incurred in the six months ended June 30, 2020.
We may observe a decrease in overall demand for our products in the third quarter of 2020 due to the impact of the COVID-19 pandemic. As a result, our gross margin will be lower as a function of volume absorption and continued investments in ramping up our infrastructure. However, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our gross margin in the third quarter and beyond due to numerous uncertainties with respect to the COVID-19 pandemic and response thereto.
Research and Development (“R&D”)

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
R&D	$35,671	$25,129	$10,542	42.0%
R&D as a percentage of revenue	14.7%	9.6%
R&D expenses increased by $10.5 million, or 42.0%, to $35.7 million in the six months ended June 30, 2020, from $25.1 million in the six months ended June 30, 2019. The increase was primarily due to a $4.9 million increase in product development and testing costs, and a $2.7 million increase in personnel-related expenses primarily due to an increase in headcount to support our growth.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development.
Sales, General and Administrative (SG&A)

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
SG&A	$134,307	$128,756	$5,551	4.3%
SG&A as a percentage of revenue	55.4%	49.0%
SG&A expenses increased by $5.6 million, or 4.3%, to $134.3 million in the six months ended June 30, 2020, from $128.8 million in the six months ended June 30, 2019. The increase was primarily due to a $9.3 million increase in personnel-related expense, a $2.9 million increase in infrastructure costs, partially offset by a $4.4 million decrease in cost related to marketing events, and a $4.4 million decrease in travel-related expenses.
Our operating expenses in the six months ended June 30, 2020 reflected reductions in expenditures from activities restricted by COVID-19, such as travel and entertainment expenses. We expect additional reductions in expenses related to the current environment and we have implemented other cost control measures. While certain spending may continue to decrease in the third quarter of 2020 as a result of the pandemic and such measures, we expect an increase in sales-related activities and we will continue to prioritize our investments in production capacity and flexibility, commercial channels, and preparation for new product launches to support our customers.
Benefit from Income Taxes

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Benefit from income taxes	$(5,763)	$(1,280)	$(4,483)	350.2%
Effective tax rate	32.4%	(5.0)%
During interim periods, we generally utilize the estimated annual effective tax rate (“AETR”) method which involves the use of forecasted information. However, for the six months ended June 30, 2020, the estimated AETR method yielded unconventional results and would not provide a reliable estimate of income taxes. Therefore, we determined that using the discrete effective tax rate method, which involves the use of year-to-date information, would provide a more reliable estimate of income taxes for the current period.

Our benefit from income taxes was $5.8 million for the six months ended June 30, 2020, which was primarily due to tax benefits attributable to our worldwide losses as a result of the COVID-19 pandemic impact and excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was 32.4% for the six months ended June 30, 2020. Our benefit from income taxes was $1.3 million for the six months ended June 30, 2019, which was primarily due to excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction, offset by income taxes attributable to our worldwide profits. The effective tax rate was (5.0)% for the six months ended June 30, 2019. Using the discrete method instead of the AETR method to compute income taxes for the six months ended June 30, 2020 achieved a more reasonable comparison of the effective tax rates when compared to the six months ended June 30, 2019. Our change in effective tax rate was primarily attributable to larger tax benefits over worldwide losses for the six months ended June 30, 2020, when compared to smaller tax benefits over worldwide profits for the six months ended June 30, 2019.
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
Liquidity and Capital Resources
As of June 30, 2020, we had $498.3 million in working capital, which included $134.4 million in cash and cash equivalents and $143.9 million in marketable investments. As of June 30, 2020, we held approximately 11.0% of our cash and cash equivalents in foreign entities.
In June 2020, we issued and sold an aggregate of 865,963 shares of our common stock at a public offering price of $166.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. We received approximately $134.8 million in net cash proceeds from the offering after deducting underwriting discounts and commissions of $8.6 million and other offering expenses of $0.4 million. We intend to use the net proceeds from the offering for general corporate purposes, including working capital, continued development of our products, including research and development and clinical trials, potential acquisitions and other business opportunities. Pending the use of the net proceeds from the offering, we are investing the net proceeds in investment grade, interest bearing securities.
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. In order to further strengthen our liquidity position and financial flexibility during the COVID-19 pandemic, on April 24, 2020 we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and matures on April 23, 2021. See Note “8. Indebtedness” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
We believe our sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. We expect to continue to make investments as we launch new products, expand our manufacturing operations and IT infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders, could result in changes to our capital structure, and could require us to agree to covenants that limit our operating flexibility.
As a result of the COVID-19 pandemic, we may experience reduced cash flow from operations in the third quarter of 2020 as a result of decreased revenues and potentially slower accounts receivable collections. Moreover, we are focused on ensuring that we have adequate supplies on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain and, accordingly, we expect to continue to increase inventory during the third quarter of 2020 and beyond. However, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our cash flow from operations in the third quarter and beyond.

The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$134,381	$72,779
Marketable investments	143,914	116,610
Accounts receivable, net	97,613	105,901
Accounts payable	14,432	15,111
Accrued liabilities	57,718	67,630
Working capital(1)	498,283	372,086
__________________
(1)Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$72,779	$67,850
Net cash used in operating activities	(27,609)	(165)
Net cash (used in) provided by investing activities	(44,507)	16,742
Net cash provided by (used in) financing activities	134,111	(7,018)
Cash and cash equivalents and restricted cash at end of period	134,381	77,261
Net Cash Used In Operating Activities
Net cash used in operating activities consists primarily of consolidated net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash used in operating activities was $27.6 million during the six months ended June 30, 2020 and consisted of consolidated net loss of $12.0 million and net changes in operating assets and liabilities of $34.5 million, offset by non-cash items of $18.9 million. The change in operating assets and liabilities includes an increase in inventories of $31.9 million, and an increase in prepaid expenses and other current and non-current assets of $4.3 million. This was partially offset by an decrease in accounts receivable of $6.8 million and other non-current liabilities of $5.1 million.
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
Net Cash (Used In) Provided By Investing Activities
Net cash (used in) provided by investing activities relates primarily to purchases of marketable investments, net of proceeds from maturities and sales and by capital expenditures.
Net cash used in investing activities was $44.5 million during the six months ended June 30, 2020 and consisted of purchases of marketable investments, net of proceeds from maturities and sales, of $25.6 million, and capital expenditures of $16.9 million.
Net cash provided by investing activities was $16.7 million during the six months ended June 30, 2019 and consisted of proceeds from maturities and sales of marketable investments, net of purchases, of $24.0 million, partially offset by capital expenditures of $6.2 million.

Net Cash Provided By (Used In) Financing Activities
Net cash provided by (used in) financing activities primarily relates to payments of employee taxes related to vested restricted stock units, payments towards the reduction of our finance lease obligations and certain acquisition-related payments, and proceeds from exercises of stock options and issuance of common stock.
Net cash provided by financing activities was $134.1 million during the six months ended June 30, 2020 and primarily consisted of proceeds from the issuance of common stock net of issuance cost of $134.8 million, proceeds from the issuance of common stock under our employee stock purchase plan of $5.9 million, and proceeds from exercises of stock options of $1.2 million. This was partially offset by $3.9 million of payments of employee taxes related to vested restricted stock and restricted stock units, $3.0 million in payments towards finance leases, and $0.7 million related to contingent consideration payments made in the first quarter of 2020 in connection with our acquisition of Crossmed S.p.a. in 2017.
Net cash used in financing activities was $7.0 million during the six months ended June 30, 2019 and primarily consisted of $13.4 million of payments of employee taxes related to vested restricted stock and restricted stock units and $1.2 million primarily related to contingent consideration payments made in the first quarter of 2019 in connection with our acquisition of Crossmed S.p.a. in 2017. This was partially offset by proceeds from the issuance of common stock under our employee stock purchase plan of $4.8 million and proceeds from stock option exercises of $2.3 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as of June 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Interest Rate Risk. We had cash and cash equivalents of $134.4 million as of June 30, 2020, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $143.9 million, which consisted primarily of commercial paper, corporate bonds, non-U.S. government debt securities, U.S. agency and government sponsored securities, U.S. states and municipalities and U.S. Treasury. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under our Credit Agreement bear interest at: 1) the adjusted LIBO rate or adjusted EURIBO rate, as applicable, plus an applicable rate, for euro currency revolving borrowing; or 2) an alternate base rate plus an applicable rate, for revolving borrowing in U.S. Dollars. As of June 30, 2020, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
We do not believe that inflation and changes in prices had a significant impact on our results of operations as of and for the period ended June 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2020 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at June 30, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2019, a strain of coronavirus, known as COVID-19, surfaced in Wuhan, China and resulted in an outbreak throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Governments, public institutions, and other organizations in countries and localities throughout the world have taken and are continuing to take certain emergency measures to combat the spread of COVID-19, including implementation of restrictions on travel and orders that restrict the operations of institutions such as schools and businesses. While the full impact of the COVID-19 outbreak and government response is not yet known, we have experienced initial impacts of this pandemic and it could materially harm our business, results of operations and financial condition in the future.
For example, on March 18, 2020, the United States Centers for Medicare & Medicaid Services released guidance for U.S. healthcare providers recommending the delay of elective surgeries and non-essential medical, surgical, and dental procedures in order to preserve personal protective equipment, beds, and ventilators for use in combating COVID-19. This guidance and similar guidance from other public health authorities resulted in the deferral of procedures in which our products are used, which thereby reduced demand for our products. Any similar guidance in the future could also reduce demand for our products. Furthermore, once the COVID-19 pandemic subsides there may be constraints in the capacities and financial resources of hospitals and other healthcare providers to perform procedures that had been deferred due to COVID-19, which could have an adverse effect on demand for our products following the end of the pandemic. Many hospitals have also implemented restrictions on vendor access, potentially limiting our ability to provide product and case support.
In addition, due to domestic and international governmental orders restricting certain activities in response to COVID-19, including in Alameda, California, where our corporate headquarters and many of our operations, including our principal manufacturing facility, are located, we have experienced, and may in the future experience, certain disruptions in our business, including changes to our on-site operations to reduce manufacturing capacity and implement social distancing, reductions in our suppliers’ ability to source, maintain inventory and ship raw materials in alignment with our demands, work stoppages, slowdowns and delays, including having most of our employees working outside of our offices, travel restrictions, reduced access to our customers for product training and case support, and cancellation of events, delays in product development efforts and related clinical trials and regulatory clearances and approvals, and other negative impacts on our capacity to manufacture, our suppliers’ capacity to source and ship raw materials and our distributors’ ability to sell and support the use of our products.
The COVID-19 pandemic has also caused significant uncertainty and volatility in global financial markets and the trading prices for the common stock of medical device companies, including Penumbra. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the COVID-19 pandemic, including a prolonged recession, depression or other sustained economic downturn, could materially and adversely affect our business, access to capital markets and the value of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1*	Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender	8-K	001-37557	10.1	April 24, 2020
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: August 3, 2020
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)