Form 10-Q
period 2020-09-30
Penumbra Inc
filed 2020-11-02
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 19, 2020, the registrant had 36,311,239 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$80,115	$72,779
Marketable investments	188,611	116,610
Accounts receivable, net of allowance for credit losses of $2,133 and net of doubtful accounts of $2,946 at September 30, 2020 and December 31, 2019, respectively	112,817	105,901
Inventories	191,547	152,992
Prepaid expenses and other current assets	17,109	14,852
Total current assets	590,199	463,134
Property and equipment, net	64,906	51,812
Operating lease right-of-use assets	41,778	43,717
Finance lease right-of-use assets	38,798	39,924
Intangible assets, net	10,640	25,407
Goodwill	8,004	7,656
Deferred taxes	47,910	31,305
Other non-current assets	8,068	2,946
Total assets	$810,303	$665,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,544	$15,111
Accrued liabilities	87,691	67,630
Current operating lease liabilities	4,484	4,142
Current finance lease liabilities	1,336	4,165
Total current liabilities	108,055	91,048
Non-current operating lease liabilities	44,998	47,242
Non-current finance lease liabilities	27,391	26,748
Other non-current liabilities	10,147	15,250
Total liabilities	190,591	180,288
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	36	35
Additional paid-in capital	585,295	430,659
Accumulated other comprehensive income (loss)	101	(2,324)
Retained earnings	36,974	57,522
Total Penumbra, Inc. stockholders’ equity	622,406	485,892
Non-controlling interest	(2,694)	(279)
Total stockholders’ equity	619,712	485,613
Total liabilities and stockholders’ equity	$810,303	$665,901
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$151,076	$139,502	$393,514	$402,142
Cost of revenue	60,153	43,504	149,652	128,306
Gross profit	90,923	95,998	243,862	273,836
Operating expenses:
Research and development	34,923	13,733	70,594	38,862
Sales, general and administrative	76,158	69,289	210,465	198,045
Total operating expenses	111,081	83,022	281,059	236,907
(Loss) income from operations	(20,158)	12,976	(37,197)	36,929
Interest income, net	413	759	820	2,276
Other income (expense), net	14	(772)	(1,130)	(819)
(Loss) income before income taxes	(19,731)	12,963	(37,507)	38,386
(Benefit from) provision for income taxes	(9,855)	1,963	(15,618)	683
Consolidated net (loss) income	$(9,876)	$11,000	$(21,889)	$37,703
Net loss attributable to non-controlling interest	(1,061)	(483)	(2,539)	(1,066)
Net (loss) income attributable to Penumbra, Inc.	$(8,815)	$11,483	$(19,350)	$38,769

Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.24)	$0.33	$(0.54)	$1.12
Diluted	$(0.24)	$0.32	$(0.54)	$1.07
Weighted average shares outstanding:
Basic	36,207,716	34,840,370	35,568,591	34,681,846
Diluted	36,207,716	36,271,394	35,568,591	36,243,222

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated net (loss) income	$(9,876)	$11,000	$(21,889)	$37,703
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	2,257	(2,606)	1,970	(2,854)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(59)	110	455	786
Total other comprehensive income (loss), net of tax	2,198	(2,496)	2,425	(2,068)
Consolidated comprehensive (loss) income	$(7,678)	$8,504	$(19,464)	$35,635
Net loss attributable to non-controlling interest	(1,061)	(483)	(2,539)	(1,066)
Comprehensive (loss) income attributable to Penumbra, Inc.	$(6,617)	$8,987	$(16,925)	$36,701

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	35,001,581	$35	$430,659	$(2,324)	$57,522	$485,892	$(279)	$485,613
Issuance of common stock	81,485	—	396	—	—	396	—	396
Shares held for tax withholdings	(12,058)	—	(2,105)	—	—	(2,105)	—	(2,105)
Stock-based compensation	—	—	6,774	—	—	6,774	—	6,774
Cumulative effect adjustment(1)	—	—	—	—	(1,198)	(1,198)	—	(1,198)
Other comprehensive loss	—	—	—	(2,251)	—	(2,251)	—	(2,251)
Net income (loss)	—	—	—	—	1,425	1,425	(537)	888
Balance at March 31, 2020	35,071,008	$35	$435,724	$(4,575)	$57,749	$488,933	$(816)	$488,117
Issuance of common stock	68,153	—	667	—	—	667	124	791
Issuance of common stock under employee stock purchase plan	41,590	—	5,945	—	—	5,945	—	5,945
Issuance of common stock upon underwritten public offering, net of issuance cost	865,963	1	134,758	—	—	134,759	—	134,759
Shares held for tax withholdings	(10,304)	—	(1,768)	—	—	(1,768)	—	(1,768)
Stock-based compensation	—	—	5,740	—	—	5,740	—	5,740
Other comprehensive income	—	—	—	2,478	—	2,478	—	2,478
Net loss	—	—	—	—	(11,960)	(11,960)	(941)	(12,901)
Balance at June 30, 2020	36,036,410	$36	$581,066	$(2,097)	$45,789	$624,794	$(1,633)	$623,161
Issuance of common stock	284,443	—	3,208	—	—	3,208	—	3,208
Shares held for tax withholdings	(21,735)	—	(4,764)	—	—	(4,764)	—	(4,764)
Stock-based compensation	—	—	5,785	—	—	5,785	—	5,785
Other comprehensive income	—	—	—	2,198	—	2,198	—	2,198
Net loss	—	—	—	—	(8,815)	(8,815)	(1,061)	(9,876)
Balance at September 30, 2020	36,299,118	$36	$585,295	$101	$36,974	$622,406	$(2,694)	$619,712

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
.See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(21,889)	$37,703
Adjustments to reconcile consolidated net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,433	5,790
Stock-based compensation	17,486	16,471
Inventory write-downs	2,280	2,775
Deferred taxes	(16,637)	101
Impairment of intangible asset	2,500	—
Other	3,200	735
Changes in operating assets and liabilities:
Accounts receivable	(7,443)	(21,520)
Inventories	(39,940)	(27,860)
Prepaid expenses and other current and non-current assets	(6,006)	(3,388)
Accounts payable	(229)	3,323
Accrued expenses and other non-current liabilities	26,086	7,755
Net cash (used in) provided by operating activities	(31,159)	21,885
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease payments made prior to commencement	—	(4,081)
Purchases of marketable investments	(120,014)	(29,550)
Proceeds from sales of marketable investments	7,188	2,700
Proceeds from maturities of marketable investments	42,966	78,079
Purchases of property and equipment	(21,003)	(14,125)
Other	(3,060)	(2,000)
Net cash (used in) provided by investing activities	(93,923)	31,023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	134,759	—
Proceeds from exercises of stock options	4,395	3,566
Proceeds from issuance of stock under employee stock purchase plan	5,945	4,779
Payment of employee taxes related to vested stock	(8,637)	(16,119)
Payments of finance lease obligations	(3,071)	—
Payment of acquisition-related obligations	(683)	(1,183)
Proceeds from capital contribution from non-controlling interest	—	500
Other	(248)	—
Net cash provided by (used in) financing activities	132,460	(8,457)
Effect of foreign exchange rate changes on cash and cash equivalents	(42)	(720)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,336	43,731
CASH AND CASH EQUIVALENTS—Beginning of period	72,779	67,850
CASH AND CASH EQUIVALENTS—End of period	$80,115	$111,581
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$1,086	$1,738
Right-of-use assets obtained in exchange for finance lease obligations	$1,624	$—
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,517	$2,925
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,649	$5,059
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive (loss) income, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2019 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, the changes in comprehensive (loss) income and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future annual or interim period. Certain changes in presentation were made in the condensed consolidated financial statements for the three and nine months ended September 30, 2019 to conform to the presentation for the three and nine months ended September 30, 2020.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the changes described below in connection with the adoption of the guidance under Accounting Standard Update (“ASU”) No. 2016-13.
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
At September 30, 2020, the Company reported $112.8 million of accounts receivable, net of credit losses of $2.1 million. See Note “4. Balance Sheet Components” for more information.
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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$16,233	$8	$—	$—	$16,241
U.S. agency and government sponsored securities	7,844	10	—	—	7,854
U.S. states and municipalities	27,745	96	(1)	—	27,840
Corporate bonds	135,884	812	(20)	—	136,676
Total	$187,706	$926	$(21)	$—	$188,611

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,456	$1	$—	$7,457
U.S. treasury	4,972	7	—	4,979
U.S. agency and government sponsored securities	2,499	19	—	2,518
U.S. states and municipalities	4,889	4	—	4,893
Corporate bonds	96,484	282	(3)	96,763
Total	$116,300	$313	$(3)	$116,610
As of September 30, 2020, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by a nominal amount. The Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, during the three and nine months ended September 30, 2020 no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss. Prior to the adoption of ASU 2016-13, the Company recognized losses, if any, in consolidated net income when the security was sold.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. states and municipalities	$3,426	$(1)	$—	$—	$3,426	$(1)
Corporate bonds	24,665	(20)	—	—	24,665	(20)
Total	$28,091	$(21)	$—	$—	$28,091	$(21)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$7,875	$(3)	$—	$—	$7,875	$(3)
Total	$7,875	$(3)	$—	$—	$7,875	$(3)
The following table presents the contractual maturities of the Company’s marketable investments as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
	Fair Value	Fair Value
Due in less than one year	$24,869	$51,990
Due in one to five years	163,742	64,620
Total	$188,611	$116,610
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$49,318	$—	$—	$49,318
Marketable investments:
Commercial paper	—	16,241	—	16,241
U.S. agency and government sponsored securities	—	7,854	—	7,854
U.S. states and municipalities	—	27,840	—	27,840
Corporate bonds	—	136,676	—	136,676
Total	$49,318	$188,611	$—	$237,929

	As of December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,474	$—	$9,474
Money market funds	24,054	—	—	24,054
Marketable investments:
Commercial paper	—	7,457	—	7,457
U.S. treasury	4,979	—	—	4,979
U.S. agency and government sponsored securities	—	2,518	—	2,518
U.S. states and municipalities	—	4,893	—	4,893
Corporate bonds	—	96,763	—	96,763
Total	$29,033	$121,105	$—	$150,138
Contingent Consideration Obligations
As of September 30, 2020 and December 31, 2019, there were no contingent consideration liabilities classified as Level 3. As of December 31, 2019, the Company’s contingent consideration liability balance of $1.2 million related to milestone payments due in connection with the 2017 acquisition of Crossmed S.p.a. (“Crossmed”) and was based on actual revenue performance for the year ended December 31, 2019 and not based on unobservable inputs. The Company made this payment during the nine months ended September 30, 2020. For more information related to the payment of the contingent consideration liabilities refer to Note “5. Business Combinations.”
The following tables summarize the changes in fair value of the contingent consideration obligation for the nine months ended September 30, 2020 and September 30, 2019 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2019	$1,206
Payments of contingent consideration liabilities	(1,186)
Changes in fair value	—
Foreign currency remeasurement	(20)
Balance at September 30, 2020	$—

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fair Value of Contingent Consideration
Balance at December 31, 2018	$2,571
Payments of contingent consideration liabilities	(1,296)
Changes in fair value	31
Foreign currency remeasurement	(68)
Balance at September 30, 2019	$1,238
The Company did not hold any Level 3 marketable investments as of September 30, 2020 or December 31, 2019. During the nine months ended September 30, 2020 and 2019, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2020 or December 31, 2019.
4. Balance Sheet Components
Allowance for Credit Losses - Accounts Receivable
The Company’s allowance for credit losses related to accounts receivable balances was comprised of the following (in thousands):

	Balance At Beginning Of Period	Write-offs	Provision for credit loss	Balance At End Of Period
January 1, 2020 (1)	$2,946	$(2,361)	$1,307	$1,892
January 1, 2020 - March 31, 2020 (2)	$1,892	$—	$163	$2,055
April 1, 2020 - June 30, 2020 (2)	$2,055	$—	$21	$2,076
July 1, 2020 - September 30, 2020(2)	$2,076	$—	$57	$2,133

(1) On January 1, 2020, the Company recorded a $1.3 million adjustment to opening retained earnings upon the adoption of ASU 2016-13.
(2) The Company recorded a $0.2 million allowance for credit losses during the nine months ended September 30, 2020. The allowance for credit losses recorded during the three months ended September 30, 2020 was not material.
Inventories
The following table shows the components of inventories as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$27,858	$21,646
Work in process	21,568	21,651
Finished goods	142,121	109,695
Inventories	$191,547	$152,992

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued Liabilities
The following table shows the components of accrued liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Payroll and employee-related cost	$60,100	$37,727
Accrued expenses	8,238	7,811
Sales return provision	1,463	1,821
Product warranty	2,881	2,318
Other acquisition-related costs(1)	3,000	4,291
Other accrued liabilities	12,009	13,662
Total accrued liabilities	$87,691	$67,630

(1) Amount consists of a contingent liability related to an anti-dilution provision from the asset acquisition of MVI Health Inc. (“MVI”) in 2018.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Balance at the beginning of the period	$2,318	$1,875
Accruals of warranties issued	1,193	1,065
Settlements of warranty claims	(630)	(622)
Balance at the end of the period	$2,881	$2,318
Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Deferred tax liabilities	$4,340	$4,005
Licensing-related cost(1)	—	10,878
Other non-current liabilities	5,807	367
Total other non-current liabilities	$10,147	$15,250

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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2020, the Company made $1.2 million in milestone payments of which $0.5 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows.
During the nine months ended September 30, 2019, the Company made $1.3 million in milestone payments of which $0.6 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows.
6. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived and indefinite-lived intangible assets, as of September 30, 2020 and December 31, 2019 (in thousands, except weighted-average amortization period):

As of September 30, 2020	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,989	$(1,515)	$5,474
Trade secrets and processes	20.0 years	5,256	(723)	4,533
Other	5.0 years	1,804	(1,171)	633
Total intangible assets	16.5 years	$14,049	$(3,409)	$10,640

As of December 31, 2019	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,686	$(1,114)	$5,572
Trade secrets and processes	20.0 years	5,256	(526)	4,730
Other	5.0 years	1,724	(862)	862
Total intangible assets subject to amortization	16.4 years	$13,666	$(2,502)	$11,164
Intangible assets related to licensed technology		14,243	—	14,243
Total intangible assets		$27,909	$(2,502)	$25,407
The customer relationships and other intangible assets subject to amortization relate to the acquisition of Crossmed during the third quarter of 2017. The gross carrying amount and accumulated amortization of these intangible assets are subject to foreign currency translation effects. Refer to Note “5. Business Combinations” for more information. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement entered into during the first quarter of 2018.
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$66	$66	$197	$197
Sales, general and administrative	206	196	594	594
Total	$272	$262	$791	$791
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
At the end of each reporting period the Company adjusted the contingent liability to reflect the amount of future milestone payments that were probable to be paid. Prior to the commercialization of products utilizing the underlying technology, any changes in the contingent liability were recorded as an adjustment between the liability balances and the gross carrying amount of the indefinite-lived intangible asset. As of September 30, 2020, there was no contingent liability balance related to probable future milestone payments under the License Agreement. As of December 31, 2019, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $11.7 million, of which $0.8 million and $10.9 million were included in accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet, respectively.
Indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. The Company determined that an impairment existed in the second quarter of 2020 as a result of a triggering event in July that provided additional information about a condition that existed as of the June 30, 2020 balance sheet date. As a result, the Company wrote-off the full carrying value of the indefinite-lived intangible asset and its related contingent liability, and recognized an impairment loss of $2.5 million in research and development expense in the consolidated statement of operations during the nine months ended September 30, 2020. There was no impairment loss recorded in the consolidated statement of operations during the three months ended September 30, 2020. There were no indefinite-lived intangible assets as of September 30, 2020.
7. Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2020 (in thousands):

Total Company
Balance as of December 31, 2019	$7,656
Foreign currency translation	348
Balance as of September 30, 2020	$8,004
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that there was no impairment of goodwill as of September 30, 2020.
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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of September 30, 2020, the Company was not in compliance with the minimum fixed charge coverage ratio requirement. The Company subsequently obtained a waiver of such non-compliance from the lenders under the Credit Agreement.
As of September 30, 2020, there were no borrowings outstanding under the Credit Agreement.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both September 30, 2020 and December 31, 2019, the amended license agreement required minimum annual royalty payments of $0.3 million payable in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of revenue for the three months ended September 30, 2020 and 2019, was $0.7 million and $0.8 million, respectively, and for the nine months ended September 30, 2020 and 2019, was $1.8 million and $3.0 million, respectively.
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
10. Stockholders’ Equity
Common Stock
In June 2020 the Company issued and sold an aggregate of 865,963 shares of common stock at a public offering price of $166.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. The

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company received approximately $134.8 million in net cash proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering expenses of $0.4 million.
Equity Incentive Plans
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the "Plans") is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2019	1,379,075	$21.02
Exercised	(300,711)	14.20
Canceled/Forfeited	—	—
Balance at September 30, 2020	1,078,364	22.91

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock awards and restricted stock units under the Plans during the nine months ended September 30, 2020 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2019	371,206	$130.47
Granted	122,386	176.48
Released/Vested - Restricted Stock/RSUs	(133,370)	108.95
Canceled/Forfeited	(9,843)	141.05
Unvested at September 30, 2020	350,379	154.43
As of September 30, 2020, 322,290 restricted stock awards and restricted stock units are expected to vest.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$589	$334	$1,644	$954
Research and development	865	805	2,630	2,006
Sales, general and administrative	4,784	5,102	13,212	13,511
Total	$6,238	$6,241	$17,486	$16,471
As of September 30, 2020, total unrecognized compensation cost was $46.2 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.9 years.
The total stock-based compensation cost capitalized in inventory was $1.1 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively.
11. Accumulated Other Comprehensive Income (Loss)
Other comprehensive loss consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net (loss) income, these comprehensive (loss) income items accumulate and are included within accumulated other comprehensive income (loss). Unrealized gains and losses on the Company’s marketable investments are reclassified from accumulated other comprehensive income (loss) into earnings when realized upon sale, and are determined

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive income (loss).
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect the Company’s condensed consolidated statements of operations and consolidated statements of comprehensive (loss) income (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$752	$(2,849)	$(2,097)	$176	$(1,690)	$(1,514)
Other comprehensive (loss) income before reclassifications:
Unrealized (loss) gain — marketable investments	(77)	—	(77)	110	—	110
Foreign currency translation gains (losses)	—	2,257	2,257	—	(2,606)	(2,606)
Income tax effect — expense	18	—	18	—	—	—
Net of tax	(59)	2,257	2,198	110	(2,606)	(2,496)
Amounts reclassified from accumulated other comprehensive income (loss) to consolidated net (loss) income:
Realized gain (loss) — marketable investments	—	—	—	—	—	—
Income tax effect — expense (benefit)	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive (loss) income	(59)	2,257	2,198	110	(2,606)	(2,496)
Balance, end of the period	$693	$(592)	$101	$286	$(4,296)	$(4,010)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$238	$(2,562)	$(2,324)	$(500)	$(1,442)	$(1,942)
Other comprehensive income (loss) before reclassifications:
Unrealized gain — marketable investments	594	—	594	786	—	786
Foreign currency translation gains (losses)	—	1,970	1,970	—	(2,854)	(2,854)
Income tax effect — expense	(139)	—	(139)	—	—	—
Net of tax	455	1,970	2,425	786	(2,854)	(2,068)
Amounts reclassified from accumulated other comprehensive income (loss) to consolidated net (loss) income:
Realized gain (loss)— marketable investments	—	—	—	—	—	—
Income tax effect — expense	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	455	1,970	2,425	786	(2,854)	(2,068)
Balance at end of the period	$693	$(592)	$101	$286	$(4,296)	$(4,010)

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
The Company’s benefit from income taxes for the three months ended September 30, 2020 was $9.9 million, compared to $2.0 million of tax expense for the three months ended September 30, 2019. The Company’s benefit from income taxes for the nine months ended September 30, 2020 was $15.6 million, compared to $0.7 million of tax expense for the nine months ended September 30, 2019. The Company’s benefit from income taxes for the three and nine months ended September 30, 2020 was primarily due to tax benefits attributable to its worldwide losses, combined with excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction. The Company’s provision for income taxes for the three and nine months ended September 30, 2019 was primarily due to income taxes attributable to its worldwide profits, offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction.
The Company’s effective tax rate changed to 49.9% for the three months ended September 30, 2020, compared to 15.1% for the three months ended September 30, 2019. The Company’s effective tax rate changed to 41.6% for the nine months ended September 30, 2020, compared to 1.8% for the nine months ended September 30, 2019. The Company’s change in effective tax rate was primarily attributable to large tax benefits over worldwide losses for the three and nine months ended September 30, 2020, when compared to small tax expenses over worldwide profits for the three and nine months ended September 30, 2019.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides certain tax relief. The CARES Act did not have a material impact to the income tax provision of the Company for the three and nine months ended September 30, 2020.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of September 30, 2020 and 2019, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit and California DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. As of September 30, 2020 and 2019, the Company also maintains a valuation allowance against DTAs acquired from MVI which are subject to Separate Return Limitation Year (“SRLY”) rules that limit the utilization of the pre-acquisition tax attributes to offset future taxable income solely generated by MVI.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such are not provided for in the Company’s condensed consolidated financial statements as of September 30, 2020.
13. Net (Loss) Income Attributable to Penumbra, Inc. Per Share
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net (loss) income attributable to Penumbra, Inc. per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to Penumbra, Inc.	$(8,815)	$11,483	$(19,350)	$38,769
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	36,207,716	34,840,370	35,568,591	34,681,846
Potential dilutive stock-based options and awards	—	1,431,024	—	1,561,376
Diluted	36,207,716	36,271,394	35,568,591	36,243,222
Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.24)	$0.33	$(0.54)	$1.12
Diluted	$(0.24)	$0.32	$(0.54)	$1.07
For the three months ended September 30, 2020 and 2019 outstanding stock-based awards of 1.8 million and 65 thousand shares respectively, and for the nine months ended September 30, 2020 and 2019 outstanding stock-based awards of 1.9 million and 76 thousand shares respectively, were excluded from the computation of diluted net (loss) income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.
14. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$109,656	$90,272	$283,473	$259,157
International	41,420	49,230	110,041	142,985
Total	$151,076	$139,502	$393,514	$402,142
The following table presents the Company’s revenues disaggregated by product category, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Neuro	$75,917	$83,247	$212,830	$246,265
Vascular	75,159	56,255	180,684	155,877
Total	$151,076	$139,502	$393,514	$402,142
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of September 30, 2020.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three and nine months ended September 30, 2020, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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
•Rehabilitation Tools - REAL Immersive System
Our vascular products fall into two broad product families:
•Vascular thrombectomy - INDIGO System designed for mechanical thrombectomy, including aspiration catheters, separators, aspiration pump and accessories and Lightning 12, our next-generation aspiration system for peripheral thrombectomy

•Peripheral embolization - RUBY Coil System, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
We sell our products to hospitals and other healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the nine months ended September 30, 2020 and 2019, 28.0% and 35.6% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $393.5 million and $402.1 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $8.6 million. We generated an operating loss of $37.2 million and operating income of $36.9 million for the nine months ended September 30, 2020 and 2019, respectively.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and the world. In response, governments have issued orders restricting certain activities, and while our business falls within the category of healthcare operations, which are essential businesses currently permitted to continue operating during the COVID-19 outbreak, we have experienced, and expect to continue to experience, disruptions to our operations as a result of the pandemic. For example, hospital resources have been diverted to fight the pandemic, and many government agencies in conjunction with healthcare systems have recommended the deferral of elective and semi-elective medical procedures during the outbreak. Some of Penumbra’s medical devices are used in certain procedures that the United States Centers for Medicare & Medicaid Services (“CMS”) has indicated are “high-acuity” procedures that should not be postponed during the outbreak in its March 18, 2020 recommendations, while other Penumbra devices are used in elective procedures that physicians may consider postponing. Many of the procedures in which our vascular products are used are elective in nature, whereas procedures in which our neuro products are used, such as stroke, tend to be more emergent in nature.
The impact of COVID-19 on our business remains fluid, and we continue to actively monitor the dynamic situation. We will continue to undertake the following specific actions and strategic priorities to navigate the pandemic:
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
•We further strengthened our liquidity position by entering into a Credit Agreement (the “Credit Agreement”) on April 24, 2020, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million, and matures on April 23, 2021. This revolving line of credit provides access to capital beyond the $268.7 million in cash, cash equivalents and marketable investments on our balance sheet as of September 30, 2020, and we believe this will allow us to both navigate the current environment and emerge in a strong liquidity position after the pandemic. As of September 30, 2020, the Company was not in compliance with the requirement in the Credit Agreement to maintain a minimum fixed charge coverage ratio. The Company subsequently obtained a waiver of such non-compliance from the lenders under the Credit Agreement. As of September 30, 2020, there were no borrowings outstanding under the Credit Agreement.
•We will continue to prioritize investments in our production capacity and flexibility, commercial channels, preparation for new product launches, and new product developments to help patients.
While we have seen positive trends in certain areas of our business beginning in May, we remain mindful of the negative impacts on business trends we experienced in April due to the COVID-19 outbreak. The general impact of COVID-19 on our business has been negative and we are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the outbreak, the global resurgences of cases, additional actions that may be taken by governmental authorities in response to the outbreak, the impact of the outbreak on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$151,076	100.0%	$139,502	100.0%	$393,514	100.0%	$402,142	100.0%
Cost of revenue	60,153	39.8	43,504	31.2	149,652	38.0	128,306	31.9
Gross profit	90,923	60.2	95,998	68.8	243,862	62.0	273,836	68.1
Operating expenses:
Research and development	34,923	23.1	13,733	9.8	70,594	17.9	38,862	9.7
Sales, general and administrative	76,158	50.4	69,289	49.7	210,465	53.5	198,045	49.2
Total operating expenses	111,081	73.5	83,022	59.5	281,059	71.4	236,907	58.9
(Loss) income from operations	(20,158)	(13.3)	12,976	9.3	(37,197)	(9.5)	36,929	9.2
Interest income, net	413	0.3	759	0.5	820	0.2	2,276	0.6
Other income (expense), net	14	—	(772)	(0.6)	(1,130)	(0.3)	(819)	(0.2)
(Loss) income before income taxes	(19,731)	(13.1)	12,963	9.3	(37,507)	(9.5)	38,386	9.5
(Benefit from) provision for income taxes	(9,855)	(6.5)	1,963	1.4	(15,618)	(4.0)	683	0.2
Consolidated net (loss) income	$(9,876)	(6.5)%	$11,000	7.9%	$(21,889)	(5.6)%	$37,703	9.4%
Net loss attributable to non-controlling interest	(1,061)	(0.7)	(483)	(0.3)	(2,539)	(0.6)	(1,066)	(0.3)
Net (loss) income attributable to Penumbra, Inc.	$(8,815)	(5.8)%	$11,483	8.2%	$(19,350)	(4.9)%	$38,769	9.6%

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Neuro	$75,917	$83,247	$(7,330)	(8.8)%
Vascular	75,159	56,255	18,904	33.6%
Total	$151,076	$139,502	$11,574	8.3%
Revenue increased $11.6 million, or 8.3%, to $151.1 million in the three months ended September 30, 2020, from $139.5 million in the three months ended September 30, 2019. The overall growth in our revenue is primarily due to an increase in products sales within our vascular business as a result of sales of new products and further market penetration of our existing products, partially offset by a decline in sales of products within our neuro business.
Revenue from our neuro products decreased $7.3 million, or 8.8%, to $75.9 million in the three months ended September 30, 2020, from $83.2 million in the three months ended September 30, 2019. This decrease was primarily attributable to decreased sales of our neuro thrombectomy products which globally declined by 23.2% in the three months ended September 30, 2020. This decrease was primarily attributable to decreased sales in Japan as a result of reimbursement changes, on-going discussions with our distributor partner, and the paused launch of our new stroke product in that market. This decline was partially offset by an increase in sales of our neuro access and neuro embolization products, which globally increased by 35.0% and 9.7%, respectively in the three months ended September 30, 2020, due to further market penetration and growth in the market for endovascular treatment of stroke. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our vascular products increased $18.9 million, or 33.6%, to $75.2 million in the three months ended September 30, 2020, from $56.3 million in the three months ended September 30, 2019. This increase was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 49.3% and 17.4%, respectively in the three months ended September 30, 2020. This increase was primarily due to higher sales volume as a result of sales of new products and further market penetration of our existing products. Prices for our vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Change
	2020		2019		$	%
	(in thousands, except for percentages)
United States	$109,656	72.6%	$90,272	64.7%	$19,384	21.5%
International	41,420	27.4%	49,230	35.3%	(7,810)	(15.9)%
Total	$151,076	100.0%	$139,502	100.0%	$11,574	8.3%
Revenue from product sales in international markets decreased $7.8 million, or 15.9%, to $41.4 million in the three months ended September 30, 2020, from $49.2 million in the three months ended September 30, 2019. Revenue from international sales represented 27.4% and 35.3% of our total revenue for the three months ended September 30, 2020 and 2019, respectively.
Gross Margin

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of revenue	$60,153	$43,504	$16,649	38.3%
Gross profit	$90,923	$95,998	$(5,075)	(5.3)%
Gross margin %	60.2%	68.8%
Gross margin decreased 8.6 percentage points to 60.2% in the three months ended September 30, 2020, from 68.8% in the three months ended September 30, 2019. This gross margin decrease is driven by three components: (i) incremental investments on COVID-19 related safety measures, which include trade-offs made in productivity and capacity; (ii) accelerated investments in direct labor hires and production support to enable production scale-up in our Alameda and Roseville manufacturing facilities, respectively, undertaken to support new product launches and meet increasing demand in a less efficient manufacturing environment; and (iii) unabsorbed manufacturing variances from the second quarter of 2020 that resulted from inventory sold through in the third quarter.
Research and Development (“R&D”)

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
R&D	$34,923	$13,733	$21,190	154.3%
R&D as a percentage of revenue	23.1%	9.8%
R&D expenses increased by $21.2 million, or 154.3%, to $34.9 million in the three months ended September 30, 2020, from $13.7 million in the three months ended September 30, 2019. The increase was primarily due to a $16.3 million increase in personnel-related expenses, which primarily includes one-time, non-recurring expenses associated with the launch of our Lightning product, and a $4.6 million increase in product development and testing costs.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development.

Sales, General and Administrative (“SG&A”)

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
SG&A	$76,158	$69,289	$6,869	9.9%
SG&A as a percentage of revenue	50.4%	49.7%
SG&A expenses increased by $6.9 million, or 9.9%, to $76.2 million in the three months ended September 30, 2020, from $69.3 million in the three months ended September 30, 2019. The increase was primarily due to a $12.7 million increase in personnel-related expenses, partially offset by a $3.9 million decrease in cost related to marketing events, and a $2.8 million decrease in travel-related expenses.
As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
(Benefit from) Provision for Income Taxes

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(9,855)	$1,963	$(11,818)	(602.0)%
Effective tax rate	49.9%	15.1%
Our benefit from income taxes was $9.9 million for the three months ended September 30, 2020, which was primarily due to tax benefits attributable to our worldwide losses, combined with excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our provision for income taxes was $2.0 million for the three months ended September 30, 2019, which was primarily due to income taxes attributable to our worldwide profits, offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was 49.9% for the three months ended September 30, 2020, compared to 15.1% for the three months ended September 30, 2019. Our change in effective tax rate was primarily attributable to large tax benefits over worldwide losses for the three months ended September 30, 2020, when compared to small tax expenses over worldwide profits for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Neuro	$212,830	$246,265	$(33,435)	(13.6)%
Vascular	180,684	155,877	24,807	15.9%
Total	$393,514	$402,142	$(8,628)	(2.1)%
Revenue decreased $8.6 million, or 2.1%, to $393.5 million in the nine months ended September 30, 2020, from $402.1 million in the nine months ended September 30, 2019. The decline in overall revenue is primarily due to a decrease in sales of products within our neuro business, partially offset by an increase in sales of new and existing products within our vascular business.
Revenue from our neuro products decreased $33.4 million, or 13.6%, to $212.8 million in the nine months ended September 30, 2020, from $246.3 million in the nine months ended September 30, 2019. This was primarily attributable to decreased sales of our neuro thrombectomy products and neuro embolization products, which globally declined by 21.6% and 6.2%, respectively, in the nine months ended September 30, 2020. This decrease was primarily attributable to: (i) decreased sales in Japan as a result of reimbursement changes, on-going discussions with our distributor partner, and the paused launch of our new stroke product in that market, and (ii) lower sales volume as a result of hospitals performing fewer procedures and a decline in other international distribution sales, all primarily resulting from the response to the COVID-19 pandemic by hospitals and our distributors. Prices for our neuro products remained substantially unchanged during the period.
Revenue from our vascular products increased $24.8 million, or 15.9%, to $180.7 million in the nine months ended September 30, 2020, from $155.9 million in the nine months ended September 30, 2019. This increase was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 25.1% and 6.5%, respectively, in the nine months ended September 30, 2020. This increase was primarily due to high sales volume as a result of sales of new products and further market penetration of our existing products. Prices for our vascular products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,				Change
	2020		2019		$	%
	(in thousands, except for percentages)
United States	$283,473	72.0%	$259,157	64.4%	$24,316	9.4%
International	110,041	28.0%	142,985	35.6%	(32,944)	(23.0)%
Total	$393,514	100.0%	$402,142	100.0%	$(8,628)	(2.1)%
Revenue from sales in international markets decreased $32.9 million, or 23.0%, to $110.0 million in the nine months ended September 30, 2020, from $143.0 million in the nine months ended September 30, 2019. Revenue from international sales represented 28.0% and 35.6% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively.
Gross Margin

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of revenue	$149,652	$128,306	$21,346	16.6%
Gross profit	$243,862	$273,836	$(29,974)	(10.9)%
Gross margin %	62.0%	68.1%
Gross margin decreased 6.1 percentage points to 62.0% in the nine months ended September 30, 2020, from 68.1% in the nine months ended September 30, 2019. This decrease in gross margin is driven by three components: (i) incremental investments on COVID-19 related safety measures, which include trade-offs made in productivity and capacity; (ii) accelerated investments in direct labor hires and production support to enable production scale-up in our Alameda and Roseville manufacturing facilities, respectively, undertaken to support new product launches and meet increasing demand in a less efficient manufacturing environment; and (iii) unabsorbed manufacturing variances due to lower production volume in the first and second quarters of 2020.
Research and Development (“R&D”)

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
R&D	$70,594	$38,862	$31,732	81.7%
R&D as a percentage of revenue	17.9%	9.7%
R&D expenses increased by $31.7 million, or 81.7%, to $70.6 million in the nine months ended September 30, 2020, from $38.9 million in the nine months ended September 30, 2019. The increase was primarily due to a $19.1 million increase in personnel-related expenses, which primarily includes one-time, non-recurring expenses associated with the launch of our Lightning product, and a $9.5 million increase in product development and testing costs.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development.

Sales, General and Administrative (SG&A)

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
SG&A	$210,465	$198,045	$12,420	6.3%
SG&A as a percentage of revenue	53.5%	49.2%
SG&A expenses increased by $12.4 million, or 6.3%, to $210.5 million in the nine months ended September 30, 2020, from $198.0 million in the nine months ended September 30, 2019. The increase was primarily due to a $22.0 million increase in personnel-related expense and a $3.5 million increase in infrastructure costs, partially offset by a $8.3 million decrease in cost related to marketing events, and a $7.3 million decrease in travel-related expenses.
As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
(Benefit from) Provision For Income Taxes

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(15,618)	$683	$(16,301)	(2,386.7)%
Effective tax rate	41.6%	1.8%
Our benefit from income taxes was $15.6 million for the nine months ended September 30, 2020, which was primarily due to tax benefits attributable to our worldwide losses, combined with excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our provision for income taxes was $0.7 million for the nine months ended September 30, 2019, which was primarily due to income taxes attributable to our worldwide profits, offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was 41.6% for nine months ended September 30, 2020, compared to 1.8% for the nine months ended September 30, 2019. Our change in effective tax rate was primarily attributable to large tax benefits over worldwide losses for the nine months ended September 30, 2020, when compared to small tax expenses over worldwide profits for the nine months ended September 30, 2019.
Prospectively, our effective tax rate will likely be driven by (1) permanent differences in taxable income for tax and financial reporting purposes, (2) tax expense attributable to our worldwide profit or tax benefit attributable to our worldwide losses, and (3) discrete tax adjustments such as excess tax benefits related to stock-based compensation. Our income tax provision is subject to volatility as the amount of excess tax benefits can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP. In addition, changes in tax law or our interpretation thereof, and changes to our valuation allowance could result with fluctuations in our effective tax rate.
Liquidity and Capital Resources
As of September 30, 2020, we had $482.1 million in working capital, which included $80.1 million in cash and cash equivalents and $188.6 million in marketable investments. As of September 30, 2020, we held approximately 22.9% of our cash and cash equivalents in foreign entities.
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

In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. In order to further strengthen our liquidity position and financial flexibility during the COVID-19 pandemic, on April 24, 2020 we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and matures on April 23, 2021. As of September 30, 2020, the Company was not in compliance with the requirement in the Credit Agreement to maintain a minimum fixed charge coverage ratio. The Company subsequently obtained a waiver of such non-compliance from the lenders under the Credit Agreement. As of September 30, 2020, there were no borrowings outstanding under the Credit Agreement. See Note “8. Indebtedness” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
While we have strengthened our liquidity position, as a result of the COVID-19 pandemic, we cannot reliably estimate the extent to which the COVID-19 pandemic may impact our cash flow from operations in the fourth quarter and beyond.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$80,115	$72,779
Marketable investments	188,611	116,610
Accounts receivable, net	112,817	105,901
Accounts payable	14,544	15,111
Accrued liabilities	87,691	67,630
Working capital(1)	482,144	372,086
__________________
(1)Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$72,779	$67,850
Net cash (used in) provided by operating activities	(31,159)	21,885
Net cash (used in) provided by investing activities	(93,923)	31,023
Net cash provided by (used in) financing activities	132,460	(8,457)
Cash and cash equivalents and restricted cash at end of period	80,115	111,581
Net Cash (Used In) Provided By Operating Activities

Net cash (used in) provided by operating activities consists primarily of consolidated net (loss) income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash used in operating activities was $31.2 million during the nine months ended September 30, 2020 and consisted of consolidated net loss of $21.9 million and net changes in operating assets and liabilities of $27.5 million, offset by non-cash items of $18.3 million. The change in operating assets and liabilities includes an increase in inventories of $39.9 million, an increase in accounts receivable of $7.4 million and an increase in prepaid expenses and other current and non-current assets of $6.0 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $26.1 million.
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
Net Cash (Used In) Provided By Investing Activities
Net cash (used in) provided by investing activities relates primarily to purchases of marketable investments, net of proceeds from maturities and sales, and capital expenditures.
Net cash used in investing activities was $93.9 million during the nine months ended September 30, 2020 and consisted of purchases of marketable investments, net of proceeds from maturities and sales, of $69.9 million, and capital expenditures of $21.0 million.
Net cash provided by investing activities was $31.0 million during the nine months ended September 30, 2019 and consisted of proceeds from maturities and sales of marketable investments, net of purchases, of $51.2 million, partially offset by capital expenditures of $14.1 million.
Net Cash Provided By (Used In) Financing Activities
Net cash provided by (used in) financing activities primarily relates to payments of employee taxes related to vested restricted stock units, payments towards the reduction of our finance lease obligations and certain acquisition-related payments, and proceeds from exercises of stock options and issuance of common stock.
Net cash provided by financing activities was $132.5 million during the nine months ended September 30, 2020 and primarily consisted of proceeds from the issuance of common stock, net of issuance costs, of $134.8 million, proceeds from the issuance of common stock under our employee stock purchase plan of $5.9 million, and proceeds from exercises of stock options of $4.4 million. This was partially offset by $8.6 million of payments of employee taxes related to vested restricted stock and restricted stock units, $3.1 million in payments towards finance leases, and $0.7 million related to contingent consideration payments made in the first quarter of 2020 in connection with our acquisition of Crossmed in 2017.
Net cash used in financing activities was $8.5 million during the nine months ended September 30, 2019 and primarily consisted of $16.1 million of payments of employee taxes related to vested restricted stock and restricted stock units and $1.2 million primarily related to contingent consideration payments made in the first quarter of 2019 in connection with our acquisition of Crossmed in 2017. This was partially offset by proceeds from the issuance of common stock under our employee stock purchase plan of $4.8 million and proceeds from stock option exercises of $3.6 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as of September 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Interest Rate Risk. We had cash and cash equivalents of $80.1 million as of September 30, 2020, which consisted of funds held in general checking and savings accounts. In addition, we had marketable investments of $188.6 million, which consisted primarily of commercial paper, corporate bonds, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under our Credit Agreement bear interest at: 1) the adjusted LIBO rate or adjusted EURIBO rate, as applicable, plus an applicable rate, for euro currency revolving borrowing; or 2) an alternate base rate plus an applicable rate, for revolving borrowing in U.S. Dollars. As of September 30, 2020, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
We do not believe that inflation and changes in prices had a significant impact on our results of operations as of and for the period ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2020 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at September 30, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “9. Commitments and Contingencies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported in, or new factors identified since the filing of, our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020, except as set forth below.
The ongoing effects of the COVID-19 pandemic could adversely affect our business, financial condition, results of operations, or cash flows.
In December 2019, a strain of coronavirus, known as COVID-19, surfaced in Wuhan, China and resulted in an outbreak throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Governments, public institutions, and other organizations in countries and localities throughout the world have taken and are continuing to take certain emergency measures to combat the spread of COVID-19, including implementation of restrictions on travel and orders that restrict the operations of institutions such as schools and businesses. While the full impact of the COVID-19 outbreak and government response is not yet known, we have experienced negative impacts from this pandemic and it could materially harm our business, results of operations and financial condition in the future.
For example, on March 18, 2020, the United States Centers for Medicare & Medicaid Services released guidance for U.S. healthcare providers recommending the delay of elective surgeries and non-essential medical, surgical, and dental procedures in order to preserve personal protective equipment, beds, and ventilators for use in combating COVID-19. This guidance and similar guidance from other public health authorities resulted in the deferral of procedures in which our products are used, which thereby reduced demand for our products in the relevant periods. Any similar guidance in the future could also further reduce demand for our products in future periods. Furthermore, once the COVID-19 pandemic subsides there may be constraints in the capacities and financial resources of hospitals and other healthcare providers to perform procedures that had been deferred due to COVID-19, which could have an adverse effect on demand for our products following the end of the pandemic. Many hospitals have also implemented restrictions on vendor access, potentially limiting our ability to provide product and case support.
In addition, due to domestic and international governmental orders restricting certain activities in response to COVID-19, including in Alameda, California, where our corporate headquarters and many of our operations, including our principal manufacturing facility, are located, we continue to experience certain disruptions in our business, including changes to our on-site operations to reduce manufacturing capacity and implement social distancing, reductions in our suppliers’ ability to source, maintain inventory and ship raw materials in alignment with our demands, work stoppages, slowdowns and delays, including having most of our employees working outside of our offices, travel restrictions, reduced access to our customers for product training and case support, and cancellation of events, delays in product development efforts and related clinical trials and regulatory clearances and approvals, and other negative impacts on our capacity to manufacture, our suppliers’ capacity to source and ship raw materials and our distributors’ ability to sell and support the use of our products.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: November 2, 2020
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)