Form 10-K
period 2020-12-31
Penumbra Inc
filed 2021-02-23
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐  No:  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6.0 billion, based on the closing price as reported on the New York Stock Exchange as of such date.
As of February 9, 2021, the registrant had 36,448,693 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, which is to be filed not more than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part I, Item IA of this Form 10-K. These risks include, but are not limited to, the following:

•we have a limited operating history and may not be able to sustain our growth, achieve profitability or generate positive cash flows from operations in the future;
•our existing products may be rendered obsolete and we may be unable to effectively introduce and market new products or may fail to keep pace with advances in technology;
•delays in product introductions could adversely affect our business, results of operations, financial condition or cash flows;
•we face significant competition, and if we are unable to compete effectively, we may not be able to achieve or maintain significant market penetration or improve our results of operations;
•the ongoing effects of the COVID-19 pandemic have adversely affected and could in the future adversely affect our business, financial condition, results of operations, or cash flows;
•we face risks related to our controlling interest in MVI Health Inc., including our inexperience with virtual reality technology, and we may be unsuccessful in developing and commercializing products using virtual reality technology;
•our future growth depends, in part, on our ability to further penetrate our current customer base and increase the frequency of use of our products by our customers;
•our future growth depends, in part, on significantly expanding our user base to include additional specialist physicians and other healthcare professionals in both our existing and future target end markets;
•we may not have the resources to successfully market and sell our products, which would adversely affect our business and results of operations;
•third-party reimbursement may not be available or adequate for the procedures or therapies for which our products are used, and may be subject to change;
•we have generated a significant portion of our revenue and revenue growth from a limited number of product families, and our revenue and business prospects would be adversely affected if sales of any of these product families were to decline;
•we must maintain and further develop relationships with specialist physicians and other healthcare providers, and if specialist physicians and other healthcare providers do not recommend and endorse, or use, our products or if our relationships with specialist physicians and other healthcare providers deteriorate, our products may not be accepted or maintain acceptance in the marketplace, which would adversely affect our business and results of operations;
•we may not be able to achieve or maintain satisfactory pricing and margins for our products;
•we cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs;
•we are required to maintain high levels of inventory, which consume a significant amount of our working capital and could lead to permanent write-downs or write-offs of our inventory;
•defects or failures or alleged defects or failures associated with our products could lead to recalls, safety alerts, or product-related or securities litigation, as well as significant costs and negative publicity;
•our products are continually the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, which could materially adversely affect our business, financial condition and results of operations;
•our future success depends in part upon establishing an interventional stroke care pathway in the United States that integrates the use of mechanical thrombectomy into the treatment of ischemic stroke;
•we are subject to stringent domestic and foreign medical device regulation, which may impede the approval or clearance process for our products, hinder our development activities and manufacturing processes and, in some cases, result in the recall or seizure of previously approved or cleared products;

•we are subject to federal, state and foreign healthcare laws and regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future;
•we rely on a variety of intellectual property rights, and if we are unable to maintain or protect our intellectual property, our business and results of operations will be harmed; and
•we may become involved in lawsuits or other proceedings to protect or enforce our patents or other intellectual property rights or to defend against accusations of infringement, which could be expensive, time consuming and unsuccessful.
The above list represents a summary of the risks that could affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Additional information regarding such risks may be found in the section of this Form 10-K entitled “Risk Factors,” and you should carefully review and consider such risk factors in addition to the above summary. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition, results of operations and future prospects could be materially and adversely harmed by any of these risks.

PART I
ITEM 1. BUSINESS.
Overview
References herein to “we,” “us,” “our,” the “Company,” and “Penumbra,” refer to Penumbra, Inc. and its consolidated subsidiaries unless expressly indicated or the context requires otherwise.
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market novel products and have a broad portfolio that addresses challenging medical conditions in markets with significant unmet need. Our team focuses on developing, manufacturing and marketing novel medical devices for use by specialist physicians and healthcare providers to drive improved clinical outcomes. We believe that the cost-effectiveness of our products is attractive to our customers.
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
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $560.4 million, $547.4 million and $444.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. This represents an annual increase of 2.4% and 23.0%, respectively. We generated operating losses of $38.9 million and $0.9 million for the years ended December 31, 2020 and 2018, respectively, and operating income of $47.5 million for the year ended December 31, 2019.
Our results for the year ended December 31, 2020 were impacted by the COVID-19 pandemic, which continues to impact our business. While our business falls within the category of healthcare operations, which are essential businesses that have generally been permitted to continue operating during the COVID-19 pandemic, we have experienced, and expect to continue to experience, disruptions to our operations as a result of the pandemic. While we have seen positive trends in certain areas of our business beginning in May 2020, we remain mindful of the negative impacts on business trends we experienced in April 2020 due to the COVID-19 pandemic. The general impact of COVID-19 on our business has been negative and we are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.
Our Markets
We concentrate on improving treatment outcomes for patients with certain forms of vascular disease and strive to improve the long-term quality of life for patients recovering from or undergoing rehabilitation related to diseases, injuries, or illnesses who could benefit from virtual reality healthcare applications. Vascular disease refers to any condition that affects the circulatory system and typically manifests as a blockage or rupture of an artery or a vein. When the treatment for vascular disease is performed from within a vessel, it is referred to as an endovascular procedure. Endovascular device markets are conventionally classified according to the anatomic location of the disorder, and are generally divided into neuro, which includes neurovascular and neurosurgical, and vascular, which includes peripheral vascular and cardiovascular. In both of these markets, our main product technologies include thrombectomy devices to remove clots and embolization devices to treat aneurysms and to occlude vessels. With regard to virtual reality healthcare technology, rehabilitation includes exercises which aim to restore a patient to improved or normal function through training and other therapy for both acute and chronic illnesses, injuries, or disabilities. Virtual reality healthcare technology may also have the potential to benefit patients who aim to address a variety of other conditions.
We generated revenue of $292.6 million, $331.7 million and $294.3 million from our neuro product category for the years ended December 31, 2020, 2019 and 2018, respectively. We generated revenue of $267.8 million, $215.7 million, and

$150.6 million from our vascular product category for the years ended December 31, 2020, 2019 and 2018, respectively. The Company designs, develops, manufactures and markets novel products, and operates as one operating segment.
While reliable third party data is not available for many markets outside the United States, we believe there are substantial additional market opportunities for our neuro and vascular products throughout the world.
The Neuro Market
The neuro market is comprised of vascular diseases and disorders in the brain, including ischemic stroke, brain aneurysms, hemorrhagic stroke and other conditions. Our solutions address the intervention of these diseases, and the rehabilitation related to, and potential other healthcare applications of virtual reality technology to these conditions.
Globally, stroke is the second-leading cause of death, and the third-leading cause of serious long-term disability. A stroke occurs when a blood vessel that carries oxygen and nutrients to the brain is either blocked by a clot or bursts (ruptures). It is estimated that nearly 14 million strokes occur annually and that there are more than 80 million survivors of stroke globally. In the United States, the American Heart Association (“AHA”) and American Stroke Association (“ASA”) estimate that nearly 800,000 strokes occur annually, and lead to approximately 140,000 deaths per year. It is estimated that there are more than 7 million survivors of stroke in the United States. The majority of stroke survivors require rehabilitation in order to relearn motor skills lost through the brain damage caused by stroke. Within the United States, nearly 66% of stroke survivors receive some form of rehabilitation.
Some of the more common neurovascular diseases we focus on are:
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
•Hemorrhagic Stroke: Hemorrhagic strokes, caused by the sudden rupture of a brain artery that leads to bleeding into or around the brain, represent approximately 13% of strokes in the United States. Brain aneurysms and arteriovenous malformations (“AVM”) can both cause hemorrhagic stroke. According to independent sources, every year 0.5% to 3.0% of people with a brain aneurysm and 1.0% to 3.0% of people with an AVM may suffer from bleeding. According to the AHA and ASA, once a brain aneurysm or an AVM bleeds, the chance of death is 30% to 40% and 10% to 15%, respectively. Intracerebral hemorrhage, a type of hemorrhagic stroke, occurs when a vessel within the brain bursts, allowing blood to leak inside the brain.
In addition to products addressing these specific diseases, our neuro access products and virtual reality technology platform address other diseases and potentially broader neuro conditions as well.
The Vascular Market
Vascular diseases are diseases occurring in vessels in the body outside of the brain. Such diseases are very similar to those experienced in the neurovasculature. Just as the disruption of blood flow to the brain has high mortality and morbidity, disruptions in the peripheral vasculature can also have serious adverse consequences. There are approximately 1.4 million incidences of clot in the peripheral vasculature each year in the United States. We estimate that of that patient incidence, approximately 425,000 patients are currently treated either surgically, interventionally, or with lytics for treatment of the following vascular diseases:
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
•Clot associated with Arteriovenous Graft or Fistula: Arteriovenous grafts or fistulas are created for access to dialyze the blood of patients with end-stage renal disease. It is common for clots to form within these access vessels when patients undergo dialysis long-term.
In addition to products addressing the above diseases and conditions, our peripheral embolization products address other diseases and conditions such as aneurysm, vessel malformations, bleeding, endoleaks, ovarian veins and varicoceles.
In addition, we estimate that there are approximately 200,000 patients each year in the United States suffering from clot in the coronary vasculature that we believe could benefit from aspiration technology. Thrombus in the coronary vasculature is typically associated with the following condition:
•Acute Coronary Syndrome: Acute Coronary Syndrome is a term used to describe a variety of conditions associated with sudden, reduced blood flow to the heart. One such condition is a heart attack (myocardial infarction) — when cell death results in damaged or destroyed heart tissue. These heart attacks can often be associated with high thrombus burden in the coronary arteries.

Our Product Portfolio
Since our founding in 2004 we have developed a product portfolio that includes 7 product families within our major markets. The following table summarizes our product offerings.

Product Families		Key Product Brands	Descriptions
NEURO	Thrombectomy	Penumbra System, including Penumbra JET, ACE and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories	Aspiration based thrombectomy systems and accessory devices, including revascularization device designed for mechanical thrombectomy
	Embolization	Penumbra Coil 400 POD400 PAC400	Neurovascular embolization coiling system designed to treat patients with large aneurysms and other large neurovascular lesions
		Penumbra SMART COIL	Neurovascular embolization coiling system designed to treat patients with all sizes of aneurysms and other neurovascular lesions
	Access	Neuron Neuron MAX Select BENCHMARK DDC PX SLIM	Neurovascular access systems designed to provide intracranial access for use in a wide range of neurovascular therapies
	Neurosurgical Tools	Artemis Neuro Evacuation Device	Neurosurgical aspiration tools for the removal of tissue and fluids
	Virtual Reality Platform	REAL Immersive System	Immersive virtual reality and display system that interactively displays and tracks upper-extremity rehabilitation exercises, with other potential healthcare applications
VASCULAR	Thrombectomy	Indigo System	Aspiration-based thrombectomy system for vascular applications, currently for use in the peripheral and coronary vasculature
	Embolization	Ruby Coil Ruby LP	Large-volume, detachable embolic coil system for peripheral embolization
		LANTERN	Microcatheter for delivery of detachable coils and occlusion devices
		POD (Penumbra Occlusion Device)	Detachable, microcatheter-deliverable occlusion device designed specifically to occlude peripheral vessels
		Packing Coil Packing Coil LP	Complementary device for use with Ruby Coil and POD for vessel occlusion
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
Penumbra System Reperfusion Catheters are the cornerstone of the Penumbra System and are manufactured using a variety of proprietary processes and materials science innovations for use in revascularization of patients with acute ischemic stroke.

The Penumbra System Reperfusion Catheters, powered by Penumbra ENGINE or Penumbra Pump MAX, are designed for trackability and to maximize thrombus removal force. We believe these design features contribute to improved clinical outcomes and reduced procedure times. Penumbra System Reperfusion Catheters include the Penumbra JET family, ACE family and MAX families of catheters, designed to address a broad range of occlusions.

Following the voluntary recall of the Penumbra JET 7 Reperfusion Catheter with Xtra Flex technology in December 2020, the Penumbra JET 7 Reperfusion Catheter with Standard Tip and ACE68 Reperfusion Catheter offer the largest lumens within our reperfusion catheter families and the greatest aspiration power partnered with the Penumbra ENGINE. For distal occlusions, the Penumbra JET D Reperfusion Catheter is designed to maximize aspiration power and navigability.

Designed specifically for use with aspiration technology, the 3D Revascularization Device is a component of the Penumbra System that offers a technologically-advanced structure designed to treat large vessel occlusion in combination with Penumbra JET 7 and ACE Reperfusion Catheters.
Either Penumbra ENGINE or Penumbra Pump MAX is connected to our reperfusion catheters and provides the aspiration suction force. We developed our proprietary aspiration source as a fully-integrated system specifically for mechanical thrombectomy by aspiration.
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
In the fourth quarter of 2020, we launched our BENCHMARK BMX 96 Access System, which provides a wider internal diameter without increasing the outer diameter of the delivery catheter, enabling more working room for all neurovascular procedures while maintaining the same size access site as our Neuron MAX Long Sheath.
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
Virtual Reality Platform
The REAL Immersive System is a proprietary, 3D immersive virtual reality tool that has the potential to benefit patients over a broad range of healthcare applications, including neurological and other rehabilitation. This technology builds on our experience with the disease of stroke and is initially being commercialized for conducting upper body rehabilitation in a clinical setting. Studies have shown that adding virtual reality therapy to conventional therapy is effective in improving rehabilitation outcomes, particularly with systems that are fully immersive, customized for the healthcare setting, and fun and engaging for patients. We intend to continue to pursue healthcare applications where our virtual reality platform can improve the quality of life of patients with a variety of conditions.
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
Our vascular products fall into the following broad product families:
Thrombectomy
Indigo System
The Indigo System was designed for continuous aspiration mechanical thrombectomy, leveraging the success of the Penumbra System in ischemic stroke. It is an easy to use thrombectomy system that is powerful, highly trackable, and suited to a wide range of clot morphology in the peripheral arterial, peripheral venous, pulmonary arteries and coronary vasculature. The Indigo System is comprised of three principal components:
•Continuous Aspiration Mechanical Thrombectomy Catheters are robust, durable, trackable and suited for the peripheral and coronary anatomy. We have introduced multiple sizes of catheters for use in both the peripheral and coronary vasculature. CAT Catheters are available in a wide range of sizes and lengths to address a wide range of vessel sizes and clot locations. Lightning 12, our next generation aspiration system for peripheral thrombectomy, combines the CAT 12 Aspiration Catheter with Lightning Intelligent Aspiration, enabling physicians to focus on optimizing thrombus removal using the system’s unique clot detection mechanism while helping to mitigate blood loss for arterial and venous applications including the treatment of pulmonary embolism.
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
Manufacturing
We currently maintain our manufacturing facilities in Alameda and Roseville, California and currently produce substantially all of our products in-house. Our manufacturing facilities are International Organization for Standardization (“ISO”) 13485 compliant. We received ISO 13485:2016 certification of our Alameda facility in 2018 and successfully completed our most recent annual surveillance review in 2020. We received ISO 13485:2016 certification of our Roseville facility in 2020. In 2007, our Quality Management System (“QMS”) was first audited to the European Union’s Medical Device Directive (“MDD”) in support of product CE marking, and we successfully completed our most recent annual surveillance review in 2020. We have elected to participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan by a single auditing organization. We received our first MDSAP certification in 2018 and successfully completed our most recent annual surveillance review in 2020.
We use annual internal audits to ensure strong quality control practices. An internal, on-going staff training and education program contributes to our quality assurance program; training is documented and considered part of the employee evaluation process.
We believe we have adequate supplies or sources of availability of raw materials necessary to meet our needs. However, there are risks and uncertainties with respect to the supply of raw materials, including as a result of the COVID-19 pandemic and measures taken in response thereto, particularly where provided by a single supplier, which could impact availability in sufficient quantities to meet our needs. In an effort to manage risk associated with raw materials supply, we work closely with suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. We also utilize long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. Where possible, we seek second source suppliers or suppliers that have alternate manufacturing sites at which they could manufacture our parts.
Sales and Marketing

We sell our products directly in the United States, most of Europe, Canada and Australia, subject to required regulatory clearances and approvals. We have complemented our direct sales organization with distributors in most international markets.
We currently sell our products in the United States through our dedicated salesforce in our major markets, neuro and vascular. In addition, we have employed an additional team of Care Specialists, who will serve as the primary resource for sales and clinical support of the REAL Immersive System in the United States. Our sales representatives and sales managers generally have substantial medical device experience and market our products directly to a variety of specialist physicians engaged in the treatment of vascular disorders, who are the end users of our products and significantly influence hospital buying decisions relating to medical devices. We are focused on developing strong relationships with specialist physicians and devote significant resources to training and educating physicians in the use and benefits of our products. The principal specialist physicians and healthcare providers in our two target end markets include:
•Neuro: Interventional neuroradiologists, neurosurgeons, interventional neurologists, occupational therapists, physical therapists, and physiatrists.
•Vascular: Interventional radiologists, vascular surgeons and interventional cardiologists.
In addition to our direct sales organizations, we work with distributors in certain geographic areas where we have determined that selling through distributors is likely to be more effective.
In December 2020, we entered into a distribution and technology licensing arrangement with our partner in China, pursuant to which, in addition to engaging in a standard distribution arrangement for certain of our products, we agreed to license the technology for certain of our products to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products. We believe this arrangement will allow us to monetize our technology while helping us to mitigate market risk.
Our direct sales have been, and we anticipate will continue to represent, a majority of our revenues. In 2020, direct sales accounted for approximately 86% of our revenue, with the balance generated by independent distributors that sell our products outside of the United States and by the new arrangement with our partner in China, which includes licensing royalty and distribution revenue.
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
Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, not cost-effective, or used for a non-approved indication. We cannot assure you that government or private third-party payors will cover and reimburse the procedures performed using our products in whole or in part in the future, that payment rates will be adequate, or that reimbursement rates will not change in the future.
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
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular medical devices. Our most notable competitors are Boston Scientific, Inari, Johnson & Johnson, Medtronic, Stryker and Terumo. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We also compete with a number of smaller medical device companies that have single products or a limited range of products. Some of our competitors have:
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
As of December 31, 2020, we owned and/or had rights to 86 issued patents globally, of which 33 were U.S. patents. As of December 31, 2020, we owned and/or had rights to 34 pending patent applications, of which 17 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, 18 of our issued patents are currently expected to expire between 2025 and 2026; 13 of these patents relate to components of the Penumbra System and the Indigo System, one of these patents relates to methods performed by the former Apollo System, and four of these patents relate to components of devices that have not been commercialized. An additional three of our issued patents, which relate to components of devices that have not been commercialized, are expected to expire in 2027. Twenty-six of our issued patents, which relate to components of the Penumbra Coil 400, Ruby Coil System and Smart Coil System, are currently expected to expire between 2029 and 2037. Fourteen patents pertaining to the 3D Revascularization Device are projected to expire between 2032 and 2034. Thirteen patents related to our REAL System are expected to expire in 2036. Twelve patents that pertain to products that have not yet been commercialized are projected to expire between 2028 and 2036. Some of our pending patent applications pertain to components and methods of use associated with currently commercialized products. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors-Risks Related to Our Intellectual Property” for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 24 U.S. trademark registrations and 110 foreign trademark registrations as of December 31, 2020. Included in the registered trademarks is a mark with our company name and logo.
We also seek to protect our proprietary rights through a variety of other methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information.
Government Regulation
Our products are subject to extensive and ongoing regulation by the United States Food and Drug Administration (the “FDA”) under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries under other statutes and regulations. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, handling of patient data and information clearance or approval, marketing, distribution, promotion, import and export, pricing and discounts, post-marketing surveillance and interactions with healthcare professionals. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.
United States
FDA’s Premarket Clearance and Approval Requirements
Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, unless it is exempt, or a premarket approval (“PMA”) from the FDA. Medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from premarket notification under Section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, postmarket surveillance, patient registries, and guidance documents. A manufacturer may be required to submit to the FDA a premarket notification requesting clearance to commercially distribute some Class II devices. Devices which pose the greatest risk, such as life-sustaining or life-supporting devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are Class III devices. A Class III device must receive FDA approval of a PMA application before the device can be marketed in the United States. However, there are some Class III devices for which the FDA has not yet called for a PMA. For these devices, the manufacturer must submit a premarket notification and obtain 510(k) clearance in order to commercially distribute these devices. The FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner.
510(k) Clearance Pathway
When a 510(k) clearance is required, a premarket notification must be submitted to the FDA demonstrating that the proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976. By regulation, a premarket notification must be submitted to the FDA and receive 510(k) clearance from the FDA before the device can be marketed in the United States. The Medical Device User Fee Amendments (“MDUFA”) performance goal for a traditional 510(k) clearance is 90 calendar days. As a practical matter, however, clearance often takes longer, because the review clock is paused by the FDA to allow time to resolve any questions they may have on the 510(k) file. To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the premarket notification demonstrates that the device does not raise new questions of safety and effectiveness. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will place the device into Class III, subject to the applicant’s option to submit a De Novo request for the FDA to make a risk-based classification of the device into Class I or II.
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
Premarket Approval Pathway
A PMA application under section 515 of the FD&C Act must be submitted to the FDA for Class III devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The PMA application process is much more demanding than the 510(k) premarket notification process. A PMA is based on a determination by the FDA that the PMA application contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s).
After a PMA application is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA has 180 days to review a PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (“QSR”). The FDA also may inspect one or more clinical sites to assure compliance with the FDA’s regulations.
Upon completion of the PMA application review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA application is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the PMA application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required for 510(k) clearance. In the United States, for significant risk devices, these trials require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards (“IRBs”), at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. We, the FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

Sponsors of clinical trials of devices are required to register with clinicaltrials.gov, a public database of clinical trial information. Information related to the device, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is made public as part of the registration.
Ongoing Regulation by the FDA
Even after a device receives clearance or approval by the FDA and is placed on the market in the United States, there are requirements and regulations that must be followed. These include:
•establishment registration and device listing;
•the QSR, which requires manufacturers, including third-party manufacturers, to follow design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations and prohibitions against product adulteration and misbranding (e.g., the promotion of products that do not have the appropriate market clearance or promotion for “off-label” uses), and other requirements related to promotional activities;
•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
•corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health; and
•post market surveillance regulations, which apply to certain Class II or Class III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) or possibly a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or possibly a PMA. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or a PMA approval is obtained. Also, in these circumstances, there may be significant regulatory fines and penalties.
Changes to an approved PMA device, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new PMA application or PMA supplement, as appropriate, before the change can be implemented. Supplements to a PMA often require the submission of the same type of information required for an original PMA application, with the exception that the supplement is generally limited to the information needed to support the proposed change from the device covered by the original PMA.
FDA regulations require us to register our manufacturing facilities as a medical device manufacturer. Additionally, the California Department of Health Services (“CDHS”) requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS may inspect our facilities on a routine basis for compliance with the QSR. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facilities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:
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

The Medical Device Reporting laws and regulations require us to provide information to the FDA when we receive or otherwise become aware of information that reasonably suggests our device may have caused or contributed to a death or serious injury as well as a device malfunction that likely would cause or contribute to death or serious injury if the malfunction were to recur. Our approach has been to file such reports with the FDA even in cases where reporting might not otherwise be required out of an abundance of caution. In addition, the FDA prohibits an approved device from being marketed for off-label use. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.
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
The new European Medical Devices Regulation 2017/745 (the “EU MDR”), which was published in May 2017 with a transition period of three years, replaced the MDD and was initially scheduled to be fully implemented on May 26, 2020, with no further applications under the previous directives permitted and therefore requiring that we update our quality management system processes to meet the new EU MDR requirements. On April 17, 2020, the European Parliament postponed the implementation of the EU MDR by 12 months. This delay of the EU MDR implementation was in response to the exceptional circumstances associated with the COVID-19 pandemic and the potential impact it may have had on the EU MDR implementation. We are currently finalizing the updates to our quality management system processes to meet the new EU MDR requirements. We are also updating our technical documentation to meet the EU MDR requirements and are planning with our notified body the submission and review under EU MDR. Under the new EU MDR requirements, CE certificates issued under the previous directives prior to May 2021 will remain valid in accordance with their term beyond the expiration of the transition period, but will become void at the latest on May 27, 2024, however certain limitations set forth in the EU MDR, such as the inability to substantially change medical devices without notified body approval will apply. We do not expect such limitations to have any material impact on our ability to supply our products to the market in the region covered by the EU MDR.
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
Federal Civil False Claims Act. The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim to, or the knowing use of false statements to obtain payment from or approval by, the federal government. Suits filed under the federal civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. As a result, qui tam actions continue to cause healthcare companies to have to defend cases brought under the federal civil False Claims Act. If an entity is determined to have violated the federal civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have adopted laws similar to the federal civil False Claims Act, and many of these state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government.
Federal Civil Monetary Penalties Statute. The federal Civil Monetary Penalties Statute, among other things, imposes fines against any person who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.
Sunshine Act. The Affordable Care Act also included a provision, commonly referred to as the Sunshine Act, that requires any manufacturer of a covered device that provides payments or other transfers of value to a physician or teaching hospital, or to a third party at the request of a physician or teaching hospital, to submit to CMS on an annual basis information about the payments or other transfers of value, with the reported information to be made public on a searchable website. Such reporting requirement was expanded by the SUPPORT for Patients and Communities Act, which requires manufacturers, beginning January 1, 2021, to report payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives in addition to physicians and teaching hospitals. Similar laws have been enacted at the state level and in foreign jurisdictions, including France.
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
The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included an expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Among other things, HITECH created four tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
Human Capital Resources
As of December 31, 2020, we had approximately 3,300 employees worldwide. None of our U.S. employees are represented by a collective bargaining agreement. Some of our employees outside of the United States are subject to mandatory, industry-specific collective bargaining agreements or the protections of statutory works councils as required by local law. We have never experienced a work stoppage. We believe our employee relations are good.

In managing our business, we focus on a number of measures and objectives with respect to the attraction, development and retention of our employees that we believe are important to our business, including diversity, communication, compensation, tenure, professional development, and health, well-being and safety:

•We are proud to be an equal opportunity employer and to have a diverse employee population and leadership team: for example, over 50% of our employees are female, almost half of our senior management team are female, and more than 75% of our employee population in the U.S. are from a minority background. We seek to attract a diverse slate of candidates, including from historically underrepresented groups. We believe that diversity and inclusion in the workplace enhance employee engagement and stimulate innovation, and that people in diverse groups work better, share information more broadly and consider a wider range of views. We pride ourselves on our diverse workforce, which we believe has been and will continue to be a major contributor to our growth and innovation, and intend to continue to make diversity and inclusion a cornerstone of our efforts regarding our workforce.

•We aim to maintain an “open door” culture, and encourage employees to voice their concerns, questions, suggestions and comments. We strive to foster an atmosphere where employees openly share ideas and where people are treated with dignity and respect. Our goal is to provide a productive working environment based on mutual respect and the highest level of ethical and lawful conduct. We have also established a hotline for employees to report suspected violations of law and concerns related to accounting, auditing and ethical violations.

•We provide our employees a competitive wage that is aimed to allow them to meet the standard cost of living in their region. We evaluate our compensation programs to ensure that our employees are paid fairly for the valuable work they are doing, and we are rewarding outstanding performance. We are also committed to achieving internal pay equity. We offer our employees competitive benefits that follow local country standards.

•We are proud to have achieved, based on turnover rates, loyal tenure among our employees. Our turnover has historically been lower than data reflecting industry market trends, including other companies in the U.S. Life Sciences Industry and the U.S. Technology Industry. We believe that our lower turnover rate is evidence of the success of our culture based on cooperation and the satisfaction of our employees, which helps drive innovation and growth at our company through the long-term development of skills and experience among our workforce.

•We aim to foster a culture where learning is continuous, and we strive to promote from within. We believe in our people and their ability to accept new responsibilities and challenges and to grow with us to contribute to our success. Growth is fostered through professional development and learning programs as well as practical experience leading projects or teams. Employees receive regular performance reviews to support their progress and development.

•We recognize the benefits of a healthy workforce. We provide employees at our Alameda campus with an on-site restaurant that offers fresh food at discounted pricing for employees, as well as an on-site fitness center, which has been closed during the COVID-19 pandemic in accordance with local and state health guidelines. Employees in the U.S. are also eligible for a gym discount at a local commercial fitness chain. We also support the mental health of our employees by offering an employee assistance program for employees and their families in the U.S. that provides free counseling sessions and offers other resources for employees.

•We prioritize the health and safety of our employees. Guided by a strategic plan that is regularly reviewed, we have a dedicated Employee Health and Safety team, who seek to prevent and reduce workplace risks and injuries through various programs, projects, services, and assistance, such as ergonomic evaluation, hazard reporting, risk assessment, and first aid training. Employee safety is also supported by an access control system at all facilities and a dedicated 24/7 Security team on the Alameda and Roseville campuses. We require all work-related injuries or illnesses to be reported. This information is reviewed monthly by our Safety Committee for analysis and trending.

•We are committed to maintaining and improving the safety of our employees and our workplace. For example, we have taken a number of steps to address the impact of the COVID-19 pandemic on our employees, including continuing to pay employees impacted by the pandemic, avoiding layoffs, and implementing changes to how we manufacture our products and to other processes in order to prioritize the health and safety of our employees and to operate under the protocols mandated by local and state authorities, with measures such as changes to shift schedules, physical distancing, contact tracing, symptom assessments and other safety measures. We will continue to assess, identify and implement measures to support the health and safety of our employees during the pandemic.
Facilities
We maintain approximately 305,000 square feet of research and development, manufacturing and administrative facilities in seven buildings at our campus in Alameda, California. The leases for these seven buildings expire in 2029 to 2035, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through February 1, 2035, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2020 is approximately 175,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 160,000 square feet of manufacturing facility in Roseville, California. The lease for this building expires in 2034, subject to our option to renew the lease for an additional five to ten years. In addition, we lease approximately 20,000 square feet of warehouse space in Livermore, California, and approximately 45,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse space expire in 2022. The lease for the Salt Lake City warehouse expires in 2024, subject to our option to renew the lease for an additional three to nine years.
On September 3, 2019, we entered into a lease for an additional space of approximately 127,000 square feet at our headquarters in the Harbor Bay Business Park in Alameda, California, which has not yet commenced as of December 31, 2020. This additional space is in a to-be-constructed building located at 1310 Harbor Bay Business Parkway and we anticipate substantial completion will occur by the end of 2021.
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
Legal Proceedings
From time to time, we are subject to claims and assessments in the ordinary course of business. For more information regarding our current legal proceedings, please refer to the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. Such matters are subject to many uncertainties and there can be no assurance that legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Business Risks
We have a limited operating history and may not be able to sustain our growth, achieve profitability or generate positive cash flows from operations in the future.
We were founded in 2004 and did not generate any revenue until 2007. Moreover, while we have successfully developed, obtained regulatory clearance or approval for, and introduced a number of products in the neuro market since 2007, we first introduced products in the peripheral vascular and neurosurgical markets in 2013 and 2014, respectively. Accordingly, we only have a limited operating history upon which investors can evaluate our business and prospects, and this limited operating history may not be indicative of our future results. We incurred operating losses in 2018 and 2020. We can give no assurance that we will be profitable or cash flow positive in the future.
Our sales, general and administrative expenses have increased, and we expect that they will continue to increase, to support our past and anticipated future growth. We have also expended significant amounts on research and development to develop our products, and we expect to continue to do so. We also expend significant amounts on maintaining inventory levels of raw materials, components and finished products to meet anticipated customer demand. In addition, our coil products are sold on a consignment basis, which requires us to expend significant amounts on inventory that is placed at many customer locations. Our ability to sustain our growth, and achieve profitability and generate positive operating cash flow in the future may be influenced by many factors, including:
•our ability to achieve and maintain market acceptance of our products;
•unanticipated problems and additional costs relating to the development and testing of new products;
•our ability to introduce, manufacture at scale, build new inventory and commercialize new products;
•our ability to produce sufficient quantities of our products to meet demand;
•the impact of competition;
•the timing and impact of market, reimbursement and regulatory developments;
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular devices. Our most notable competitors are Boston Scientific, Inari, Johnson & Johnson, Medtronic, Stryker and Terumo. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than us. We also compete with a number of smaller medical device companies that have a single product or a limited range of products. Our competitors may be able to spend more on product development, marketing, sales and other product initiatives, or be more focused in their spending and activities, than we can. Some of our competitors have:
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
The ongoing effects of the COVID-19 pandemic have adversely affected and could in the future adversely affect our business, financial condition, results of operations, or cash flows.
In December 2019, a strain of coronavirus, known as COVID-19, surfaced in Wuhan, China and resulted in an outbreak throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Governments, public institutions, and other organizations in countries and localities throughout the world have taken and are continuing to take certain emergency measures to combat the spread of COVID-19, including implementation of restrictions on travel and orders that restrict the operations of institutions such as schools and businesses. While the full impact of the COVID-19 pandemic and government response is not yet known, we have experienced negative impacts from this pandemic and it could materially harm our business, results of operations and financial condition in the future.
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. In particular, a delay in wide distribution of vaccines, or a lack of public acceptance of vaccines, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of COVID-19. We do not yet know the full extent of potential impacts on our business, healthcare systems, the medical device industry or the global economy as a whole. However, these effects could adversely impact our business, financial condition, results of operations, or cash flows.
We face risks related to our controlling interest in MVI Health Inc., including our inexperience with virtual reality technology, and we may be unsuccessful in developing and commercializing products using virtual reality technology.
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
Our company is experienced in and has a strong history of bringing technology to healthcare markets. While we are familiar with the healthcare markets that we plan to target initially, we do not have extensive experience with virtual reality technology and are relying on new hires and consultants with expertise in the field. Apart from funds we have invested to date to purchase our interest in MVI, we continue to invest substantial additional funds for research and development at MVI, to establish manufacturing operations, to hire dedicated sales and marketing personnel and to commercialize products. We consolidate MVI’s financial results into our consolidated financial statements, so losses at MVI could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
•our possible reliance on a limited number of suppliers for key components of the products we develop;
•maintaining an appropriate program for compliance with regulations related to the privacy and security of individually-identifiable patient information, including but not limited to HIPAA;
•our ability to introduce, manufacture at scale, build new inventory and commercialize new products;
•our ability to produce sufficient quantities of products to meet demand;
•the impact of competition, including with respect to the hardware and software underlying our virtual technology platform;
•the timing and impact of market, reimbursement and regulatory developments, including our ability to obtain any required regulatory approvals or clearances outside the United States;
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
Third-party reimbursement may not be available or adequate for the procedures or therapies for which our products are used, and may be subject to change.
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
Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. If we are unable to achieve or maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode and we may be unable to achieve or maintain profitable operations in the future.
We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs.
We currently maintain our primary manufacturing operations at our facilities in Alameda and Roseville, California. We currently produce substantially all of our products at these facilities, and we can give no assurance that these facilities will be adequate for our future needs. We may need to expend significant capital resources and further increase the size of our manufacturing capabilities as we grow our business. We could, however, encounter problems related to:
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
Defects or failures or alleged defects or failures associated with our products could lead to recalls, safety alerts or product-related or securities litigation, as well as significant costs and negative publicity.
Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs, negative publicity and adverse competitive pressure. While we have had product recalls, including the recall of the JET 7 Reperfusion Catheter with Xtra Flex technology in December 2020, they have all been voluntary. The circumstances giving rise to recalls are, however, unpredictable, and any recalls of existing or future products could materially adversely affect our business, results of operations, financial condition or cash flows.

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
Although we carry product liability insurance in the United States and in other countries in which we conduct business, including for clinical trials and product marketing, we can give no assurance that such coverage will be available or adequate to satisfy any claims. Product liability insurance is expensive, subject to significant deductibles and exclusions, and may not be available on acceptable terms, if at all. If we are unable to obtain or maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could materially adversely affect our business, financial condition and results of operations. Defending a product liability suit, regardless of its merit or eventual outcome, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in reduced acceptance of our products in the market, product recalls or market withdrawals.
In addition, the occurrence of an adverse event relating to our products, a product recall or a product liability claim against us may cause our stock price to decline, which could result in securities class action litigation claims against us. We are currently involved in one such lawsuit, as described in more detail below under “Legal Proceedings,” and we may be the target of this type of litigation in the future. Any such litigation could result in substantial costs and a diversion of our management’s attention and resources.
Our products are continually the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, which could materially adversely affect our business, financial condition and results of operations.
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
Negative publicity regarding our products or marketing tactics by competitors or other third parties could reduce demand for our products, which would adversely affect sales and our financial performance.
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
Our reputation and competitive position may also be harmed by other publicly available information suggesting that our products are not safe. For example, we file adverse event reports under Medical Device Reporting (“MDR”) obligations with the FDA that are publicly available on the FDA’s website. We are required to file MDRs if our products may have caused or contributed to a serious injury or death or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Our approach has been to file MDRs even in cases where reporting might not otherwise be required out of an abundance of caution. Any such MDR could result in negative publicity and could harm our reputation and future sales.
In addition, our reputation may be adversely impacted by other third parties, including parties engaged in the short selling of our stock. Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third-party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. We have been in the past, and may continue to be in the future, subject to such attacks by short sellers.
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
Finally, some of our products are sterilized prior to use at a third-party sterilizer in the United States. Recently, certain other sterilization facilities in the United States have undergone temporary closures mandated by state agencies due to concerns over the impact of emissions of ethylene oxide from such facilities. While such facilities have been permitted to resume certain operations due to increased emissions controls and/or the need to sterilize protective equipment during the COVID-19 pandemic, any future closures could lead to increased demand for sterilization services at the facility we currently use to sterilize our products, which could prevent us from being able to sterilize our products at a pace sufficient to meet product demand and/or result in an increase in the cost of sterilization services. In addition, the U.S. Environmental Protection Agency has proposed regulations aimed at reducing hazardous air pollutants, including emissions of ethylene oxide, and any future regulatory action that requires sterilization facilities to close or to take steps to modify their sterilization processes could impact the supply of sterilization services as well as the cost for such services. While we recently obtained back-up sterilization capacity, if the sterilization facility we currently use were to close, even on a temporary basis, due to the limited number of sterilization facilities and the time required to approve and license, and gain regulatory approval for us to use, a sterilization facility, we may not be able to replace lost sterilization capacity on a timely basis, which could materially adversely affect our results of operations.
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
We currently maintain our research and development, administrative and primary manufacturing operations in buildings located at our campus in Alameda, California. Alameda is situated on or near earthquake fault lines, and our facilities are built on filled land, which could be prone to liquefaction in a major earthquake. Should one or more of our buildings be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. While we have additional manufacturing capacity at our Roseville, California facility, such space may not be sufficient to replace lost manufacturing capacity in the event one or more of our Alameda buildings are damaged or destroyed. Moreover, in the event we are required to obtain additional production capacity due to one or more of our Alameda buildings being damaged or destroyed, because of the time required to approve and license a manufacturing facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to obtain replacement production capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost profits, but not losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and certain of our manufacturing activities, combined with our limited inventory of raw materials and components and manufactured products, may cause specialist physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with those specialist physicians in the future. Consequently, a catastrophic event at our Alameda facility could materially adversely affect our business, results of operations, financial condition or cash flows.
Natural disasters and other events beyond our control could harm our business.
Natural disasters or other catastrophic events, such as earthquakes, flooding, wildfires, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, drought, sea level rise and other events beyond our control may cause damage or disruption to our operations, the operations of our suppliers and service providers, international commerce and the global economy, and could seriously harm our revenue and financial condition and increase our costs and expenses. The geographic location of our Alameda, California headquarters and production facilities, as well as the facilities of certain of our key suppliers and service providers, subject them to earthquake and wildfire risks. If a major earthquake, wildfire or other natural disaster were to damage our facilities or the facilities of suppliers and service providers, or impact the ability of our employees or the employees of our suppliers and service providers to travel to their workplace, we may experience potential impacts ranging from production and shipping delays to lost revenues and increased costs, which could significantly harm our business. Moreover, planned widespread blackouts during the peak wildfire season, such as those instituted in October 2019 by Pacific Gas and Electric, the public electric utility in the Northern California region, to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure particularly if prolonged or frequent, could impact our operations and the operations of our suppliers and service providers located in the Northern California region. Many of our employees and the employees of such suppliers and service providers reside in Alameda County or surrounding counties and may be unable to travel to work for the duration of any power shut off. We do not have multiple-site capacity for all of our operations in the event of a business disruption, and our insurance may not be sufficient to cover losses or additional expense that we may sustain. Furthermore, other parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster or other catastrophic event in any of our major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
To successfully market and sell our products internationally, we must address a number of unique challenges applicable to international markets.
For the years ended December 31, 2020, 2019 and 2018, we derived 28.6%, 35.1% and 34.7%, respectively, of our revenue from international sales. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may increase in the future. This revenue and related operations will continue to be subject to the risks and challenges associated with international operations, including:
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
•higher incidence of corruption or unethical business practices; and
•events resulting in negative impacts to, or uncertainty regarding, global trade, such as the COVID-19 pandemic, the reversal or renegotiation of international trade agreements and partnerships or the imposition of tariffs.
If we are unable to successfully address these challenges, we may not be able to grow our international sales and our results of operations may suffer as a result.
Over the long term, we intend to grow our business internationally and to do so, we will need to spend substantial sums to expand or develop direct sales capabilities in existing and new geographic areas, generate additional sales through existing distributors or attract additional distributors, or enter into other arrangements with third parties in international markets to commercialize our products in such markets. In December 2020, we agreed to license the technology for certain of our products to our Chinese partner to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products. We can provide no assurance that this arrangement, which is novel for us, will be successful, or that we will benefit commercially from licensing our technology to a third party in exchange for fixed payments as opposed to selling our products through a distributor. In addition, transferring a portion of our technology to a partner based in China carries risks relating to the intellectual property being transferred. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk in doing business in China. Monitoring and preventing unauthorized use is difficult, and the measures we may take to protect our intellectual property rights may not be adequate to prevent misappropriation.
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
The June 2016 referendum by British voters to exit the European Union and the commencement of the official withdrawal process by the United Kingdom government in March 2017 has created uncertainties affecting business operations in the United Kingdom and the European Union. In December 2020, the United Kingdom and the European Union entered into a trade agreement governing commercial relations after the United Kingdom’s exit from the European Union, which occurred on January 31, 2020. While it is difficult to predict the full extent of the impact of the United Kingdom’s exit from the European Union, changes in the legal and regulatory environments to which our business is subject, trade relations between the United Kingdom and the European Union and other parties, and economic uncertainty in the region could adversely impact our business and results of operations.
In 2018, the United States imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs or other pricing pressures that we may not be able to offset or may otherwise adversely impact our business and results of operations.
We rely on our distributors to market and sell our products in certain international markets.
We have established a direct sales capability in the United States, most of Europe, Canada and Australia, which we have complemented with distributors in certain other international markets. Sales to distributors represented 14.2%, 20.5% and 18.1% of our revenue in 2020, 2019 and 2018, respectively. Our success outside of the United States, most of Europe, Canada and Australia depends largely upon marketing arrangements with distributors, in particular their sales expertise and their relationships with specialist physicians and affiliated hospitals in their geographic areas. Distributors may terminate their relationship with us, sell competitive products or devote insufficient sales efforts or other resources to our products. We do not control our distributors, and they may not be successful in implementing our marketing plans. In addition, many of our distributors initially obtain and maintain foreign regulatory approval for the sale of our products in their respective countries, and their efforts in obtaining and maintaining regulatory approval may not be as robust as we desire or expect. As our business grows, we may seek to expand or otherwise modify our arrangements with our existing distributors and/or retain the services of additional distributors. For example, in December 2020 we entered into an agreement to license the technology for certain of our products to our Chinese partner to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products. However, there can be no assurances that this arrangement, which is novel for us, or other similar arrangements that we may enter into in the future, will be successful. Our failure to maintain our relationships with our existing distributors, or our failure to recruit and retain additional skilled distributors in existing or new international markets, could have an adverse effect on our operations. If current or future distributors do not perform adequately, or if we lose a significant distributor, we may not be able to maintain existing levels of international revenue or realize expected long term international revenue growth. We have in the past experienced turnover with some of our distributors that has adversely affected sales in the countries in which those distributors operate. Similar occurrences could happen in the future.
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
We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Approximately 28.6%, 35.1%, and 34.7% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively, were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our revenue. For direct sales in our international markets, we are paid by our customers in their local currency, which is primarily euros. For sales to distributors in our international markets, we are paid in either U.S. dollars, euros or Japanese yen, with some sales being denominated in other currencies. Therefore, when the U.S. dollar strengthens relative to the euro, yen or other local currency, our U.S. dollar reported revenue from non-U.S. dollar denominated sales will decrease, or we will need to increase our non-U.S. dollar denominated prices, which may not be commercially practical. Conversely, when the U.S. dollar weakens relative to the euro, yen or other local currency, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Global markets and foreign currencies, including the Euro and the British Pound, were adversely impacted, as a result of the June 23, 2016 referendum by British voters to exit the European Union and volatility in foreign currencies is expected to continue as the United Kingdom executes its exit from the European Union. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows.
We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, our business and results of operations may suffer.
We have significantly expanded our overall business, research and development, customer base, product portfolio, employee headcount and operations in recent periods. We have also established new operations in other countries. We have increased our total number of full-time employees from 1,100 as of December 31, 2015, to approximately 3,300 as of December 31, 2020. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
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
We have experienced rapid growth in the market for our products and we believe the demand for our products may not continue to grow at these rates.
Annual revenue from our neurovascular products and vascular products increased by $115.5 million, or 26.0%, over a two-year period from 2018 to 2020. This growth was the result of many factors, including but not limited to continued investment in our sales force and a shift to endovascular treatment as the standard of care in treatment of stroke. As we continue to grow and scale our business, our future growth rates may be more gradual.
We depend on key personnel to operate our business and develop our products, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe that our future success is highly dependent on the contributions of our executive officers, particularly Adam Elsesser, our chief executive officer and president, as well as our ability to attract and retain highly skilled and experienced sales and marketing, technical and other personnel in the United States and in international markets. Each of these persons’ efforts will be critical to us as we continue to develop our products and business. If we were to lose one or more of our key employees, including to competitors, we may experience difficulties in competing effectively, developing our products and implementing our business strategies.
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
We rely on the efficient and uninterrupted operation of information technology systems to process, transmit and store electronic information in our day-to-day operations. All information technology systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. In 2020, we began planning for a new enterprise resource planning (“ERP”) software system implementation which will replace certain existing business, operational, and financial processes and systems. This ERP implementation project has required and may continue to require investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. This system change entails certain risks, including difficulties with changes in business processes that could disrupt our operations, such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. During the transition, we may continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and changes, this may have an adverse impact on our financial condition and operating results.
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
Cost-containment efforts of our customers, purchasing groups and governmental organizations could have a material adverse effect on our sales and ability to achieve or maintain profitability.
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
If we are unable to educate specialist physicians in the proper use of our products, which may be more complex than competitive products or alternative treatments that do not use our products, our business may be material adversely affected and we may experience a high risk of product liability.
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
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable regulatory authorities in foreign countries and by other regulatory agencies and governing bodies. Manufacturers of medical devices such as us must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, most medical devices (Class II & III)

must receive FDA clearance or approval before they can be commercially marketed in the United States. The FDA may require testing and surveillance programs to monitor the effects of cleared or approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-marketing programs. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards and requirements before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA and foreign regulatory authorities for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to our products and result in limitations on the indicated uses of our products. We cannot provide assurance that we will receive the required approval or clearance from the FDA and foreign regulatory authorities for future products on a timely basis. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. We cannot be certain that our future clinical trials will demonstrate the safety and effectiveness of any of our future products or will result in clearance or approval to market any of these products. In addition, our development activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. The failure to receive approval or clearance for significant new products on a timely basis could have a material adverse effect on our business, results of operation, financial condition or cash flows.
The FDA and other foreign regulatory authorities also conduct periodic inspections of our facilities to determine compliance with the FDA’s QSR requirements, MDR regulations and all comparable foreign regulations. Product approvals or clearances by the FDA can be withdrawn, and new product approvals or clearances by the FDA and foreign regulatory bodies can be delayed, due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval or clearance of a product. In addition, state or federal legislation or regulations may impact key manufacturing processes, such as sterilization, which could require expensive and time-consuming changes to our manufacturing processes as well as the need for additional regulatory clearances or approvals. The failure to comply with regulatory requirements or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals or clearances, seizures or recalls of products (with the attendant expenses and adverse competitive impact), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.
The implementation of healthcare reform in the United States could have a material adverse effect on our business.
In March 2010, the Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act, the Affordable Care Act) was enacted into law in the United States. The Affordable Care Act reduced Medicare and Medicaid payments to hospitals and clinical laboratories, and expanded health insurance coverage to uninsured persons in the United States. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, and we expect that there may be additional challenges to the Affordable Care Act in the future. Various healthcare reform proposals have also emerged at the state level. The impact of these laws and proposals could have a material adverse effect on our business, results of operation, financial condition or cash flows.
If we modify our FDA cleared products, we may need to seek and obtain new clearances, which, if not granted, would prevent us from selling our modified products or require us to redesign our products.
A component of our strategy is to continue to modify and upgrade our products that have been cleared by the FDA. The FDA requires device manufacturers to make a determination of whether a modification requires a clearance; however, the FDA can review a manufacturer’s decision not to submit for additional clearances. Any modifications to an FDA cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. We also cannot provide any assurance that the FDA will agree with our decisions not to seek clearances for particular device modifications. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances. If the FDA disagrees, and requires new clearances or approvals for any modifications, and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to recall and to stop the manufacturing and marketing of the modified device until we obtain FDA approval or clearance, and we may be subject to significant regulatory fines or penalties, all of which could harm our results of operations and require us to redesign our products.
We may not receive necessary foreign regulatory approvals or clearances or otherwise comply with foreign regulations.
For the years ended December 31, 2020, 2019 and 2018, sales outside the United States accounted for approximately 28.6%, 35.1%, and 34.7%, respectively, of our total sales, and this percentage may increase in future years. Foreign regulatory bodies have established varying regulations. Specifically, the European Union has promulgated rules that require that medical device products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Although we have received CE markings for all of the products we currently sell in the European Union, we can give no assurance that we will be able to obtain European Union approval for any of our future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.
Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Many countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. By way of example, the European Union regulatory bodies is instituting the EU MDR, which changes many aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification. EU MDR's date of application (full implementation) is May 26, 2021. Once applicable, the EU MDR will impose increased compliance obligations for many parts of our business in order to access the EU market. The notified bodies that will oversee compliance with the new EU MDR, face uncertainties in the upcoming years as the EU MDR is rolled out and enforced, creating risks in several areas, including the CE Marking process, data transparency and application review timetables.
We may not be able to meet regulatory quality requirements applicable to our manufacturing process.
We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which requires manufacturers of medical devices to adhere to certain requirements, including testing, quality control and documentation procedures. In addition, the federal MDR regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or has malfunctioned, and if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. On March 1, 2016, the ISO issued a new Quality Management System (“QMS”) standard for medical device manufacturers, ISO 13485:2016. We received certification to ISO 13485:2016 in 2018 and successfully completed our most recent annual surveillance review in 2020. Compliance with this standard is subject to continual review and is monitored through periodic inspections by our notified body. Some foreign countries, most notably Japan and Brazil, have similar requirements or may require inspections of our manufacturing facilities before approving a product for sale in their country. We have decided to participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan. We received our first MDSAP certification in 2018 and successfully completed our most recent annual surveillance review in 2020. Some of our suppliers are subject to the same or similar scrutiny. If we or our suppliers fail to adhere to QSR, ISO or other regulatory requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or approvals, recalls or other consequences, which could in turn have a material adverse effect on our business, results of operation, financial condition or cash flows.
Notices of inspectional observations or deficiencies from the FDA or other regulatory bodies could require us to undertake corrective and preventive actions or other actions in order to address the FDA’s or other regulatory body’s concerns, which could be expensive and time-consuming to complete and could impose additional burdens and expenses.
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
We are subject to various federal, state and foreign healthcare fraud and abuse laws and regulations, which could significantly impact our business. The laws that may affect our ability to operate include, but are not limited to:
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
•the federal physician sunshine requirements under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives, and ownership and investment interests held by physicians and their immediate family members; and
•state and foreign law equivalents of each of the above federal laws, such as foreign and state anti-kickback, anti-benefit and false claims laws, as well as state and foreign laws and regulations governing interactions with healthcare professionals and requiring disclosure of payments and interactions with healthcare professionals and state and foreign laws governing the privacy and security of health information in certain circumstances.
The scope and enforcement of each of these laws is uncertain and subject to rapid change, which may make it challenging to maintain compliance with such laws. In addition, federal and state enforcement bodies continue to closely scrutinize interactions between healthcare companies and healthcare providers, which may lead to an increased number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.
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
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, including switching the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
We currently own 24 trademarks, related to our company name, logo, products and technology, that are registered with the USPTO as well as 110 trademarks registered outside of the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. There is no guarantee we will be able to secure registration for any of our pending trademark applications with the USPTO or comparable foreign authorities. In addition, third parties have registered trademarks similar or identical to our trademarks, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries where such third parties have registered such trademarks or obtained such common law rights. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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
Since our initial public offering in September 2015, we have financed our operations primarily through our operations and sales of our equity securities. We are unable to predict the extent of any future operating cash flows or whether we will be able to achieve, maintain or grow our profitability in the future. If we require additional financing to continue or expand our operations, for research and development, for acquisitions or for other purposes, we may determine to engage in equity or debt financings or incur other indebtedness. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If needed funds are not available in adequate amounts or on acceptable terms from additional financing sources, our business will be materially adversely affected.
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
The trading price of our common stock has been and is likely to continue to be volatile. From January 1, 2020 through December 31, 2020 our closing stock price as reported on The New York Stock Exchange (“NYSE”) has ranged from $124.34 to $272.83. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Annual Report on Form 10-K or those that we have not anticipated. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our common stock include the following:
•the COVID-19 pandemic and measures taken in response thereto;
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are currently involved in one such lawsuit, as described in more detail below under “Legal Proceedings,” and we may be the target of this type of litigation in the future. This litigation could result in substantial costs and a diversion of our management’s attention and resources.
If our executive officers, directors and largest stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other stockholders.
As of December 31, 2020, our executive officers, directors and holders of 5% or more of our outstanding stock and their affiliates beneficially owned approximately 53.9% of our voting stock in the aggregate. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, our directors, executive officers and holders of 5% or more of our outstanding stock beneficially owned approximately 53.9% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2020, approximately 9,300,000 shares of common stock that are either subject to outstanding options or other equity awards or reserved for future issuance under our equity incentive plans have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Techniques employed by short sellers have in the past and may in the future drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third-party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have led to selling of shares in the market. We have been in the past, and may continue to be in the future, subject to such attacks by short sellers. In November and December 2020, we were the subject of reports by a short seller that contained incorrect and misleading information, which led to a decline in our stock price. Although we timely responded to these false and misleading allegations, we cannot assure you that such similar false and misleading articles will not be published again in the future. The publication of any such articles regarding us in the future may bring about a decline in the market price of our common stock. If we continue to be the subject of unfavorable allegations, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could be distracting for our management team.
Our restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of Delaware law (where we are incorporated), our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:
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
Our amended and restated bylaws designate the state courts located within the state of Delaware (or if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware) as the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to access a favorable judicial forum for disputes with us or our directors, officers or employees
Our amended and restated bylaws designate the state courts located within the state of Delaware (or if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, as the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This forum selection provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, in each case, the rules and regulations thereunder, or for any other claim for which the U.S. federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.

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
Primarily as a result of net operating losses, stock-based compensation, various accruals and reserves, and tax credits, we maintain foreign and domestic DTAs. DTAs reflect an expected benefit to be realized in the future that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. DTAs are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors or regulatory authorities. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the benefits of the domestic DTAs we maintain as of December 31, 2020, exclusive of our federal research and development tax credit, California DTAs and DTAs acquired from MVI that are subject to limitation. However, it is possible that some of our foreign or domestic DTAs could ultimately expire unused, or future DTAs could be created, due to vesting or settlement of stock awards or other book to tax differences, in which we will not have sufficient taxable income in the future to fully utilize these and which will result in us recording a valuation allowance. Therefore, unless we are able to generate sufficient taxable income, a substantial valuation allowance to reduce our DTAs may be required, which would materially increase our tax expense in the period the valuation allowance is recorded and could have a material adverse impact on our financial condition and results of operations.
General Risk Factors
It is difficult to forecast future performance, which may cause our financial results to fluctuate unpredictably.
A number of factors over which we have limited or no control may contribute to fluctuations in our financial results, such as:
•the COVID-19 outbreak and measures taken in response thereto;
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
Additionally, we are subject to laws and regulations with respect to the collection, use, disclosure, transfer and storage of personal data that we may collect from our employees, consultants or in conjunction with clinical trials, or that we may receive in connection with the use of our products. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, established new, and in some cases more stringent, requirements for data protection in Europe. Under the GDPR, enhanced data protection requirements as well as substantial fines for breaches of personal data will apply and increase our obligations and potential liabilities for the personal data that we process or control. We have modified and will continue to modify our practices in order to comply with these and other requirements, which requires us to incur costs and expenses, and we may face difficulties in complying with all privacy and data protection legal requirements that apply to us now or in the future, as well as financial penalties and liabilities if we are unable to do so. Similar issues could arise as a result of the passage of the Brazilian General Data Protection Law, which took effect on September 18, 2020, the California Consumer Privacy Act, which took effect on January 1, 2020, and the California Privacy Rights Act, which was approved by California voters in November 2020 and will take effect on January 1, 2023.
We incur significant costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses as we devote resources to comply with the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We maintain approximately 305,000 square feet of research and development, manufacturing and administrative facilities in seven buildings at our campus in Alameda, California. The leases for these seven buildings expire in 2029 to 2035, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through February 1, 2035, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2020 is approximately 175,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 160,000 square feet of manufacturing facility in Roseville, California. The lease for this building expires in 2034, subject to our option to renew the lease for an additional five to ten years. In addition, we lease approximately 20,000 square feet of warehouse space in Livermore, California, and approximately 45,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire in 2022. The lease for the Salt Lake City warehouse expires in 2024, subject to our option to renew the lease for an additional three to nine years.
On September 3, 2019, we entered into a lease for an additional space of approximately 127,000 square feet at our headquarters in the Harbor Bay Business Park in Alameda, California, which has not yet commenced as of December 31, 2020. This additional space is in a to-be-constructed building and we anticipate substantial completion will occur by the end of 2021.
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
ITEM 3. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “11. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “PEN” since September 18, 2015. Prior to that date, there was no established public trading market for our common stock. As of February 9, 2021, there were 32 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment and (ii) the NYSE Composite for the period from September 18, 2015 (the date our common stock commenced trading on the NYSE) through December 31, 2020. Although our common stock was initially listed at $30.00 per share on the date our common stock was first listed on the NYSE, September 18, 2015, the $30.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $41.30 on September 18, 2015 and in the S&P Healthcare Equipment and NYSE Composite on September 18, 2015 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	9/18/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020
Penumbra	PEN	$100.00	$154.48	$227.85	$295.88	$397.75	$423.73
NYSE Composite	NYA	100.00	110.22	127.68	113.39	138.69	144.79
S&P 500 Healthcare Equipment Index	XHE	100.00	111.87	146.00	159.00	194.45	258.45
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
None.
Recent Sales of Unregistered Securities
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
The following selected consolidated financial data of Penumbra, Inc. should be read in conjunction with, and are qualified by reference to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this report. The consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019, are derived from, and qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016 and selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2020(1)	2019(2)	2018(3)(4)	2017(5)(6)	2016(7)
	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$560,412	$547,405	$444,938	$333,764	$263,317
Gross profit	338,175	371,964	292,533	217,142	170,829
Operating expenses:
Acquired in-process research and development	—	—	30,835	—	—
Total operating expenses	377,117	324,456	293,385	215,977	172,179
(Loss) income from operations	(38,942)	47,508	(852)	1,165	(1,350)
(Loss) income before income taxes and equity in losses of unconsolidated investee	(38,018)	50,135	1,608	2,476	(869)
(Benefit from) provision for income taxes	(18,761)	3,131	(4,403)	(3,611)	(15,683)
(Loss) income before equity in losses of unconsolidated investee	(19,257)	47,004	6,011	6,087	14,814
Equity in losses of unconsolidated investee	—	—	(3,101)	(1,430)	—
Consolidated net (loss) income	$(19,257)	$47,004	$2,910	$4,657	$14,814
Net loss attributable to non-controlling interest	(3,555)	(1,454)	(3,691)	—	—
Net (loss) income attributable to Penumbra, Inc.	$(15,702)	$48,458	$6,601	$4,657	$14,814
Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.44)	$1.39	$0.19	$0.14	$0.49
Diluted	$(0.44)	$1.34	$0.18	$0.13	$0.44
Weighted average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	35,766,892	34,750,706	34,138,176	32,978,065	30,464,583
Diluted	35,766,892	36,265,999	36,086,821	35,319,103	33,478,078

	Year Ended December 31,
	2020(1)	2019(2)	2018(3)(4)	2017(5)(6)	2016(7)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$69,670	$72,779	$67,850	$50,637	$13,236
Marketable investments	195,162	116,610	133,039	163,954	115,517
Total assets	822,983	665,901	515,006	476,667	308,254
Working capital	511,770	372,086	344,664	330,652	228,027
Total stockholders’ equity	637,788	485,613	422,415	400,408	266,547

(1) On January 1, 2020, the Company recorded a $1.3 million adjustment to opening retained earnings upon the adoption of ASU 2016-13. Refer to Note “2. Summary of Significant Accounting Policies” and Note “3. Investments and Fair Value of Financial Instruments” for more information.
(2) In first quarter of 2019, the Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), and its associated amendments. Under the standard, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The Company elected to apply the modified retrospective transition approach to all leases existing at the date of initial application and not restate comparative periods. As a result of the adoption, there was no cumulative-effect adjustment recorded to retained earnings upon adoption. As of January 1, 2019, the Company’s consolidated balance sheet included operating lease right-of-use assets of $43.3 million, current operating lease liabilities of $3.6 million and non-current operating lease liabilities of $47.0 million on the consolidated balance sheet. Refer to Note “2. Summary of Significant Accounting Policies” and Note “10. Leases” for more information.

(3) In the first quarter of 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), and its associated amendments. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company applied the five step method outlined in the ASU to all revenue streams and elected to utilize the modified retrospective implementation method. As a result of adoption, the Company recorded a $0.3 million cumulative adjustment to its retained earnings at January 1, 2018.
(4) During the year ended December 31, 2017, the Company formed MVI Health Inc. (”MVI”) as a privately-held joint venture, with Sixense Enterprises, Inc. (“Sixense”) for the purpose of exploring healthcare applications of virtual reality technology. On August 31, 2018, the Company acquired a controlling interest in MVI which was accounted for as an asset acquisition. In connection with the asset acquisition, the Company recorded a $30.8 million in-process research and development (“IPR&D”) charge in the consolidated statements of operations related to the acquired technology under development from MVI. Of the total IPR&D charge, $27.4 million was attributable to the net loss of Penumbra, Inc. Refer to Note “3. Investments and Fair Value of Financial Instruments” and Note “6. Asset Acquisition” for more information.
(5) Income tax expense for the year ended December 31, 2017, includes $2.4 million of valuation allowance against the Company’s federal research and development tax credits and $15.4 million of deferred income tax due to the remeasurement of the Company’s DTAs at a 21% corporate income tax rate pursuant to the Tax Reform Act. Refer to our risk factor titled “Fluctuations in our effective tax rate and changes to tax laws may adversely affect us” in the section titled “Risk Factors-Risks Related to Our Finances and Capital Requirements.”
(6) In the third quarter of 2017, the Company acquired Crossmed S.p.A. (“Crossmed”). Crossmed is engaged in the business of distributing medical supplies and equipment in Italy, San Marino, Vatican City, and Switzerland. Refer to Note “5. Business Combinations” for more information.
(7) In the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09 which required excess tax benefit attributable to stock-based compensation to be recognized in the income statement. In connection with the adoption, the Company recorded a modified retrospective adjustment of $17.4 million in accumulated deficit.

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
Overview
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market novel products and have a broad portfolio that addresses challenging medical conditions in markets with significant unmet need. Our team focuses on developing, manufacturing and marketing medical devices for use by specialist physicians and healthcare providers to drive improved clinical outcomes. We believe that the cost-effectiveness of our products is attractive to our customers.
Since our founding in 2004, we have invested heavily in our product development capabilities in our major markets: neuro and vascular. We have successfully developed, obtained regulatory clearance or approval for, and introduced products into the neurovascular market since 2007, vascular market since 2013 and neurosurgical market since 2014. We continue to expand our portfolio of product offerings, while developing and iterating on our currently available products.
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
We sell our products to hospitals primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In 2020, 28.6% of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $560.4 million, $547.4 million and $444.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. This represents an annual increase of 2.4% and of 23.0%, respectively. We generated operating losses of $38.9 million and $0.9 million for the years ended December 31, 2020 and 2018, respectively. The operating loss for the year ended December 31, 2018 occurred as a result of the $30.8 million acquired in-process research and development (“IPR&D”) charge recorded in connection with the acquisition of a controlling interest in MVI which was accounted for as an asset acquisition in the third quarter of 2018. We generated operating income of $47.5 million for the year ended December 31, 2019.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread throughout the U.S. and the world. In response, governments have issued orders restricting certain activities, and while our business falls within the category of healthcare operations, which are essential businesses currently permitted to continue operating during the COVID-19 pandemic, we have experienced, and expect to continue to experience, disruptions to our operations as a result of the pandemic. For example, hospital resources have been diverted to fight the pandemic, and many government agencies in conjunction with healthcare systems have recommended the deferral of elective and semi-elective medical procedures during the pandemic. Some of Penumbra’s medical devices are used in certain procedures that the United States Centers for Medicare & Medicaid Services has indicated are “high-acuity” procedures that should not be postponed during the pandemic in its March 18, 2020 recommendations, while other Penumbra devices are used in elective procedures that physicians may consider postponing. Many of the procedures in which our vascular products are used are elective in nature, whereas procedures in which our neuro products are used, such as stroke, tend to be more emergent in nature.
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
•We further strengthened our liquidity position by entering into a Credit Agreement (the “Credit Agreement”) on April 24, 2020, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million, and matures on April 23, 2021. This revolving line of credit provides access to capital beyond the $264.8 million in cash, cash equivalents and marketable investments on our balance sheet as of December 31, 2020, and we believe this will allow us to both navigate the current environment and emerge in a strong liquidity position after the pandemic. As of December 31, 2020, the Company was not in compliance with the requirement in the Credit Agreement to maintain a minimum fixed charge coverage ratio. The Company subsequently entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and has substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. The Company is now in compliance with the requirements in the amended Credit Agreement. As of December 31, 2020, there were no borrowings outstanding under the Credit Agreement. Refer to Part II, Item 9B “Other Information” and Note “9. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K for more information.
•We will continue to prioritize investments in our production capacity and flexibility, commercial channels, preparation for new product launches, and new product developments to help patients.
While we have seen positive trends in certain areas of our business beginning in May 2020, we remain mindful of the negative impacts on business trends we experienced in April 2020 due to the COVID-19 pandemic. The general impact of COVID-19 on our business has been negative and we are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
•The COVID-19 pandemic and measures taken in response thereto, which have negatively affected, and we expect will continue to negatively affect, our revenues and results of operations. Due to these impacts and measures, we may experience significant and unpredictable fluctuations in demand for certain of our products as hospital customers re-prioritize the treatment of patients and distributors adjust their operations to support the current demand level.
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
Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2020, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases. As of the date of adoption of ASC 842 the Company did not have material finance leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate which requires management’s judgement as the rate implicit in the lease is generally not readily determinable. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheet. For more information about the impact of adoption and disclosures on the Company’s leases, refer to Note “10. Leases.”
Revenue Recognition
Revenue is primarily comprised of product revenue net of returns, discounts, administration fees and sales rebates. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. With respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. Refer to Note “17. Revenues” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information and disclosures on our revenue.
Certain arrangements with customers contain multiple performance obligations. For these contracts, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors including, but not limited to, the expected cost and margin of the products and services, geographies, and other market conditions. The use of alternative estimates could result in a different amount of revenue deferral.
We defer revenue for amounts that we have already invoiced our customers for and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met.
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. During the year ended December 31, 2020, we made no material changes in estimates for variable consideration.
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
During the year ended December 31, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act (the “CAA”) were enacted, which provides certain tax relief to business taxpayers. Both Acts did not have a material impact to our financial statements for the year ended December 31, 2020.
Significant domestic DTAs were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. As of December 31, 2020, we had approximately $142.3 million, $93.1 million and $0.2 million of federal, state and foreign net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards will expire from 2036 and 2021, respectively. At December 31, 2020, we had research credits available to offset federal and state tax liabilities in the amount of $14.1 million and $14.5 million, respectively. The federal tax credits will begin to expire in 2024. California state tax credits have no expiration.
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
As of December 31, 2020, our net DTA balance was $48.5 million, after reduction of a valuation allowance of $28.8 million. We do not maintain valuation allowances against any of our foreign DTAs as we believe, at the required more-likely-than-not level of certainty, that our foreign subsidiaries will generate sufficient future taxable income to realize the benefit of their DTAs in full. In the period ended December 31, 2020, we measured our domestic net operating loss (“NOL”) DTA balances against projections of future taxable income with consideration of relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOLs generated in years beginning on or after January 1, 2018. Despite the operational loss in the year ended December 31, 2020 primarily due to the COVID-19 pandemic, we determined that we would be in a three-year cumulative taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation.
The Tax Reform Act extended the carryforward period of net operating losses generated in tax years beginning on or after January 1, 2018 such that the losses may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The tax attribute ordering rules provide that to offset taxable income, net operating losses must be used prior to the utilization of tax credits. Accordingly, we cannot assert, at the required more-likely-than-not level of certainty, that we will be able to realize the benefit of our federal research and development tax credit DTAs, with a limited 20-year carryforward period, prior to expiration.
After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, we concluded that sufficient future taxable income will be generated to realize the benefits of our domestic DTAs prior to expiration, other than our federal research and development tax credit DTAs which are expected to expire before their utilization. As a result, in the period ended December 31, 2020, we continued to record a valuation allowance against our federal research and development tax credit. In addition, we continue to maintain a full valuation allowance against our California DTAs.
Our DTA balance also includes $3.1 million of tax attributes gained upon acquisition of a majority interest ownership in MVI. The acquired DTAs are subject to Separate Return Limitation Year (“SRLY”) rules which will limit the utilization of pre-acquisition tax attributes to offset future taxable income solely generated by MVI. As of December 31, 2020, we could not conclude, at the required more-likely-than-not level of certainty, that MVI will generate sufficient taxable income to realize the benefit of its tax attributes prior to expiration and so a $3.1 million valuation allowance was recorded against the DTAs acquired from MVI.
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

Results of Operations
The following table sets forth the components of our consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2020		2019		2018
	(in thousands, except for percentages)
Revenue	$560,412	100.0%	$547,405	100.0%	$444,938	100.0%
Cost of revenue	222,237	39.7%	175,441	32.0%	152,405	34.3%
Gross profit	338,175	60.3%	371,964	68.0%	292,533	65.7%
Operating expenses:
Research and development	90,049	16.2%	51,723	9.5%	36,165	8.1%
Sales, general and administrative	287,068	51.2%	272,733	49.8%	226,385	50.9%
Acquired in-process research and development	—	—%	—	—%	30,835	6.9%
Total operating expenses	377,117	67.3%	324,456	59.3%	293,385	65.9%
(Loss) income from operations	(38,942)	(6.9)%	47,508	8.7%	(852)	(0.2)%
Interest income, net	1,267	0.2%	2,854	0.5%	2,964	0.7%
Other expense, net	(343)	(0.1)%	(227)	—%	(504)	(0.1)%
(Loss) income before income taxes and equity in losses of unconsolidated investee	(38,018)	(6.8)%	50,135	9.2%	1,608	0.4%
(Benefit from) provision for income taxes	(18,761)	(3.3)%	3,131	0.6%	(4,403)	(1.0)%
(Loss) income before equity in losses of unconsolidated investee	(19,257)	(3.4)%	47,004	8.6%	6,011	1.4%
Equity in losses of unconsolidated investee	—	—%	—	—%	(3,101)	(0.7)%
Consolidated net (loss) income	$(19,257)	(3.4)%	$47,004	8.6%	$2,910	0.7%
Net loss attributable to non-controlling interest	(3,555)	(0.6)%	(1,454)	(0.3)%	(3,691)	(0.8)%
Net (loss) income attributable to Penumbra, Inc.	$(15,702)	(2.8)%	$48,458	8.9%	$6,601	1.5%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Vascular	$267,783	$215,720	$52,063	24.1%
Neuro	292,629	331,685	(39,056)	(11.8)%
Total	$560,412	$547,405	$13,007	2.4%
Revenue increased $13.0 million, or 2.4%, to $560.4 million in 2020, from $547.4 million in 2019. The increase in overall revenue was primarily due to an increase in sales of new and existing products within our vascular business, partially offset by a decrease in sales within our neuro business.
Revenue from our vascular products increased $52.1 million, or 24.1%, to $267.8 million in 2020, from $215.7 million in 2019. This increase was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 38.6% and 9.3%, respectively, in the year ended December 31, 2020. This increase was primarily due to high sales volume as a result of sales of new products and further market penetration of our existing products. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products decreased $39.1 million, or 11.8%, to $292.6 million in the year ended December 31, 2020, from $331.7 million in the year ended December 31, 2019. This was primarily attributable to decreased sales of our neuro thrombectomy products and neuro embolization products, which globally declined by 19.3% and 2.6%, respectively, and partially offset by an increase in sales of new and existing products within our neuro access products in the twelve months ended December 31, 2020. This decrease was primarily attributable to: (i) decreased sales in Japan as a result of reimbursement changes and on-going discussions with our distributor partner, and (ii) lower sales volume as a result of hospitals performing fewer procedures and a decline in other international distribution sales, all primarily resulting from the response to the COVID-19 pandemic by hospitals and our distributors. Prices for our neuro products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2020		2019		$	%
	(in thousands, except for percentages)
United States	$400,270	71.4%	$355,222	64.9%	$45,048	12.7%
Other International	160,142	28.6%	192,183	35.1%	(32,041)	(16.7)%
Total	$560,412	100.0%	$547,405	100.0%	$13,007	2.4%
Revenue from sales in international markets decreased $32.0 million, or 16.7%, to $160.1 million in 2020, from $192.2 million in 2019. Revenue from international sales represented 28.6% and 35.1% of our total revenue in 2020 and 2019, respectively.
Gross Margin

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of revenue	$222,237	$175,441	$46,796	26.7%
Gross profit	$338,175	$371,964	$(33,789)	(9.1)%
Gross margin %	60.3%	68.0%
Gross margin decreased by 7.7% percentage points to 60.3% in 2020, from 68.0% in 2019. This decrease in gross margin was primarily driven by four components: (i) incremental investments in COVID-19 related safety measures, which include trade-offs made in productivity and capacity; (ii) accelerated investments in direct labor hires and production support to enable production scale-up in our Alameda and Roseville manufacturing facilities, respectively, undertaken to support new product launches and meet increasing demand in a less efficient manufacturing environment; (iii) unabsorbed manufacturing variances due to lower production volume in the first and second quarters of 2020 and (iv) a one-time, non-recurring $18.4 million reduction in gross profit during the year ended December 31, 2020 as a result of the December 2020 voluntary recall of JET 7 Xtra Flex.
Research and Development (“R&D”)

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
R&D	$90,049	$51,723	$38,326	74.1%
R&D as a percentage of revenue	16.1%	9.4%
R&D expenses increased by $38.3 million or 74.1%, to $90.0 million in 2020, from $51.7 million in 2019. The increase was primarily due to a $20.3 million increase in personnel-related expenses, which primarily includes one-time, non-recurring personnel-related expenses associated with the launch of our Lightning product, and a $14.9 million increase in product development and testing costs.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development.
Sales, General and Administrative (“SG&A”)

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
SG&A	$287,068	$272,733	$14,335	5.3%
SG&A as a percentage of revenue	51.2%	49.8%
SG&A expenses increased by $14.3 million, or 5.3%, to $287.1 million in 2020, from $272.7 million in 2019. The increase was primarily due to a $29.3 million increase in personnel-related expense and a $4.5 million increase in infrastructure costs, partially offset by a $11.1 million decrease in cost related to marketing events, and a $10.9 million decrease in travel-related expenses.
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
(Benefit from) Provision for Income Taxes

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$(18,761)	$3,131	$(21,892)	(699.2)%
Effective tax rate	49.3%	6.2%
Our benefit from income taxes was $18.8 million in 2020, which was primarily due to tax benefits attributable to our worldwide losses, combined with excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our provision for income taxes was $3.1 million in 2019, which was primarily due to income taxes attributable to our worldwide profits, offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our effective tax rate changed to 49.3% in 2020, compared to 6.2% in 2019. The change in effective tax rate was primarily attributable to large tax benefits over worldwide losses for the year ended December 31, 2020, when compared to small tax expense over worldwide profits for the year ended December 31, 2019.
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
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2019		2018		$	%
	(in thousands, except for percentages)
United States	$355,222	64.9%	$290,716	65.3%	$64,506	22.2%
Japan	42,520	7.8%	41,805	9.4%	$715	1.7%
Other International	149,663	27.3%	112,417	25.3%	$37,246	33.1%
Total	$547,405	100.0%	$444,938	100.0%	$102,467	23.0%
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
Our provision for income taxes increased $7.5 million, to $3.1 million in 2019, from a benefit of $4.4 million in 2018. Our effective tax rate changed to 6.2% in 2019, compared to (273.8)% in 2018. The tax provision for the year ended December 31, 2019 was primarily due to income taxes attributable to our worldwide profits, offset by excess tax benefits from stock-based compensation associated with our U.S. jurisdiction. The tax benefit for the year ended December 31, 2018 was primarily due to the inclusion of excess tax benefits from stock-based compensation associated with our U.S. jurisdiction, offset by income taxes attributable to our foreign jurisdictions and a tax charge resulting from the IPR&D expense associated with the acquisition of a controlling interest in MVI, which is not deductible for tax purposes.
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
Quarterly Results of Operations
For our unaudited quarterly results of operations for the eight quarters ended December 31, 2020, please see Note “18. Selected Quarterly Financial Data (Unaudited)” in Part II, Item 8 of this Annual Report on Form 10-K.
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

Liquidity and Capital Resources
As of December 31, 2020, we had $511.8 million in working capital, which included $69.7 million in cash and cash equivalents and $195.2 million in marketable investments. As of December 31, 2020, we held approximately 25.0% of our cash and cash equivalents in foreign entities.
In June 2020, we issued and sold an aggregate of 865,963 shares of our common stock at a public offering price of $166.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. We received approximately $134.8 million in net cash proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering expenses of $0.4 million. We intend to use the net proceeds from this offering for general corporate purposes, including working capital, continued development of our products, including research and development and clinical trials, potential acquisitions and other business opportunities. Pending the use of the net proceeds from this offering, we are investing the net proceeds in investment grade, interest bearing securities.
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. In order to further strengthen our liquidity position and financial flexibility during the COVID-19 pandemic, on April 24, 2020 we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and matures on April 23, 2021. As of December 31, 2020, the Company was not in compliance with the requirement in the Credit Agreement to maintain a minimum fixed charge coverage ratio. The Company subsequently entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and has substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. The Company is now in compliance with the requirements in the amended Credit Agreement. As of December 31, 2020, there were no borrowings outstanding under the Credit Agreement. Refer to Part II, Item 9B “Other Information” and Note “9. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K for more information.
We believe these sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. We expect to continue to make investments as we launch new products, expand our manufacturing operations and information technology infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders and could require us to agree to covenants that limit our operating flexibility.
While we have strengthened our liquidity position, as a result of the COVID-19 pandemic, we cannot reliably estimate the extent to which the COVID-19 pandemic may impact our cash flow from operations.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of December 31, 2020 and December 31, 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$69,670	$72,779
Marketable investments	195,162	116,610
Accounts receivable, net	114,608	105,901
Accounts payable	14,109	15,111
Accrued liabilities	85,795	67,630
Working capital(1)	511,770	372,086

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents at beginning of year	$72,779	$67,850	$50,637
Net cash (used in) provided by operating activities	(33,242)	26,652	28,808
Net cash used in investing activities	(104,149)	(12,711)	(385)
Net cash provided by (used in) financing activities	134,917	(8,959)	(9,815)
Cash and cash equivalents at end of year	69,670	72,779	67,850

Net Cash (Used In) Provided By Operating Activities
Net cash (used in) provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, loss on non-marketable equity investments, provision for doubtful accounts, inventory write-offs and write-downs, changes in deferred tax balances, and acquired IPR&D charges), and the effect of changes in working capital and other activities.
Net cash (used in) operating activities was $33.2 million in 2020 and consisted of net loss of $19.3 million and non-cash items of $37.2 million offset by net changes in operating assets and liabilities of $51.2 million. The change in operating assets and liabilities includes an increase in inventories of $57.0 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $8.9 million, an increase in accounts receivable of $8.3 million, and a decrease in accounts payable of $0.3 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $23.3 million primarily as a result of the growth in our business activities as well as liabilities incurred related to our voluntary recall in December 2020.
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
Net Cash Used In Investing Activities
Net cash used in investing activities relates primarily to purchases of marketable investments, consideration transferred in connection with asset acquisitions, capital expenditures, payments for leases that have not yet commenced, and non-marketable investments, partially offset by proceeds from maturities and sales of marketable investments.
Net cash used in investing activities was $104.1 million in 2020 and primarily consisted of purchases of marketable investments, net of proceeds from maturities and sales, of $76.3 million and capital expenditures of $24.8 million.
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
Net Cash Provided By (Used In) Financing Activities
Net cash provided by (used in) financing activities primarily relates to proceeds from issuance of common stock upon underwritten public offering, payments of employee taxes related to vested restricted stock units, payments towards the reduction of our finance lease obligations and certain acquisition-related payments, and proceeds from exercises of stock options and issuances of common stock.
Net cash provided by financing activities was $134.9 million in 2020 and primarily consisted of proceeds from the issuance of common stock, net of issuance costs, of $134.8 million, proceeds from the issuance of stock under our employee stock purchase plan of $11.3 million and proceeds from exercises of stock options of $5.2 million. This was partially offset by $10.1 million of payments of employee taxes related to vested restricted stock units, payments related to finance lease obligations of $3.4 million and payments related to contingent consideration in connection with our acquisition in 2017 of $0.7 million.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
	(in thousands)
Rent obligations(1)	$100,626	$8,769	$17,567	$17,794	$56,496
Equipment lease obligations(2)	4,423	1,574	$2,084	765	—
Purchase commitments(3)	14,066	12,717	907	442	—
Total	$119,115	$23,060	$20,558	$19,001	$56,496

(1)Our rent obligations in the table above exclude the 1310 Harbor Bay Lease and potential obligations for additional space(s) that may be added to our lease by our landlord in the future. For example, if any space becomes vacant in any of the buildings located in the same business park as our corporate headquarters and manufacturing facilities in Alameda, California through 2035, that space will be added to the lease. The additional space could potentially result in approximately $3.2 million of annual rent expense based on current terms of the lease. The Company has a right of first offer to lease any space that becomes available after such date.
(2)We lease equipment and automobiles primarily under operating leases.
(3)Purchase commitments primarily consist of contracts with suppliers to purchase raw materials to be used to manufacture products.
At December 31, 2020, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $2.5 million, which are not included in the table above. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty.
The amounts in the table above do not reflect royalty obligations under a license agreement as amounts due thereunder fluctuate depending on sales levels. Royalty expense included in cost of sales for the years ended December 31, 2020, 2019 and 2018 was $2.5 million, $3.8 million and $3.4 million, respectively. For more information on these royalty obligations, refer to Note “11. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Interest Rate Risk. We had cash and cash equivalents of $69.7 million as of December 31, 2020, which consisted of funds held in general checking, savings, and money market accounts. In addition, we had marketable investments of $195.2 million, which consisted primarily of commercial paper, corporate bonds, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under our Credit Agreement bear interest at: 1) the adjusted LIBO rate or adjusted EURIBO rate, as applicable, plus an applicable rate, for euro currency revolving borrowing; or 2) an alternate base rate plus an applicable rate, for revolving borrowing in U.S. Dollars. As of December 31, 2020, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses, using the modified retrospective transition approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes – Realizability of Deferred Tax Assets — Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
The Company recognizes deferred income taxes based on differences between the financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates and laws in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets (“DTAs”) to the amounts expected to be realized based on estimates of future taxable income. The Company’s net DTA as of December 31, 2020 was $48.5 million after a reduction of a valuation allowance of $28.7 million.

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
/s/ Deloitte & Touche LLP
San Francisco, California
February 23, 2021
We have served as the Company's auditor since 2008.

Penumbra, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$69,670	$72,779
Marketable investments	195,162	116,610
Accounts receivable, net of allowance for credit losses of $2,198 at December 31, 2020 and net of doubtful accounts of $2,946 at December 31, 2019	114,608	105,901
Inventories	219,527	152,992
Prepaid expenses and other current assets	18,735	14,852
Total current assets	617,702	463,134
Property and equipment, net	48,169	51,812
Operating lease right-of-use assets	41,192	43,717
Finance lease right-of-use assets	38,065	39,924
Intangible assets, net	10,639	25,407
Goodwill	8,372	7,656
Deferred taxes	50,139	31,305
Other non-current assets	8,705	2,946
Total assets	$822,983	$665,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,109	$15,111
Accrued liabilities	85,795	67,630
Current operating lease liabilities	4,697	4,142
Current finance lease liabilities	1,331	4,165
Total current liabilities	105,932	91,048
Non-current operating lease liabilities	44,183	47,242
Non-current finance lease liabilities	27,066	26,748
Other non-current liabilities	8,014	15,250
Total liabilities	185,195	180,288
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value per share - 5,000,000 shares authorized, none issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $.001 par value per share - 300,000,000 shares authorized, 36,414,732 issued and outstanding at December 31, 2020; 300,000,000 shares authorized, 35,001,581 issued and outstanding at December 31, 2019	36	35
Additional paid-in capital	598,299	430,659
Accumulated other comprehensive income (loss)	2,541	(2,324)
Retained earnings	40,622	57,522
Total Penumbra, Inc. stockholders’ equity	641,498	485,892
Non-controlling interest	(3,710)	(279)
Total stockholders’ equity	$637,788	$485,613
Total liabilities and stockholders’ equity	$822,983	$665,901
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$560,412	$547,405	$444,938
Cost of revenue	222,237	175,441	152,405
Gross profit	338,175	371,964	292,533
Operating expenses:
Research and development	90,049	51,723	36,165
Sales, general and administrative	287,068	272,733	226,385
Acquired in-process research and development	—	—	30,835
Total operating expenses	377,117	324,456	293,385
(Loss) income from operations	(38,942)	47,508	(852)
Interest income, net	1,267	2,854	2,964
Other expense, net	(343)	(227)	(504)
(Loss) income before income taxes and equity in losses of unconsolidated investee	(38,018)	50,135	1,608
(Benefit from) provision for income taxes	(18,761)	3,131	(4,403)
(Loss) income before equity in losses of unconsolidated investee	(19,257)	47,004	6,011
Equity in losses of unconsolidated investee	—	—	(3,101)
Consolidated net (loss) income	$(19,257)	$47,004	$2,910
Net loss attributable to non-controlling interest	(3,555)	(1,454)	(3,691)
Net (loss) income attributable to Penumbra, Inc.	$(15,702)	$48,458	$6,601

Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.44)	$1.39	$0.19
Diluted	$(0.44)	$1.34	$0.18
Weighted average shares outstanding:
Basic	35,766,892	34,750,706	34,138,176
Diluted	35,766,892	36,265,999	36,086,821
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Consolidated net (loss) income	$(19,257)	$47,004	$2,910
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	4,456	(1,120)	(3,246)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	409	738	(265)
Total other comprehensive income (loss), net of tax	$4,865	$(382)	$(3,511)
Consolidated comprehensive (loss) income	$(14,392)	$46,622	$(601)
Net loss attributable to non-controlling interest	$(3,555)	$(1,454)	$(3,691)
Comprehensive (loss) income attributable to Penumbra, Inc.	$(10,837)	$48,076	$3,090
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2017	33,685,146	$33	$396,810	$1,569	$1,996	$400,408	$—	$400,408
Issuance of common stock	774,475	1	5,063	—	—	5,064	—	5,064
Issuance of common stock under employee stock purchase plan	74,344	—	7,231	—	—	7,231	—	7,231
Issuance of common stock pursuant to royalty buyout	53,256	—	5,256	—	—	5,256	—	5,256
Shares held for tax withholding	(149,882)	—	(17,725)	—	—	(17,725)	—	(17,725)
Stock-based compensation	—	—	18,449	—	—	18,449	—	18,449
Cumulative effect adjustments(1)	—	—	—	—	467	467	—	467
Asset acquisition date fair value of non-controlling interest	—	—	—	—	—	—	3,366	3,366
Capital contribution from non-controlling interest	—	—	—	—	—	—	500	500
Other comprehensive loss	—	—	—	(3,511)	—	(3,511)	—	(3,511)
Net income (loss)	—	—	—	—	6,601	6,601	(3,691)	2,910
Balance at December 31, 2018	34,437,339	$34	$415,084	$(1,942)	$9,064	$422,240	$175	$422,415
Issuance of common stock	612,221	1	4,120	—	—	4,121	—	4,121
Issuance of common stock under employee stock purchase plan	81,644	—	8,984	—	—	8,984	—	8,984
Shares held for tax withholdings	(129,623)	—	(18,535)	—	—	(18,535)	—	(18,535)
Stock-based compensation	—	—	21,006	—	—	21,006	—	21,006
Capital contributions of non-controlling interest	—	—	—	—	—	—	1,000	1,000
Other comprehensive loss	—	—	—	(382)	—	(382)	—	(382)
Net income (loss)	—	—	—	—	48,458	48,458	(1,454)	47,004
Balance at December 31, 2019	35,001,581	$35	$430,659	$(2,324)	$57,522	$485,892	$(279)	$485,613
Issuance of common stock	520,185		5,115		—	5,115	124	5,239
Issuance of common stock under employee stock purchase plan	77,528		11,300		—	11,300		11,300
Issuance of common stock upon underwritten public offering, net of issuance cost	865,963	1	134,758	—	—	134,759	—	134,759
Shares held for tax withholding	(50,525)		(10,066)		—	(10,066)		(10,066)
Stock-based compensation	—	—	26,533	—	—	26,533	—	26,533
Cumulative effect adjustment(2)	—	—	—	—	(1,198)	(1,198)	—	(1,198)
Other comprehensive income	—			4,865	—	4,865	—	4,865
Net loss	—	—	—		(15,702)	(15,702)	(3,555)	(19,257)
Balance at December 31, 2020	36,414,732	$36	$598,299	$2,541	$40,622	$641,498	$(3,710)	$637,788

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
(2) Cumulative effect adjustments relate to the adoption of Accounting Standard Update (“ASU”) No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Refer to Note “2. Summary of Significant Accounting Policies” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,257)	$47,004	$2,910
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,891	8,104	6,168
Stock-based compensation	25,541	21,485	18,422
Loss on non-marketable equity investments	—	—	3,101
Inventory write-offs and write-downs	10,571	4,411	1,700
Deferred taxes	(18,818)	1,820	(6,480)
Impairment of intangible asset	2,500	—	—
Acquired in-process research and development	—	—	30,835
Other	4,520	670	2,412
Changes in operating assets and liabilities:
Accounts receivable	(8,295)	(25,029)	(25,762)
Inventories	(56,981)	(41,407)	(22,288)
Prepaid expenses and other current and non-current assets	(8,865)	(4,001)	2,231
Accounts payable	(308)	6,038	1,329
Accrued expenses and other non-current liabilities	23,259	7,557	14,230
Net cash (used in) provided by operating activities	(33,242)	26,652	28,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition (Note 6), net of cash acquired	—	—	(20,414)
Contributions to non-marketable investments	—	—	(1,382)
Lease payments made prior to commencement	—	(6,636)	—
Purchases of marketable investments	(153,061)	(77,326)	(108,227)
Proceeds from sales of marketable investments	7,897	4,746	12,129
Proceeds from maturities of marketable investments	68,831	90,614	127,112
Purchases of property and equipment	(24,756)	(22,109)	(9,603)
Other	(3,060)	(2,000)	—
Net cash used in investing activities	(104,149)	(12,711)	(385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	134,759	—	—
Proceeds from exercises of stock options	5,239	4,120	5,064
Proceeds from issuance of stock under employee stock purchase plan	11,300	8,984	7,231
Payment of obligations on debt and credit facilities	—	—	(404)
Payment of employee taxes related to vested common and restricted stock	(10,066)	(18,535)	(17,725)
Payments of finance lease obligations	(3,418)	(2,570)	—
Payment of acquisition-related obligations	(683)	(1,758)	(4,481)
Proceeds from capital contribution from non-controlling interest	—	800	500
Other	(2,214)	—	—
Net cash provided by (used in) financing activities	134,917	(8,959)	(9,815)
Effect of foreign exchange rate changes on cash and cash equivalents	(635)	(53)	(1,395)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,109)	4,929	17,213
CASH AND CASH EQUIVALENTS—Beginning of period	72,779	67,850	50,637
CASH AND CASH EQUIVALENTS—End of period	$69,670	$72,779	$67,850
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,414	$175	$156
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued as consideration in connection with a buyout agreement (Notes 7, 11 and 12)	$—	$—	$5,256
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,407	$2,903	$1,037
Asset acquisition (Note 6) and acquisition of business (Note 5) related contingent and working capital liabilities	$—	$—	$4,000
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain changes in presentation were made in the consolidated financial statements for the year ended December 31, 2019 and 2018, to conform to the presentation for the year ended December 31, 2020.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, allowances for credit losses, standalone selling prices used to allocate revenue to performance obligations which are not directly observable, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of property and equipment, operating and finance lease right-of-use (“ROU”) assets and liabilities, income taxes, contingent consideration and other contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
Segments
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical devices, and operates as one operating segment. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. The Company’s entity-wide disclosures are included in Note “17. Revenues.”
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in United States Dollars (“USD”). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues are translated using the exchange rate as of the date of transaction and expenses are translated using the average exchange rates in effect for the year involved. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Transactions denominated in currencies other than the respective functional currencies are translated at exchange rates as of the date of transaction with foreign currency gains and losses recorded in other expense, net in the consolidated statements of operations. The Company realized net foreign currency transaction losses of a nominal amount, $0.8 million and $0.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments (as described in greater detail in this footnote under the header “Cash, Cash Equivalents and Marketable Investments” below) and accounts receivable. The majority of the Company’s cash is held by one financial institution in the U.S. in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2020 and held cash in foreign entities of approximately $17.4 million and $17.3 million at December 31, 2020 and 2019, respectively, which was not federally insured.
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
During the year ended December 31, 2020, 2019, and 2018, no customer accounted for greater than 10% of the Company’s revenue. One customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2020 and 2019.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Impairment of Marketable Investments
As a result of the of the adoption of the ASU 2016-13 during the year ended December 31, 2020, the Company is exposed to credit losses through its investments in available-for-sale securities. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The Company reviews each impaired available-for-sale security held in its portfolio to determine whether the decline in fair value below its amortized cost basis is the result of credit losses or other factors. An allowance for credit losses is to be recorded as a charge to net income in an amount equal to the difference between the impaired security’s amortized cost basis and the amount expected to be collected over the lifetime of security, limited by the amount that the fair value is less than its amortized cost basis. Any remaining difference between its amortized cost basis and fair value is deemed not to be due to expected credit losses and is recorded as a component of accumulated other comprehensive loss. The Company’s impairment review considers several factors to determine if an expected credit loss is present including the discounted present value of expected cash flows of the security, the capacity to hold a security or sell a security before recovery of the decline in amortized cost, the credit rating of the security and forecasted and historical factors that affect the value of the security.
In fiscal years prior to the adoption of ASU 2016-13, unrealized gains or losses on these securities were recorded to accumulated other comprehensive loss until either the security was sold or the Company determined that the decline in value was other-than-temporary. The primary differentiating factors the Company considered when classifying impairments as either temporary or other-than-temporary impairments was the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment had been less than cost, the financial condition, and near-term prospects of the issuer.
During the year ended December 31, 2020, the Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss. There were no other-than-temporary impairments for the years ended December 31, 2019 and 2018.
Non-Marketable Equity Investments
Entities in which the Company has at least a 20%, but not more than a 50%, interest are accounted for under the equity method unless it is determined that the Company has a controlling financial interest in the entity, in which case the entity would be consolidated. Non-marketable equity investments are classified as long-term investments on the consolidated balance sheet. The Company’s proportionate share of the operating results of its non-marketable equity method investments are recorded as profit or loss and presented in equity in losses of unconsolidated investee, in the consolidated statements of operations. See Note “6. Asset Acquisition” for further details.
Accounts Receivable
As a result of the adoption of ASU 2016-13 on January 1, 2020, accounts receivable are measured at amortized cost less the allowance for credit losses. The Company measures expected credit losses for its accounts receivables utilizing a loss-rate approach. The allowance for expected credit losses assessment requires a degree of estimation and judgement. The expected loss-rate is calculated by utilizing historical credit losses incurred as a percentage of the Company’s historical accounts receivable balances, pooled by customers with similar geographic credit risk characteristics. The loss-rate is adjusted for management’s expectations regarding current conditions and forecasts about future conditions which impact expected credit losses. The Company considers factors such as customers credit risk, geographic related risks and economic conditions that may affect a customer’s credit quality classification.
Prior to the adoption of ASU 2016-13, the Company recognized losses when a loss was incurred or deemed probable by recording a specific allowance against amounts due, and thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. In fiscal years prior to the adoption of ASU 2016-13, accounts receivable were stated at invoice value less estimated allowances for doubtful accounts. The Company recognized losses when a loss was incurred or deemed probable by recording a specific allowance against amounts due, and thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. The Company monitored customer payments and maintained a reserve for estimated losses resulting from its customers’ inability to make required payments considering factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or net realizable value. Write-downs are provided for raw materials, components or finished goods that are determined to be excessive or obsolete. The Company regularly reviews inventory quantities in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. As a result of these evaluations, the Company recognized total write-offs and write-downs of $10.6 million, $4.4 million, and $1.7 million for the years ended December 31, 2020, 2019 and 2018.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There was no impairment of long-lived assets during the years ended December 31, 2020, 2019 or 2018.
Contingent Consideration
Certain agreements the Company enters into involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recognized generally within sales, general and administrative expense, depending on the nature of the contingent consideration liability, in the consolidated statements of operations. Asset acquisitions are accounted for using a cost accumulation and allocation model and the cost of the acquisition is allocated to the assets acquired and liabilities assumed. Contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated.
Intangible Assets
Intangible assets primarily consist of purchased rights to licensed technology, customer relationships, and trade secrets and processes.
Indefinite-lived intangible assets consisted of an exclusive right to licensed technology. The acquired licensed technology was accounted for as an indefinite-lived intangible asset. Indefinite-lived intangible assets are tested for impairment at least annually, in the fourth quarter, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. If the fair value of the asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference between the carrying amount and the fair value. Refer to Note “7. Intangible Assets” for more information on the Company’s intangible assets.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company operates as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level. Refer to Note “5. Business Combinations” and Note “8. Goodwill” for more information.
Revenue Recognition
Revenue is primarily comprised of product revenue net of returns, discounts, administration fees and sales rebates. The Company adopted the guidance under ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Under ASC 606, the Company recognizes revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. With respect to products that the Company consigns to hospitals, which primarily consist of coils, the Company recognizes revenue at the time hospitals utilize products in a procedure.
Certain arrangements with customers contain multiple performance obligations. For these contracts, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering entity-specific factors including, but not limited to, the expected cost and margin of the products and services, geographies, and other market conditions. The use of alternative estimates could result in a different amount of revenue deferral.
Deferred revenue represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As of December 31, 2020 and December 31, 2019, respectively, the Company's deferred revenue balance was not material.
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
For more information and disclosures on the Company’s revenue, refer to Note “17. Revenues.”
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Advertising Costs
Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising costs were $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Net (Loss) Income Per Share of Common Stock
The Company’s basic net (loss) income attributable to Penumbra, Inc. per share is calculated by dividing the net (loss) income attributable to Penumbra, Inc. per share by the weighted average number of shares of common stock outstanding for the period. The diluted net (loss) income per share attributable to Penumbra, Inc. is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock and restricted stock units are considered common stock equivalents.
Leases
The Company adopted the guidance under ASC Topic 842, “Leases” ("ASC 842") on January 1, 2019 using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to retained earnings upon adoption.
Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2020, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Company uses its incremental borrowing rate which requires management’s judgement as the rate implicit in the lease is generally not readily determinable. The determination of the Company’s incremental borrowing rate requires management judgment including, the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a non-cancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheet. For more information about the impact of adoption and disclosures on the Company’s leases, refer to Note “10. Leases."
Recent Accounting Guidance
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
As a result of adoption, the cumulative impact related to accounts receivable expected credit losses to our opening retained earnings at January 1, 2020 was $1.2 million. As of the adoption date, the difference between the amortized cost basis and fair value of the Company’s impaired available-for-sale securities held was not material. Accordingly, upon adoption there was no impact to our opening retained earnings for credit losses related to available-for-sale securities. For additional information on the impact of the adoption and disclosures required by ASU 2016-13, refer to Note “3. Investments and Fair Value of Financial Instruments” and Note “4. Balance Sheet Components.”
On January 1, 2020, the Company adopted ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of the standard is to improve the effectiveness of the disclosure requirements for fair value measurements. The Company had no significant changes to the fair value measurement related disclosures due to the adoption of the standard.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes— Simplifying the Accounting for Income Taxes. The standard intends to simplify and reduce the cost of accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for foreign investments, the incremental approach to performing intraperiod allocation, and calculating income taxes in interim periods for year to date losses that exceed anticipated full year losses. The standard also adds guidance to reduce complexity in certain areas, including accounting for franchise taxes that are partially based on income, transactions with a government that result with a step up in the tax basis of goodwill, enacted changes in tax law during interim periods, and allocating taxes to members of a consolidated group which are not subject to tax. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all periods in which financial statements have not yet been issued, including interim periods. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements and does not elect to early adopt as of December 31, 2020.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$4,242	$4	$—	$—	$4,246
U.S. agency and government sponsored securities	7,846	11	—	—	7,857
U.S. states and municipalities	47,934	162	(1)	—	48,095
Corporate bonds	134,298	669	(3)	—	134,964
Total	$194,320	$846	$(4)	$—	$195,162

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,456	$1	$—	$7,457
U.S. treasury	4,972	7	—	4,979
U.S. agency securities and government sponsored securities	2,499	19	—	2,518
U.S. states and municipalities	4,889	4	—	4,893
Corporate bonds	96,484	282	(3)	96,763
Total	$116,300	$313	$(3)	$116,610
As of December 31, 2020, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by a nominal amount. The Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. During the year ended December 31, 2020, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss. Prior to the adoption of ASU 2016-13, the Company recognized losses, if any, in consolidated net income when the security was sold.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. states and municipalities	1,408	(1)	—	—	1,408	(1)
Corporate bonds	$12,552	$(3)	$—	$—	$12,552	$(3)
Total	$13,960	$(4)	$—	$—	$13,960	$(4)

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2019
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	7,875	(3)	—	—	7,875	(3)
Total	$7,875	$(3)	$—	$—	$7,875	$(3)
The contractual maturities of the Company’s marketable investments as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Marketable Investments	Fair Value	Fair Value
Due in one year	$120,487	$51,990
Due in one to five years	74,675	64,620
Total	$195,162	$116,610
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
The Company did not hold any Level 3 marketable investments as of December 31, 2020 or December 31, 2019. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	33,054	—	—	33,054
Marketable investments:
Commercial paper	—	4,246	—	4,246
U.S. agency and government sponsored securities	—	7,857	—	7,857
U.S. states and municipalities	—	48,095	—	48,095
Corporate bonds	—	134,964	—	134,964
Total	$33,054	$195,162	$—	$228,216

	As of December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$9,474	$—	$9,474
Money market funds	24,054	—	—	24,054
Marketable investments:
Commercial paper	—	7,457	—	7,457
U.S. treasury	4,979	—	—	4,979
U.S. agency and government sponsored securities	—	2,518	—	2,518
U.S. states and municipalities	—	4,893	—	4,893
Corporate bonds	—	96,763	—	96,763
Total	$29,033	$121,105	$—	$150,138
Contingent Consideration Obligations
As of December 31, 2020 and December 31, 2019, there were no contingent consideration liabilities classified as Level 3. As of December 31, 2019, the Company’s contingent consideration liability balance of $1.2 million related to milestone payments due in connection with the 2017 acquisition of Crossmed S.p.a. (“Crossmed”) which was based on actual revenue performance for the year ended December 31, 2019 and not based on unobservable inputs. The Company made this payment during the year ended December 31, 2020. For more information related to the payment of the contingent consideration liabilities refer to Note “5. Business Combinations.”
The following table summarizes the changes in fair value of the contingent consideration obligation for the year ended December 31, 2020 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2019	$1,206
Payments of contingent consideration liabilities	(1,186)
Changes in fair value	—
Foreign currency remeasurement	(20)
Balance at December 31, 2020	$—

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Fair Value of Contingent Consideration
Balance at December 31, 2018	$2,571
Payments of contingent consideration liabilities	(1,296)
Changes in fair value	(35)
Foreign currency remeasurement	(34)
Balance at December 31, 2019	$1,206

4. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions(1)	Balance At End Of Year
For the year ended:
December 31, 2018	$1,290	$1,563	$(71)	$2,782
December 31, 2019	2,782	656	$(492)	2,946

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
The Company’s allowance for credit losses related to accounts receivable balances was comprised of the following (in thousands):

	Balance At Beginning Of Year	Write-offs	Provision for Credit loss (1)	Balance At End Of Year
For the year ended:
December 31, 2020	$2,946	$(2,361)	$1,613	$2,198

(1) On January 1, 2020, the Company recorded a $1.3 million adjustment to opening retained earnings upon the adoption of ASU 2016-13.
 Inventories
The components of inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$45,341	$21,646
Work in process	22,099	21,651
Finished goods	152,087	109,695
Inventories	$219,527	$152,992

In the fourth quarter of 2020, the Company reclassified $17.7 million of Real System products and components from Property and equipment, net to Inventories as a result of changes in its go to market strategy. The Company classified cash flows associated with its Real System prior to its change in its go to market strategy during the fourth quarter of 2020 as investing activities, which is consistent with the Company's intent when the cash flows occurred. As of December 31, 2020, the Company’s Inventories balance includes $31.1 million of inventory related to the Real System, whereas $6.2 million of Real System products and components are presented in Property and equipment, net as of December 31, 2019.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Machinery and equipment	$26,300	$20,959
Furniture and fixtures	10,000	9,307
Leasehold improvements	20,945	20,283
Software	8,623	5,830
Computers	7,298	5,702
Construction in progress	4,946	11,146
Total property and equipment	78,112	73,227
Less: Accumulated depreciation and amortization	(29,943)	(21,415)
Property and equipment, net	$48,169	$51,812
Depreciation and amortization expense, excluding intangible assets and software, was $8.0 million, $5.9 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Software amortization expense was $1.0 million, $0.9 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had accumulated software amortization of $3.7 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively.
Accrued Liabilities
The following table shows the components of accrued liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Payroll and employee-related expenses	$50,083	$37,727
Accrued expenses	9,246	7,811
Sales return reserve	9,812	1,821
Product warranty	2,896	2,318
Other acquisition-related costs(1)	3,000	4,291
Other accrued liabilities	10,758	13,662
Total accrued liabilities	$85,795	$67,630

(1) Amount consists primarily of a contingent liability related to an anti-dilution provision from the asset acquisition of MVI Health Inc. (“MVI”) in 2018.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Balance at the beginning of the year	$2,318	$1,875	$1,088
Accruals of warranties issued	1,589	1,065	1,336
Settlements of warranty claims	(1,011)	(622)	(549)
Balance at the end of the year	$2,896	$2,318	$1,875

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Other Non-Current Liabilities
The following table shows the components of other non-current liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred tax liabilities	$4,781	$4,005
Licensing-related cost(1)	—	10,878
Other non-current liabilities	3,233	367
Total other non-current liabilities	$8,014	$15,250

(1) Amount relates to the non-current liability recorded for future milestone payments which were deemed probable to be made as of December 31, 2019, under the indefinite-lived intangible assets related to licensed technology described in Note “7. Intangible Assets.” Refer therein for more information.

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
Payments Related to the 2017 Crossmed Acquisition
The Company was obligated to pay additional consideration in the form of milestone payments based on Crossmed’s net revenue and incremental net revenue for each of the years ended December 31, 2017, 2018, and 2019. There was no limit on the milestone payments that could be paid out. As of December 31, 2019, the Company’s consolidated balance sheet included $1.2 million in current liabilities primarily related to the final milestone payment due which was paid during the first quarter of 2020. For more information with respect to the nature and fair value of the Company’s contingent consideration obligations, refer to Note “3. Investments and Fair Value of Financial Instruments.”
During the year ended December 31, 2020, the Company made $1.2 million in milestone payments of which $0.5 million is presented in operating activities and $0.7 million is presented in financing activities in the consolidated statements of cash flows. During the year ended December 31, 2019, the Company made $1.3 million in milestone payments of which $0.6 million is presented in operating activities and $0.7 million is presented in financing activities in the consolidated statements of cash flows. During the year ended December 31, 2018, the Company made $4.5 million in cash payments to the Sellers, of which $3.0 million related to the achievement of the 2017 milestones and the remainder related to working capital and financial debt adjustments. These payments have been presented as a component of financing activities in the consolidated statements of cash flows due to the nature and timing of the payments.
6. Asset Acquisition
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
Payments Related to the 2018 MVI Asset Acquisition
During the year ended December 31, 2018, the Company contributed $0.5 million to MVI related to the anti-dilution provision. During the year ended December 31, 2019, the Company contributed $1.0 million to MVI related to the anti-dilution provision, $0.8 million relates to cash payments which is presented in financing activities in the consolidated statements of cash flows and $0.2 million relates to non-cash contributions primarily related to in-kind services and goods provided to MVI. As of December 31, 2019, the Company’s consolidated balance sheet included $3.0 million in liabilities related to the anti-dilution provision in the Transfer Agreement. During the year ended December 31, 2020, no contributions were made related to the anti-dilution provision and the Company’s consolidated balance sheet included $3.0 million in current liabilities related to the anti-dilution provision in the Transfer Agreement.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
7. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of December 31, 2020 and 2019 (in thousands, except weighted-average amortization period):

As of December 31, 2020	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$7,311	$(1,706)	$5,605
Trade secrets and processes	20.0 years	5,256	(788)	4,468
Other	5.0 years	1,885	(1,319)	566
Total intangible assets subject to amortization	16.6 years	$14,452	$(3,813)	$10,639

As of December 31, 2019	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,686	$(1,114)	$5,572
Trade secrets and processes	20.0 years	5,256	(526)	4,730
Other	5.0 years	1,724	(862)	862
Total intangible assets subject to amortization	16.4 years	$13,666	$(2,502)	$11,164
Indefinite-lived intangible assets:
Intangible assets related to licensed technology		14,243	—	14,243
Total intangible assets		$27,909	$(2,502)	$25,407
The gross carrying amount and accumulated amortization of the customer relationships and other intangible assets are subject to foreign currency translation effects. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement during the first quarter of 2018, which is discussed further in Note “11. Commitments and Contingencies” and Note “12. Stockholders’ Equity.”
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$263	$263	$263
Sales, general and administrative	804	789	832
Total	$1,067	$1,052	$1,095
As of December 31, 2020, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2021	$1,127
2022	939
2023	750
2024	750
2025	750
Thereafter	6,323
Total amortization	$10,639
Licensed technology
During 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments on sales of products covered by the licensed intellectual property. The Company accounted for the transaction as an asset

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
acquisition and recorded an indefinite-lived intangible asset as it was determined to have alternative future use. The Company recorded an indefinite-lived intangible asset equal to the total payments made and expected to be made under the License Agreement and a corresponding contingent liability for the probable future milestone payments not yet paid.
At the end of each reporting period the Company adjusted the contingent liability to reflect the amount of future milestone payments that were probable to be paid. Prior to the commercialization of products utilizing the underlying technology, any changes in the contingent liability were recorded as an adjustment between the liability balances and the gross carrying amount of the indefinite-lived intangible asset. As of December 31, 2020, there was no contingent liability balance related to probable future milestone payments under the License Agreement. As of December 31, 2019, the balance of the contingent liability related to probable future milestone payments under the License Agreement was $11.7 million, of which $0.8 million and $10.9 million were included in accrued liabilities and other non-current liabilities on the consolidated balance sheet, respectively.
Indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. During the fourth quarter of 2019, the Company completed an annual impairment analysis of the indefinite-lived intangible asset and determined that there was no impairment. The Company determined that an impairment existed in the second quarter of 2020 as a result of a triggering event in July that provided additional information about a condition that existed as of the June 30, 2020 balance sheet date. As a result, in Q2 2020, the Company wrote-off the full carrying value of the indefinite-lived intangible asset and its related contingent liability, and recognized an impairment loss of $2.5 million in research and development expense in the consolidated statement of operations.
8. Goodwill
The following table presents the changes in goodwill during the year ended December 31, 2020 (in thousands):

Total Company
Balance as of December 31, 2019	$7,656
Foreign currency translation adjustments	716
Balance as of December 31, 2020	$8,372
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the fourth quarter of 2020 and 2019, the Company reviewed goodwill for impairment and no impairment was identified.
9. Indebtedness
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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of December 31, 2020, the Company was not in compliance with the minimum fixed charge coverage ratio requirement. The Company subsequently entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and has substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. The Company is now in compliance with the requirements in the amended Credit Agreement. As of December 31, 2020, there were no borrowings outstanding under the Credit Agreement. Refer to Part II, Item 9B “Other Information” in this Annual Report on Form 10-K for more information.
10. Leases

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
Lease Overview
As of December 31, 2019 and December 31, 2020, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space under non-cancelable operating and finance leases that expire at various dates through 2035
, subject to the Company’s option to renew certain leases for an additional five to fifteen years. The Company also leases other equipment and vehicles primarily under non-cancelable operating leases that expire at various dates through 2025.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the year ended December 31, 2020 (in thousands, except years and percentages):

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease Cost
Operating lease cost	$7,602	7,293
Finance lease cost:
Amortization of right-of-use assets	2,787	284
Interest on lease liabilities	1,517	186
Variable lease cost(1)	5,139	3,570
Total lease costs	$17,045	$11,333

Weighted Average Remaining Lease Term
Operating leases	9.1 years	10.0 years
Finance leases	13.5 years	15.0 years
Weighted Average Discount Rate
Operating leases	6.16%	6.20%
Finance leases	5.36%	5.42%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company elected not to separate non-lease components from lease components upon adoption of ASC 842.
Prior to January 1, 2019, the Company recorded operating lease rent expense under ASC 840 on a straight-line basis over the non-cancelable lease term. Rent expense for the year ended December 31, 2018 was $5.8 million.
During the third quarter of 2019, the Company signed a fifteen year lease for additional space at the Company’s headquarters located at 1310 Harbor Bay Business Park, Alameda, California (the “1310 Harbor Bay Lease”) which has not yet commenced as of December 31, 2020. The 1310 Harbor Bay Lease is expected to commence upon substantial completion of lessor owned improvements in connection with the development of the building, which the Company anticipates will occur by the end of 2021.
In the fourth quarter of 2019, the fifteen year term Roseville lease commenced once the building was made ready and available for its intended use. The Company determined that the Roseville lease is a non-cancelable finance lease which will expire in 2035.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of December 31, 2020 (in thousands):

	Operating Lease Payments(1)	Finance Lease Payments
Year Ending December 31:
2021	$7,538	$2,805
2022	7,157	2,853
2023	6,739	2,902
2024	6,459	2,952
2025	6,271	2,877
Thereafter	30,277	26,219
Total undiscounted lease payments	64,441	40,608
Less imputed interest	(15,561)	(12,211)
Present value of lease liabilities	$48,880	$28,397

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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Supplemental cash flow information related to leases during the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,561	$6,829
Financing cash flows from finance leases	$3,418	$2,570

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,515	$4,261
Finance leases	$1,632	$33,283

11. Commitments and Contingencies
Purchase Commitments
As of December 31, 2020, the Company had non-cancelable purchase obligations to suppliers of $14.1 million.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of December 31, 2018, the license agreement requires minimum annual royalty payments of $0.1 million in equal quarterly installments. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both December 31, 2020 and December 31, 2019, the amended license agreement required minimum annual royalty payments of $0.3 million payable in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
In April 2015, the Company entered into a royalty agreement that required the Company to pay a 2% royalty on sales of certain products covered by the agreement, on a quarterly basis, in exchange for certain trade secrets and processes which were used to develop such covered products. The Company began the first commercial sale of the covered products in July 2015. In the first quarter of 2018, the Company entered into a buyout of this agreement (the “Buyout Agreement”) in which future royalty payments were canceled in exchange for shares of the Company’s common stock with a fair value of $5.3 million. The Company recorded an intangible asset equal to the $5.3 million buyout amount which will be amortized into cost of revenue over the period in which the Company receives future economic benefit. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight-line basis over its estimated useful life. For more information refer to Note “12. Stockholders’ Equity.”
Royalty expense included in cost of sales for the years ended December 31, 2020, 2019 and 2018 was $2.5 million, $3.8 million and $3.4 million, respectively.

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
On January 15, 2021, a putative securities class action complaint was filed against the Company and its CEO, Adam Elsesser, and Executive Vice President, Global Marketing and Public Relations, Gita Barry, on behalf of a single shareholder in the U.S. District Court for the Northern District of California, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who purchased or otherwise acquired the Company's common stock between August 3, 2020 and December 15, 2020. The complaint alleges securities law violations based on allegedly misleading statements and/or omissions made in connection with the Company’s JET 7 Xtra Flex product. The case is in the initial pleadings stage. The Company believes the claim lacks merit, and intends to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from this matter. Accordingly, the Company has not accrued any amount for potential loss associated with this matter.

12. Stockholders’ Equity
Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 of authorized preferred stock issuable. There is no preferred stock outstanding as of December 31, 2020 and 2019.
Common Stock
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.
In the first quarter of 2018, the Company issued 53,256 fully vested restricted stock units with a fair value of $5.3 million in connection with the Buyout Agreement, as discussed in Note “11. Commitments and Contingencies.” The Company recorded the $5.3 million fair value of the shares issued to additional-paid in capital on the consolidated balance sheet upon the issuance of the awards, with the associated expense being amortized into cost of sales over the period in which the Company receives future economic benefit from the buyout.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Issuance of Common Stock in Public Offerings
In June 2020, the Company issued and sold an aggregate of 865,963 shares of common stock at a public offering price of $166.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. The Company received approximately $134.8 million in net cash proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering expenses of $0.4 million.
Stock-Based Benefit Plans
2005 Stock Plan
The Company adopted the Penumbra, Inc. 2005 Stock Plan (the “2005 Plan”) in January 2005. The 2005 Plan was subsequently amended and restated in 2006, 2007, 2008 and 2010. Under the 2005 Plan, the board of directors could grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and/or stock awards to eligible persons, including employees, non-employees, directors, consultants and other independent advisors who provide services to the Company. Stock purchase rights could also be granted under the 2005 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs and stock purchase rights could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Options granted under the 2005 Plan permitted an optionee to exercise options immediately upon grant irrespective of the vesting term. Options generally vest annually at a rate of 1/4 after the first year and 1/48 per month thereafter. The term of the options is no longer than five years for ISOs, for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than 10 years for all other options. On September 17, 2015, the Penumbra, Inc. 2014 Equity Incentive Plan (as amended and restated, the “2014 Plan”) replaced the 2005 Plan and no further equity awards may be granted under the 2005 Plan. The remaining 564 shares of common stock available for issuance from the 2005 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2020, 50,274 shares of common stock were reserved for issuance under the 2005 Plan.
2011 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011. Under the 2011 Plan, the board of directors could grant ISOs, NSOs, restricted stock, and/or RSUs to eligible persons, including employees, directors and consultants who provide services to the Company. Stock Appreciation Rights (“SAR”) could also be granted under the 2011 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs, SARs, restricted stock and RSUs could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Stock options granted under the 2011 Plan generally have a contractual life of ten years, and generally vest over a period of four years. On September 17, 2015, the 2014 Plan replaced the 2011 Plan and no further equity awards may be granted under the 2011 Plan. The remaining 89,559 shares of common stock available for issuance under the 2011 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2020, 145,000 shares of common stock were reserved for issuance under the 2011 Plan.
Amended and Restated 2014 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2014 Equity Incentive Plan in May 2014. The plan was amended and restated as of September 17, 2015 (as amended and restated, the “2014 Plan”). The 2014 Plan replaced the 2011 Plan and the 2005 Plan and no further equity awards may be granted under the 2011 Plan or the 2005 Plan. As of December 31, 2020, 8,044,802 shares of common stock were reserved for issuance and 6,849,469 shares of common stock were available for grant under the 2014 Plan.
Employee Stock Purchase Plan
The Penumbra, Inc. Employee Stock Purchase Plan (the “ESPP”), became effective on September 17, 2015. The ESPP initially reserved 600,000 shares of common stock for purchase under the ESPP, with the number of shares reserved for purchase increasing each year pursuant to an “evergreen” provision set forth in the ESPP. As of December 31, 2020, 1,018,167 shares of common stock were reserved and available for issuance under the plan. All qualifying employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Each offering to the Company’s employees to purchase stock under the ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods except that the first offering period under the ESPP began on September 17,

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
2015 and ended on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period during the offering period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the ESPP administrator may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period (corresponding to an offering period), under the ESPP in any calendar year.
Early Exercises
The 2005 Plan and 2011 Plan allow the board of directors to grant stock options that provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. As of December 31, 2020 and 2019, there were no such early exercised unvested shares.
Stock-Based Benefit Plan Activity and Stock-Based Compensation
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the "Plans") is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	1,379,075	$21.02
Grants	—	$—
Exercised	(358,097)	$14.28
Canceled/Forfeited	—	$—
Balance at December 31, 2020	1,020,978	$23.38
Vested and expected to vest—December 31, 2020	1,020,659	$23.34	4.32	$154,795
Exercisable—December 31, 2020	1,015,053	$22.59	4.30	$154,701

The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $70.1 million, $46.1 million and $49.1 million, respectively. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at the exercise date and the exercise price of the stock option.
The weighted average grant date fair value of stock options was $69.73 per share for the year ended December 31, 2019, respectively. The Company did not grant stock options during the years ended December 31, 2020 and 2018.
Restricted Stock and Restricted Stock Units
The activity of unvested restricted stock and restricted stock units ("RSU") under the Plans is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	371,206	$130.47
Granted	172,204	189.62
Released/Vested - Restricted Stock/RSUs	(162,088)	118.15
Canceled/Forfeited	(11,693)	143.21
Unvested at December 31, 2020	369,629	$163.03
The fair value of the restricted stock and RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $32.1 million, $42.7 million and $47.0 million, respectively. As of December 31, 2020, 348,564 RSUs are expected to vest.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Employee Stock Purchase Plan
Under the ESPP, employees purchased 77,528 shares, 81,644 shares, and 74,344 shares for $11.3 million, $9.0 million, and $7.2 million during the years ended December 31, 2020, 2019, and 2018, respectively.
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
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of stock options and ESPP rights:

	Stock Options	ESPP Rights
	Year Ended December 31,	Year Ended December 31,
	2019	2020	2019	2018
Expected term (in years)	6.89	0.50	0.50	0.50
Expected volatility	40%	48%	45%	42%
Risk-free interest rate	1.82%	0.70%	2.30%	2.36%
Expected dividend yield	—%	0%	0%	0%
The Company did not grant stock options during the years ended December 31, 2020 and 2018.
Weighted Average Expected Term. The Company’s expected term for stock options and ESPP rights is based on historical data.
Volatility. In 2020, 2019 and 2018, volatility assumptions used in the valuation of options and ESPP rights were calculated based on the historical volatility of the Company’s stock.
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
The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of sales	$2,304	$1,396	$1,004
Research and development	3,686	2,835	1,597
Sales, general and administrative	19,551	17,254	15,821
	$25,541	$21,485	$18,422
As of December 31, 2020, total unrecognized compensation cost was $51.1 million related to unvested stock-based compensation arrangements which is expected to be recognized over a weighted average period of 2.9 years.
The total stock-based compensation cost capitalized in inventory was $1.2 million, $0.8 million and $0.4 million as of December 31, 2020, 2019 and 2018, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
13. Accumulated Other Comprehensive (Loss) Income
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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect our consolidated statements of comprehensive (loss) income (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the year	$238	$(2,562)	$(2,324)	$(500)	$(1,442)	$(1,942)
Other comprehensive income (loss) before reclassifications:
Unrealized losses (gains) — marketable investments	530	—	530	811	—	811
Foreign currency translation losses	—	4,458	4,458	—	(1,120)	(1,120)
Income tax effect — expense	(121)	(2)	(123)	(73)	—	(73)
Net of tax	409	4,456	4,865	738	(1,120)	(382)
Amounts reclassified from accumulated other comprehensive loss to consolidated net income:
Realized (gain) loss — marketable investments	—	—	—	—	—	—
Income tax effect — (expense) benefit	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	409	4,456	4,865	738	(1,120)	(382)
Balance, end of the year	$647	$1,894	$2,541	$238	$(2,562)	$(2,324)

14. Employee Benefit Plan
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (“IRC”) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by the IRC. The Company makes 401(k) matching contributions of eligible compensation under the plan, subject to a maximum dollar threshold. Contribution expense was $4.5 million, $3.2 million, and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
15. Income Taxes
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Income (loss) before income taxes and equity in losses of unconsolidated investee for the years ended December 31, 2020, 2019 and 2018 is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(40,278)	$46,859	$(2,790)
Foreign	2,260	3,276	4,398
Total (loss) income before income taxes and equity in losses of unconsolidated investee	$(38,018)	$50,135	$1,608
Income tax (benefit) or provision in 2020, 2019 and 2018 is comprised of federal, state, and foreign taxes.
The components of the (benefit from) provision for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(302)	$(738)	$290
State	357	34	183
Foreign	907	2,458	1,689
Total current	$962	$1,754	$2,162
Deferred:
Federal	(18,129)	1,556	(5,436)
State	(1,488)	295	(770)
Foreign	(106)	(474)	(359)
Total deferred	$(19,723)	$1,377	$(6,565)
(Benefit from) Provision for Income Taxes	$(18,761)	$3,131	$(4,403)
The Company’s actual (benefit from) or provision for tax differed from the amounts computed by applying the Company’s U.S. federal statutory income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2020	2019	2018
Income tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.2	0.4	(33.1)
Foreign taxes differential	(1.3)	2.2	37.2
Prepaid tax ASC 810-10	0.8	(0.8)	5.0
IPR&D charge	—	—	402.5
Stock-based compensation	26.8	(20.8)	(809.6)
Non-deductible meals and entertainment	(1.3)	1.6	31.3
Imputed interest	(0.1)	0.6	19.8
Global intangible low-taxed income ("GILTI")	—	0.8	14.0
Contingent liabilities	—	—	12.4
Executive compensation	(0.1)	0.4	6.5
Non-deductible expenses	—	—	15.3
Other	0.3	0.8	3.9
Effective tax rate	49.3%	6.2%	(273.8)%

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$36,236	$24,470
Tax credits	22,955	15,992
Accruals and reserves	11,550	4,700
Stock-based compensation	4,558	4,252
Translation adjustment	154	155
UNICAP adjustments	9,923	6,816
ASC 842 Lease Liabilities	18,773	20,183
Other	430	471
Gross deferred tax assets	104,579	77,039
Valuation allowance	(28,768)	(21,558)
Total deferred tax assets	75,811	55,481
Deferred tax liabilities:
Depreciation and amortization	(7,622)	(5,550)
Unrealized Gains	(195)	(73)
ASC 842 Lease ROU Assets	(19,251)	(20,394)
Other	(255)	—
Total deferred tax liabilities	(27,323)	(26,017)
Net deferred tax assets	$48,488	$29,464
As of December 31, 2020, the Company had approximately $142.3 million, $93.1 million and $0.2 million of federal, state and foreign net operating loss carryforwards, respectively, available to offset future taxable income. The federal net operating loss will begin to expire in 2036, except for $70.7 million that has an indefinite carryforward period but is limited to offset 80% of taxable income in the year utilized. The state net operating loss carryforwards will expire from 2021. As of December 31, 2020, the Company had federal research credits of $14.1 million and California state tax credits of $14.5 million. The federal research credits are generally carried forward for 20 years. California state tax credits may be carried forward indefinitely.

During the year ended December 31, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act (the “CAA”) were enacted, which provides certain tax relief to business taxpayers. Both Acts did not have a material impact to the income tax provision of the Company for the year ended December 31, 2020.

The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the U.S. and therefore deferred taxes attributable to such are not provided for in the Company’s financial statements as of December 31, 2020. During the year ended December 31, 2020, the Company repatriated $11.3 million from its German subsidiary, which did not result in any material U.S. and foreign tax consequences.
The Company generated significant domestic DTAs in recent years, primarily due to the excess tax benefits from stock option exercises and vesting of restricted stock. The Company assessed its ability to realize the benefits of its domestic DTAs by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitations on net operating loss (“NOL”) utilization against taxable income. Despite the operational loss in the year ended December 31, 2020 primarily due to the COVID-19 pandemic, the Company determined that it would be in a three-year cumulative taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation. The Company also measured its current DTA balances against estimates of future income based on objectively verifiable operating results from the Company’s recent history.
The Company considered its projections of future taxable income in conjunction with relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOLs generated in years beginning on or after January 1, 2018. After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded that sufficient future taxable income will be generated to realize the benefits of its federal DTAs prior to expiration other than its federal research and development tax credit DTAs. The tax attribute ordering rules provide that net operating losses must be used to offset taxable income prior to the utilization of tax credits. Accordingly, the Company could

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
not assert, at the required more-likely-than-not level of certainty, that it will be able to realize the benefit of its federal research and development tax credit DTAs, with a limited 20 year carryforward period, prior to expiration. As a result, as of December 31, 2020, the Company maintained a full valuation allowance against its federal research and development tax credit DTAs.
For years ended December 31, 2020, 2019 and 2018, a full valuation allowance remains against the Company’s California DTA balances.
As of December 31, 2020, the Company’s DTA balance included $3.1 million of tax attributes gained upon acquisition of a majority interest ownership in MVI. The acquired DTAs are subject to Separate Return Limitation Year (“SRLY”) rules which will limit the utilization of the pre-acquisition tax attributes to offset future taxable income solely generated by MVI. As of December 31, 2020, the Company could not conclude, at the required more-likely-than-not level of certainty, that MVI will generate sufficient taxable income to realize the benefit of its tax attributes prior to expiration. As a result, a $3.1 million valuation allowance is maintained against the DTAs acquired from MVI.
The change in the Company’s deferred tax valuation allowance against net DTAs from January 1, 2018 to December 31, 2020, is as follows (in thousands):

	Beginning Balance	Additions Charged To Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Ending Balance
For the year ended:
December 31, 2018	$10,295	$6,989	$—	$17,284
December 31, 2019	17,284	4,395	(121)	21,558
December 31, 2020	21,558	7,322	(112)	28,768

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
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2018 to December 31, 2020, is as follows (in thousands):

	December 31,
	2020	2019	2018
Beginning Balance	$6,075	$5,174	$4,152
Gross increase for tax positions of current year	2,389	1,191	1,421
Gross increase for tax positions of prior years	304	386	238
Gross decrease for tax positions of prior years	(143)	(565)	(616)
Lapse of statute of limitations	—	(111)	(21)
Ending Balance	$8,625	$6,075	$5,174
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, 2019 and 2018, the Company had approximately $0.3 million, $0.2 million, and $0.2 million, respectively, of accrued interest and penalties attributable to uncertain tax positions. Included in the $8.6 million balance of unrecognized tax benefits as of December 31, 2020 is $2.5 million of tax benefit that, if recognized, would affect the effective tax rate.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryovers, the tax years ending December 31, 2004 through December 31, 2020 remain subject to

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
examination by federal and state tax authorities. In Australia and Canada, tax years ending December 31, 2009 through December 31, 2020 generally remain subject to examination by tax authorities. In Germany, tax years ending December 31, 2014 through December 31, 2020 remain subject to examination by tax authorities. In the year ended December 31, 2018, the German tax authority initiated an income tax audit for tax years ended December 31, 2014, 2015 and 2016. The Company believes that an adequate provision has been made for any adjustments that may result from the tax examination, however, the audit is in progress and so the outcome and timing of resolution is uncertain.
The Company does not anticipate significant changes in the balance of gross unrecognized tax benefits over the next 12 months.
16. Net (Loss) Income Attributable to Penumbra, Inc. Per Share
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net (loss) income attributable to Penumbra, Inc. is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net (loss) income attributable to Penumbra, Inc.	$(15,702)	$48,458	$6,601

Denominator:
Weighted average shares used to compute net (loss) income attributable to common stockholders:
Basic	35,766,892	34,750,706	34,138,176
Potential dilutive stock-based options and awards, as calculated using treasury stock method	—	1,515,293	1,948,645
Diluted	35,766,892	36,265,999	36,086,821
Net (loss) income attributable to Penumbra, Inc. per share from:
Basic	$(0.44)	$1.39	$0.19
Diluted	$(0.44)	$1.34	$0.18
For the year ended December 31, 2020, outstanding stock-based awards of 2.0 million shares were excluded from the computation of diluted net (loss) attributable to Penumbra, Inc. per share as the Company was in a net loss position and their effect would have been anti-dilutive. For the years ended December 31, 2019 and 2018, outstanding stock-based awards of 100 thousand and 49 thousand shares, respectively, were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.

17. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. All revenue recognized in the income statement is considered to be revenue from contracts with customers.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company’s revenues, disaggregated by geography, based on the destination to which the Company ships its products, for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$400,270	$355,222	$290,716
Other International	160,142	192,183	154,222
Total	$560,412	$547,405	$444,938
The Company’s revenues disaggregated by product category, for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Vascular	$267,783	$215,720	$150,605
Neuro	292,629	331,685	294,333
Total	$560,412	$547,405	$444,938

China Distribution and Technology Licensing Agreement

In December 2020, the Company entered into a distribution and technology licensing arrangement (the “China Distribution and Technology Licensing Agreement”) with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its Chinese partner, the Company agreed to license the technology for certain of its products to its Chinese partner to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and receive royalty payments on the downstream sales of the licensed products. During the year ended December 31, 2020, the Company recognized $12.7 million under the China Distribution and Technology Licensing Agreement based on the relative standalone fair value of the performance obligations satisfied.
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
Payment terms - Our payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of December 31, 2020.
Product returns - The Company may allow customers to return products purchased at the Company’s discretion. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period in which the related product revenue is recognized. The Company currently estimates product return liabilities using its own historic sales information, trends, industry data, and other relevant data points.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the year ended December 31, 2020, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
18. Selected Quarterly Financial Data (Unaudited)
The following tables provide the selected quarterly financial data for 2020 and 2019 (in thousands, except share and per share amounts):

	2020 Quarters Ended
Selected Statement of Operations Data:	March 31(1)	June 30	September 30	December 31
Revenue	$137,329	$105,109	$151,076	$166,898
Cost of revenue	49,320	40,179	60,153	72,585
Gross profit	88,009	64,930	90,923	94,313
Total operating expenses	87,399	82,579	111,081	96,058
Loss before (benefit from) for income taxes	(746)	(17,030)	(19,731)	(511)
(Benefit from) income taxes	(1,634)	(4,129)	(9,855)	(3,143)
Consolidated net income (loss)	888	(12,901)	(9,876)	2,632
Net loss attributable to non-controlling interest	(537)	(941)	(1,061)	(1,016)
Net income (loss) attributable to Penumbra, Inc.	$1,425	$(11,960)	$(8,815)	$3,648
Net income (loss) attributable to Penumbra, Inc. per share:
Basic	$0.04	$(0.34)	$(0.24)	$0.10
Diluted	$0.04	$(0.34)	$(0.24)	$0.10
Weighted average shares used to compute net income (loss) per share:
Basic	35,042,912	35,400,542	36,207,716	36,357,495
Diluted	36,362,726	35,400,542	36,207,716	37,453,842

	2019 Quarters Ended
Selected Statement of Operations Data:	March 31(2)	June 30	September 30	December 31
Revenue	$128,439	$134,201	$139,502	$145,263
Cost of revenue	44,529	40,273	43,504	47,135
Gross profit	83,910	93,928	95,998	98,128
Total operating expenses	72,758	81,127	83,022	87,549
Income before provision for (benefit from) income taxes	11,909	13,514	12,963	11,749
Provision for (benefit from) income taxes	1,455	(2,735)	1,963	2,448
Consolidated net income	10,454	16,249	11,000	9,301
Net loss attributable to non-controlling interest	(244)	(339)	(483)	(388)
Net income attributable to Penumbra, Inc.	$10,698	$16,588	$11,483	$9,689
Net income per share:
Basic	$0.31	$0.48	$0.33	$0.28
Diluted	$0.30	$0.46	$0.32	$0.27
Weighted average shares used to compute net income (loss) per share:
Basic	34,507,279	34,694,228	34,840,370	34,955,043
Diluted	36,213,164	36,214,321	36,271,394	36,312,471

(1) In the first quarter of 2020, the Company adopted Accounting Standard Update (“ASU”) ASU 2016-13, Credit Losses using the modified retrospective transition approach, with the impact upon adoption reflected in opening retained earnings. As a result of adoption, the cumulative impact related to accounts

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
receivable expected credit losses to our opening retained earnings at January 1, 2020 was $1.2 million. The comparative prior year information has not been adjusted and continues to be reported under legacy GAAP. The standard significantly changed the impairment model for most financial assets and certain other instruments, including accounts receivable and available-for-sale securities. Refer to Note “2. Summary of Significant Accounting Policies,” Note “3. Investments and Fair Value of Financial Instruments” and Note “4. Balance Sheet Components” for more information.
(2) In first quarter of 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and its associated amendments. Under the standard, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The Company elected to apply the modified retrospective transition approach to all leases existing at the date of initial application and not restate comparative periods. In addition, the Company elected the following transitional practical expedients: (1) the short-term lease exception and (2) to not separate its non-lease components for its real estate, vehicle and equipment leases. As a result of the adoption, there was no cumulative-effect adjustment recorded to retained earnings upon adoption. Refer to Note “2. Summary of Significant Accounting Policies” and Note “10. Leases” for more information.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this review, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

San Francisco, CA
February 23, 2021

ITEM 9B. OTHER INFORMATION.
On February 22, 2021, the Company and JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders (the “Lenders”), entered into Amendment No. 1 to the Credit Agreement, dated April 24, 2020, between the Company and the Lenders (the “Credit Agreement”; refer to Note “9. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K for more information). Pursuant to the amendment, (i) the maturity date of the Credit Agreement was extended from April 23, 2021 to February 21, 2022, (ii) certain one-time charges and expenses incurred by the Company during the fiscal quarters ended September 30, 2020 and December 31, 2020 were excluded from the calculation of the Company’s compliance with the fixed charge coverage ratio and leverage ratio covenants under the Credit Agreement, (iii) certain changes were made to the borrowing mechanics under the Credit Agreement, and (iv) the interest rate floors applicable to revolving loans under the Credit Agreement were reduced.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held in June 2021 (the “Proxy Statement”).
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
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
3.2	Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.4	September 29, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Lease for facilities at 1351 Harbor Bay Parkway, Alameda, California, dated November 28, 2007 and amended on May 7, 2008 and June 23, 2011	S-1	333-206412	10.1	August 14, 2015
10.2	Lease for facilities at 1411 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.2	August 14, 2015
10.3	Lease for facilities at 1321 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.3	August 14, 2015
10.4	Lease for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated December 17, 2015	10-K	001-37557	10.4	March 8, 2016
10.5#	Distribution Agreement between Penumbra, Inc. and Medico’s Hirata, dated August 2, 2009, as amended	S-1	333-206412	10.4	August 14, 2015
10.6†	Amended and Restated 2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.19	August 14, 2015
10.7†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Agreement	10-Q	001-37557	10.1	November 12, 2015
10.8†	Amended and Restated 2014 Equity Incentive Plan - Stock Option Agreement	10-Q	001-37557	10.2	November 12, 2015
10.9†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Unit Agreement	10-K	001-37557	10.9	March 8, 2016
10.10†	2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.5	August 14, 2015
10.11†	2011 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Grant Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.6	August 14, 2015
10.12†	2005 Stock Plan, and forms of Notice of Grant and Early Exercise Stock Option Agreement	S-1	333-206412	10.7	August 14, 2015
10.13†	Amended and Restated 2014 Equity Incentive Plan - Form of Restricted Stock Unit Agreement	10-K	001-37557	10.13	February 26, 2019
10.14†	Amended and Restated 2014 Equity Incentive Plan - Form of Performance-Based Restricted Stock Unit Agreement	10-K	001-37557	10.14	February 26, 2019
10.15†	Form of Indemnification Agreement by and between Penumbra, Inc. and each of its directors and executive officers	S-1	333-206412	10.9	August 14, 2015
10.16†	Offer Letter with Adam Elsesser	S-1	333-206412	10.10	August 14, 2015
10.17†	Offer Letter with Arani Bose	S-1	333-206412	10.11	August 14, 2015
10.18†	Offer Letter with Johanna Roberts	10-K	001-37557	10.19	February 26, 2020
10.19†	Offer Letter with James Pray	S-1	333-206412	10.14	August 14, 2015
10.20†	Offer Letter with Lynn Rothman	S-1	333-206412	10.15	August 14, 2015
10.21†	Offer Letter with Maggie Yuen	10-K	001-37557	10.22	February 26, 2020

10.22†	Form of Employee Nondisclosure and Assignment Agreement	S-1	333-206412	10.17	August 14, 2015
10.23†	Employee Stock Purchase Plan	S-1/A	333-206412	10.18	August 31, 2015
10.24	Amended and Restated Lease for facilities at 630 Roseville Parkway, Roseville, California, dated January 29, 2019 and amended on July 31, 2019	10-K	001-37557	10.25	February 26, 2020
10.25	Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated September 3, 2019	10-Q	001-37557	10.1	November 7, 2019
10.26	Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender	8-K	001-37557	10.1	April 24, 2020
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020,2019, and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (v) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)
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
Date: February 23, 2021
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

Signature	Title	Date

/s/ Adam Elsesser	Chairman, Chief Executive Officer and President	February 23, 2021
Adam Elsesser	(Principal Executive Officer)

/s/ Maggie Yuen	Chief Financial Officer	February 23, 2021
Maggie Yuen	(Principal Financial Officer)

/s/ Lambert Shiu	Chief Accounting Officer	February 23, 2021
Lambert Shiu	(Principal Accounting Officer)

/s/ Arani Bose	Chief Innovator and Director	February 23, 2021
Arani Bose

/s/ Don Kassing	Director	February 23, 2021
Don Kassing

/s/ Harpreet Grewal	Director	February 23, 2021
Harpreet Grewal

/s/ Thomas C. Wilder	Director	February 23, 2021
Thomas C. Wilder

/s/ Bridget O’Rourke	Director	February 23, 2021
Bridget O’Rourke

/s/ Janet Leeds	Director	February 23, 2021
Janet Leeds

/s/ Surbhi Sarna	Director	February 23, 2021
Surbhi Sarna