Form 10-Q
period 2021-03-31
Penumbra Inc
filed 2021-05-04
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 12, 2021, the registrant had 36,482,357 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$55,632	$69,670
Marketable investments	186,977	195,162
Accounts receivable, net of allowance for credit losses of $2,137 and $2,198 at March 31, 2021 and December 31, 2020, respectively	126,415	114,608
Inventories	245,321	219,527
Prepaid expenses and other current assets	20,782	18,735
Total current assets	635,127	617,702
Property and equipment, net	50,314	48,169
Operating lease right-of-use assets	40,691	41,192
Finance lease right-of-use assets	37,697	38,065
Intangible assets, net	10,097	10,639
Goodwill	8,006	8,372
Deferred taxes	48,978	50,139
Other non-current assets	9,914	8,705
Total assets	$840,824	$822,983
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,389	$14,109
Accrued liabilities	90,214	85,795
Current operating lease liabilities	4,822	4,697
Current finance lease liabilities	1,437	1,331
Total current liabilities	111,862	105,932
Non-current operating lease liabilities	43,525	44,183
Non-current finance lease liabilities	27,000	27,066
Other non-current liabilities	7,966	8,014
Total liabilities	190,353	185,195
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	36	36
Additional paid-in capital	603,022	598,299
Accumulated other comprehensive (loss) income	(425)	2,541
Retained earnings	52,458	40,622
Total Penumbra, Inc. stockholders’ equity	655,091	641,498
Non-controlling interest	(4,620)	(3,710)
Total stockholders’ equity	650,471	637,788
Total liabilities and stockholders’ equity	$840,824	$822,983
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$169,204	$137,329
Cost of revenue	57,867	49,320
Gross profit	111,337	88,009
Operating expenses:
Research and development	18,076	12,946
Sales, general and administrative	79,798	74,453
Total operating expenses	97,874	87,399
Income from operations	13,463	610
Interest income, net	480	299
Other expense, net	(1,476)	(1,655)
Income (loss) before income taxes	12,467	(746)
Provision for (benefit from) income taxes	1,541	(1,634)
Consolidated net income	$10,926	$888
Net loss attributable to non-controlling interest	(910)	(537)
Net income attributable to Penumbra, Inc.	$11,836	$1,425

Net income attributable to Penumbra, Inc. per share:
Basic	$0.32	$0.04
Diluted	$0.32	$0.04
Weighted average shares outstanding:
Basic	36,455,712	35,042,912
Diluted	37,533,520	36,362,726

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Consolidated net income	$10,926	$888
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	(2,695)	(1,634)
Net change in unrealized losses on available-for-sale securities, net of tax	(271)	(617)
Total other comprehensive loss, net of tax	(2,966)	(2,251)
Consolidated comprehensive income (loss)	$7,960	$(1,363)
Net loss attributable to non-controlling interest	(910)	(537)
Comprehensive income (loss) attributable to Penumbra, Inc.	$8,870	$(826)

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	36,414,732	$36	$598,299	$2,541	$40,622	$641,498	$(3,710)	$637,788
Issuance of common stock	79,080	—	666	—	—	666	—	666
Shares held for tax withholdings	(11,955)	—	(3,036)	—	—	(3,036)	—	(3,036)
Stock-based compensation	—	—	7,093	—	—	7,093	—	7,093
Other comprehensive loss	—	—	—	(2,966)	—	(2,966)	—	(2,966)
Net income (loss)	—	—	—	—	11,836	11,836	(910)	10,926
Balance at March 31, 2021	36,481,857	$36	$603,022	$(425)	$52,458	$655,091	$(4,620)	$650,471

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
.See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$10,926	$888
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	3,471	2,959
Stock-based compensation	6,395	5,689
Inventory write-downs	991	1,097
Deferred taxes	1,223	(1,502)
Other	886	168
Changes in operating assets and liabilities:
Accounts receivable	(12,943)	(238)
Inventories	(31,608)	(15,090)
Prepaid expenses and other current and non-current assets	(3,463)	(1,544)
Accounts payable	1,272	921
Accrued expenses and other non-current liabilities	8,482	732
Net cash used in operating activities	(14,368)	(5,920)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	(12,266)	—
Proceeds from sales of marketable investments	—	7,188
Proceeds from maturities of marketable investments	19,497	12,980
Purchases of property and equipment	(3,991)	(10,131)
Other	(150)	—
Net cash provided by investing activities	3,090	10,037
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	666	396
Payment of employee taxes related to vested stock	(3,036)	(2,105)
Payments of finance lease obligations	(337)	(1,958)
Payment of acquisition-related obligations	—	(683)
Other	93	—
Net cash used in financing activities	(2,614)	(4,350)
Effect of foreign exchange rate changes on cash and cash equivalents	(146)	(90)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,038)	(323)
CASH AND CASH EQUIVALENTS—Beginning of period	69,670	72,779
CASH AND CASH EQUIVALENTS—End of period	$55,632	$72,456
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$803	$325
Right-of-use assets obtained in exchange for finance lease obligations	$428	$—
Purchase of property and equipment funded through accounts payable and accrued liabilities	$2,184	$1,702

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, the changes in comprehensive income (loss) and stockholders’ equity for the three months ended March 31, 2021 and 2020, and the cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
operates as one operating segment. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.
Recently Adopted Accounting Standards
On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes— Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This new standard removes certain exceptions for recognizing deferred taxes of foreign investments, the incremental approach to performing intraperiod allocation, and calculating income taxes for year-to-date interim period losses when such losses exceed anticipated full year losses. The standard also adds guidance to reduce complexity in certain areas, including accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in goodwill tax basis, enacted tax law changes impact during interim periods, and allocation of taxes to members of a consolidated group which are not subject to tax. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements during the three months ended March 31, 2021.

3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$4,247	$2	$—	$—	$4,249
U.S. agency and government sponsored securities	4,548	7	—	—	4,555
U.S. states and municipalities	47,283	148	(6)	—	47,425
Corporate bonds	130,411	396	(59)	—	130,748
Total	$186,489	$553	$(65)	$—	$186,977

	December 31, 2020
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$4,242	$4	$—	$—	$4,246
U.S. agency and government sponsored securities	7,846	11	—	—	7,857
U.S. states and municipalities	47,934	162	(1)	—	48,095
Corporate bonds	134,298	669	(3)	—	134,964
Total	$194,320	$846	$(4)	$—	$195,162
As of March 31, 2021, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by a nominal amount. The Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, during the three months ended March 31, 2021 no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. states and municipalities	$3,590	$(6)	$—	$—	$3,590	$(6)
Corporate bonds	32,127	(59)	—	—	32,127	(59)
Total	$35,717	$(65)	$—	$—	$35,717	$(65)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. states and municipalities	1,408	(1)	—	—	1,408	(1)
Corporate bonds	$12,552	$(3)	$—	$—	$12,552	$(3)
Total	$13,960	$(4)	$—	$—	$13,960	$(4)
The following table presents the contractual maturities of the Company’s marketable investments as of March 31, 2021 (in thousands):

	March 31, 2021
	Amortized Cost	Fair Value
Due in less than one year	$100,191	$100,403
Due in one to five years	86,298	86,574
Total	$186,489	$186,977
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company did not hold any Level 3 marketable investments as of March 31, 2021 or December 31, 2020. During the three months ended March 31, 2021 and 2020, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2021 or December 31, 2020.
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$11,056	$—	$—	$11,056
Marketable investments:
Commercial paper	—	4,249	—	4,249
U.S. agency and government sponsored securities	—	4,555	—	4,555
U.S. states and municipalities	—	47,425	—	47,425
Corporate bonds	—	130,748	—	130,748
Total	$11,056	$186,977	$—	$198,033

	As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	33,054	—	—	33,054
Marketable investments:
Commercial paper	—	4,246	—	4,246
U.S. agency and government sponsored securities	—	7,857	—	7,857
U.S. states and municipalities	—	48,095	—	48,095
Corporate bonds	—	134,964	—	134,964
Total	$33,054	$195,162	$—	$228,216

Contingent Consideration Obligations
As of March 31, 2021 and December 31, 2020, there were no contingent consideration liabilities classified as Level 3. The Company had a contingent consideration liability balance of $1.2 million related to milestone payments due in connection with the 2017 acquisition of Crossmed S.p.a. (“Crossmed”) and was based on actual revenue performance for the year ended December 31, 2019 and not based on unobservable inputs. The Company made this payment during the three months ended March 31, 2020 of which $0.5 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the changes in fair value of the contingent consideration obligation for the three months ended March 31, 2020 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2019	$1,206
Payments of contingent consideration liabilities	(1,186)
Changes in fair value	—
Foreign currency remeasurement	(20)
Balance at March 31, 2020	$—

4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$58,816	$45,341
Work in process	20,853	22,099
Finished goods	165,652	152,087
Inventories	$245,321	$219,527
Accrued Liabilities
The following table shows the components of accrued liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Payroll and employee-related cost	$57,234	$50,083
Accrued expenses	13,213	9,246
Sales return provision	1,470	9,812
Product warranty	3,314	2,896
Other acquisition-related costs(1)	3,000	3,000
Other accrued liabilities	11,983	10,758
Total accrued liabilities	$90,214	$85,795

(1) Amount consists of a contingent liability related to an anti-dilution provision from the asset acquisition of MVI Health Inc. (“MVI”) in 2018.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Balance at the beginning of the period	$2,896	$2,318
Accruals of warranties issued	775	1,589
Settlements of warranty claims	(357)	(1,011)
Balance at the end of the period	$3,314	$2,896

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived intangible assets, as of March 31, 2021 and December 31, 2020 (in thousands, except weighted-average amortization period):

As of March 31, 2021	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,991	$(1,748)	$5,243
Trade secrets and processes	20.0 years	5,256	(854)	4,402
Other	5.0 years	1,803	(1,351)	452
Total intangible assets	16.7 years	$14,050	$(3,953)	$10,097

As of December 31, 2020	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$7,311	$(1,706)	$5,605
Trade secrets and processes	20.0 years	5,256	(788)	4,468
Other	5.0 years	1,885	(1,319)	566
Total intangible assets	16.6 years	$14,452	$(3,813)	$10,639
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
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$66	$66
Sales, general and administrative	212	194
Total	$278	$260

6. Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2021 (in thousands):

Total Company
Balance as of December 31, 2020	$8,372
Foreign currency translation	(366)
Balance as of March 31, 2021	$8,006
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that there was no impairment of goodwill as of March 31, 2021.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Indebtedness
Credit Agreement
On April 24, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and was set to mature on April 23, 2021. The Company entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders during the three months ended March 31, 2021.
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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of March 31, 2021, the Company was in compliance with these requirements.
As of March 31, 2021 and December 31, 2020, there were no borrowings outstanding under the amended Credit Agreement.
8. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both March 31, 2021 and December 31, 2020, the amended license agreement required minimum quarterly royalty payments of $0.3 million. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of revenue for the three months ended March 31, 2021 and 2020, was $0.5 million and $0.7 million, respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Refer to Note “3. Investments and Fair Value of Financial Instruments” for more information on contingent liabilities recorded on the condensed consolidated balance sheet.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On January 15, 2021, a putative securities class action complaint was filed against the Company and its CEO, Adam Elsesser, and Executive Vice President, Global Marketing and Public Relations, Gita Barry, on behalf of a single shareholder in the U.S. District Court for the Northern District of California, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint sought unspecified damages on behalf of a purported class that would comprise all individuals who purchased or otherwise acquired the Company's common stock between August 3, 2020 and December 15, 2020. The complaint alleged securities law violations based on allegedly misleading statements and/or omissions made in connection with the Company’s JET 7 Xtra Flex product. On March 16, 2021, the plaintiff voluntarily dismissed the complaint without prejudice.
The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
9. Stockholders’ Equity
Equity Incentive Plans
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the "Plans") is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2020	1,020,978	$23.38
Exercised	(42,408)	15.70
Canceled/Forfeited	—	—
Balance at March 31, 2021	978,570	23.71

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock awards and restricted stock units under the Plans during the three months ended March 31, 2021 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2020	369,629	$163.03
Granted	53,080	255.00
Released/Vested - Restricted Stock/RSUs	(36,672)	140.42
Canceled/Forfeited	(4,182)	175.99
Unvested at March 31, 2021	381,855	177.84
As of March 31, 2021, 364,777 restricted stock awards and restricted stock units are expected to vest.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$798	$648
Research and development	1,062	874
Sales, general and administrative	4,535	4,167
Total	$6,395	$5,689
As of March 31, 2021, total unrecognized compensation cost was $55.6 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.9 years.
The total stock-based compensation cost capitalized in inventory was $1.3 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively.
10. Accumulated Other Comprehensive (Loss) Income
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
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect the Company’s condensed consolidated statements of operations and consolidated statements of comprehensive (loss) income (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$647	$1,894	$2,541	$238	$(2,562)	$(2,324)
Other comprehensive (loss) income before reclassifications:
Unrealized (loss) gain — marketable investments	(353)	—	(353)	(689)	—	(689)
Foreign currency translation (losses) gains	—	(2,695)	(2,695)	—	(1,634)	(1,634)
Income tax effect — expense	82	—	82	72	—	72
Net of tax	(271)	(2,695)	(2,966)	(617)	(1,634)	(2,251)
Amounts reclassified from accumulated other comprehensive income (loss) to consolidated net (loss) income:
Realized gain (loss) — marketable investments	—	—	—	—	—	—
Income tax effect — expense (benefit)	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive (loss) income	(271)	(2,695)	(2,966)	(617)	(1,634)	(2,251)
Balance, end of the period	$376	$(801)	$(425)	$(379)	$(4,196)	$(4,575)

11. Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company’s provision for income taxes was $1.5 million for the three months ended March 31, 2021, which was primarily due to tax expenses attributable to its worldwide profits offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction. The Company’s benefit from income taxes was $1.6 million for the three months ended March 31, 2020, which was primarily due to tax benefits attributable to its worldwide losses as a result of the COVID-19 pandemic impact combined with excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction.
The Company’s effective tax rate changed to 12.4% for the three months ended March 31, 2021, compared to 219.0% for the three months ended March 31, 2020. The Company’s change in effective tax rate was primarily attributable to small tax expenses over relatively large worldwide profits for the three months ended March 31, 2021, when compared to large tax benefits over relatively small worldwide losses for the three months ended March 31, 2020.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of March 31, 2021 and 2020, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit and California DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. As of March 31, 2021 and 2020, the Company also maintains a valuation allowance against DTAs acquired from MVI which are subject to Separate Return Limitation Year (“SRLY”) rules that limit the utilization of the pre-acquisition tax attributes to offset future taxable income solely generated by MVI.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such are not provided for in the Company’s condensed consolidated financial statements as of March 31, 2021. The Company will repatriate foreign earnings only to the extent doing so will not result in any material U.S. tax consequences. Thus, deferred taxes on any potential future repatriation of a portion of the earnings of its German subsidiary were not reflected in the Company’s condensed consolidated financial statements as of March 31, 2021.
12. Net Income Attributable to Penumbra, Inc. Per Share
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income attributable to Penumbra, Inc. per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Penumbra, Inc.	$11,836	$1,425
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	36,455,712	35,042,912
Potential dilutive stock-based options and awards	1,077,808	1,319,814
Diluted	37,533,520	36,362,726
Net income attributable to Penumbra, Inc. per share:
Basic	$0.32	$0.04
Diluted	$0.32	$0.04
For the three months ended March 31, 2021 and 2020, outstanding stock-based awards of 22 thousand and 18 thousand shares, respectively, were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.
13. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$120,070	$95,774
International	49,134	41,555
Total	$169,204	$137,329
The following table presents the Company’s revenues disaggregated by product category, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Vascular	$89,165	$59,253
Neuro	80,039	78,076
Total	$169,204	$137,329
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its Chinese partner, the Company agreed to license the technology for certain products to its Chinese partner to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. Apart from the standard distribution

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and receive royalty payments on the downstream sales of the licensed products.
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
Payment terms - Our payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of March 31, 2021.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three months ended March 31, 2021, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing     expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
•Virtual Reality Platform - REAL Immersive System
Our vascular products fall into two broad product families:
•Vascular thrombectomy - INDIGO System designed for mechanical thrombectomy, including aspiration catheters, separators, aspiration pump and accessories and Lightning 12, our next-generation aspiration system for peripheral thrombectomy

•Peripheral embolization - RUBY Coil System, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
We sell our products to hospitals and other healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In the three months ended March 31, 2021 and 2020, 29.0% and 30.3% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $169.2 million and $137.3 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $31.9 million. We generated an operating income of $13.5 million and operating income of $0.6 million for the three months ended March 31, 2021 and 2020, respectively.
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
•We further strengthened our liquidity position by entering into a Credit Agreement (the “Credit Agreement”) on April 24, 2020, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million. This revolving line of credit provides access to capital beyond the $242.6 million in cash, cash equivalents and marketable investments on our balance sheet as of March 31, 2021, and we believe this will allow us to both navigate the current environment and emerge in a strong liquidity position after the pandemic. During the three months ended March 31, 2021, we entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and has substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. As of March 31, 2021, the Company was in compliance with the requirements in the amended Credit Agreement. As of March 31, 2021, there were no borrowings outstanding under the Credit Agreement.
•We will continue to prioritize investments in our production capacity and flexibility, commercial channels, preparation for new product launches, and new product developments to help patients.
While we have seen positive trends in certain areas of our business beginning in May 2020, we remain mindful of the negative impacts on business trends we experienced in April 2020 due to the COVID-19 pandemic. The general impact of COVID-19 on our business has been negative and we are unable to reliably predict the full impact that the COVID-19 pandemic will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2021		2020
	(in thousands, except for percentages)
Revenue	$169,204	100.0%	$137,329	100.0%
Cost of revenue	57,867	34.2	49,320	35.9
Gross profit	111,337	65.8	88,009	64.1
Operating expenses:
Research and development	18,076	10.7	12,946	9.4
Sales, general and administrative	79,798	47.2	74,453	54.2
Total operating expenses	97,874	57.8	87,399	63.6
Income from operations	13,463	8.0	610	0.4
Interest income, net	480	0.3	299	0.2
Other expense, net	(1,476)	(0.9)	(1,655)	(1.2)
Income (loss) before income taxes	12,467	7.4	(746)	(0.5)
Provision for (benefit from) income taxes	1,541	0.9	(1,634)	(1.2)
Consolidated net income	$10,926	6.5%	$888	0.6%
Net loss attributable to non-controlling interest	(910)	(0.5)	(537)	(0.4)
Net income attributable to Penumbra, Inc.	$11,836	7.0%	$1,425	1.0%

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Vascular	$89,165	$59,253	$29,912	50.5%
Neuro	80,039	78,076	1,963	2.5%
Total	$169,204	$137,329	$31,875	23.2%
Revenue increased $31.9 million, or 23.2%, to $169.2 million in the three months ended March 31, 2021, from $137.3 million in the three months ended March 31, 2020. The overall growth in our revenue is primarily due to an increase in products sales within our vascular business as a result of sales of new products and further market penetration of our existing products.
Revenue from our vascular products increased $29.9 million, or 50.5%, to $89.2 million in the three months ended March 31, 2021, from $59.3 million in the three months ended March 31, 2020. This increase was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 78.9% and 20.1%, respectively in the three months ended March 31, 2021. This increase was primarily due to higher sales volume as a result of sales of new products and further market penetration of our existing products. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products increased $2.0 million, or 2.5%, to $80.0 million in the three months ended March 31, 2021, from $78.1 million in the three months ended March 31, 2020. This increase in revenue from our neuro products was primarily attributable to increased revenue in China, sales of new products, and further market penetration of our existing products. During the three months ended March 31, 2021, sales of our neuro access products globally increased by 48.5%. This was partially offset by a decrease in sales of our neuro thrombectomy and neuro embolization products, which globally decreased by 12.5% and 6.7%, respectively, in the three months ended March 31, 2021. Prices for our neuro products remained substantially unchanged during the period.

Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,				Change
	2021		2020		$	%
	(in thousands, except for percentages)
United States	$120,070	71.0%	$95,774	69.7%	$24,296	25.4%
International	49,134	29.0%	41,555	30.3%	7,579	18.2%
Total	$169,204	100.0%	$137,329	100.0%	$31,875	23.2%
Revenue from product sales in international markets increased $7.6 million, or 18.2%, to $49.1 million in the three months ended March 31, 2021, from $41.6 million in the three months ended March 31, 2020. Revenue from international sales represented 29.0% and 30.3% of our total revenue for the three months ended March 31, 2021 and 2020, respectively.
Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Cost of revenue	$57,867	$49,320	$8,547	17.3%
Gross profit	$111,337	$88,009	$23,328	26.5%
Gross margin %	65.8%	64.1%
Gross margin increased 1.7 percentage points to 65.8% in the three months ended March 31, 2021, from 64.1% in the three months ended March 31, 2020. Gross margin is driven by our ability to scale production capacity to support our expanding portfolio of products and is also impacted by our continued investments in COVID-19 related safety measures.
Research and Development (“R&D”)

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
R&D	$18,076	$12,946	$5,130	39.6%
R&D as a percentage of revenue	10.7%	9.4%
R&D expenses increased by $5.1 million, or 39.6%, to $18.1 million in the three months ended March 31, 2021, from $12.9 million in the three months ended March 31, 2020. The increase was primarily due to a $3.5 million increase in product development and testing costs, and a $1.8 million increase in personnel-related expenses driven by an increase in headcount to support our growth.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development.
Sales, General and Administrative (“SG&A”)

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
SG&A	$79,798	$74,453	$5,345	7.2%
SG&A as a percentage of revenue	47.2%	54.2%
SG&A expenses increased by $5.3 million, or 7.2%, to $79.8 million in the three months ended March 31, 2021, from $74.5 million in the three months ended March 31, 2020. The increase was primarily due to a $9.1 million increase in personnel-related expenses, partially offset by a $2.5 million decrease in cost related to marketing events and a $1.4 million decrease in travel-related expenses.

As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$1,541	$(1,634)	$3,175	(194.3)%
Effective tax rate	12.4%	219.0%
Our provision for income taxes was $1.5 million for the three months ended March 31, 2021, which was primarily due to tax expenses attributable to our worldwide profits, offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our benefit from income taxes was $1.6 million for the three months ended March 31, 2020, which was primarily due to tax benefits attributable to our worldwide losses as a result of the COVID-19 pandemic impact, combined with excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was 12.4% for the three months ended March 31, 2021, compared to 219.0% for the three months ended March 31, 2020. Our change in effective tax rate was primarily attributable to small tax expenses over relatively large worldwide profits for the three months ended March 31, 2021, when compared to large tax benefits over relatively small worldwide losses for the three months ended March 31, 2020.
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
Liquidity and Capital Resources
As of March 31, 2021, we had $523.3 million in working capital, which included $55.6 million in cash and cash equivalents and $187.0 million in marketable investments. As of March 31, 2021, we held approximately 41.6% of our cash and cash equivalents in foreign entities.
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
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. In order to further strengthen our liquidity position and financial flexibility during the COVID-19 pandemic, on April 24, 2020 we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million, and was set to mature on April 23, 2021. During the three months ended March 31, 2021, we entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and has substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. See Note “7. Indebtedness” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
While we have strengthened our liquidity position, as a result of the COVID-19 pandemic, we cannot reliably estimate the extent to which the COVID-19 pandemic may impact our cash flow from operations in the second quarter and beyond.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$55,632	$69,670
Marketable investments	186,977	195,162
Accounts receivable, net	126,415	114,608
Accounts payable	15,389	14,109
Accrued liabilities	90,214	85,795
Working capital(1)	523,265	511,770
__________________
(1)Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$69,670	$72,779
Net cash used in operating activities	(14,368)	(5,920)
Net cash provided by investing activities	3,090	10,037
Net cash used in financing activities	(2,614)	(4,350)
Cash and cash equivalents and restricted cash at end of period	55,632	72,456
Net Cash Used In Operating Activities
Net cash used in operating activities consists primarily of consolidated net (loss) income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash used in operating activities was $14.4 million during the three months ended March 31, 2021 and consisted of consolidated net income of $10.9 million and non-cash items of $13.0 million offset by net changes in operating assets and liabilities of $38.3 million. The change in operating assets and liabilities includes an increase in inventories of $31.6 million, an increase in accounts receivable of $12.9 million and an increase in prepaid expenses and other current and non-current assets of $3.5 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $8.5 million.
Net cash provided by operating activities was $5.9 million during the three months ended March 31, 2020 and consisted of a consolidated net income of $0.9 million and non-cash items of $8.4 million, offset by net changes in operating assets and liabilities of $15.2 million. The change in operating assets and liabilities includes an increase in inventories of $15.1 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $1.5 million, and an increase in accounts receivable of $0.2 million. This was partially offset by an increase in accounts payable of $0.9 million to support our ongoing business activities and an increase in accrued expenses and other non-current liabilities of $0.7 million.

Net Cash Provided By Investing Activities
Net cash provided by investing activities relates primarily to proceeds from maturities and sales of marketable investments, net of purchases, and capital expenditures.
Net cash provided by investing activities was $3.1 million during the three months ended March 31, 2021 and primarily consisted of proceeds from maturities of marketable investments, net purchases, of $7.2 million, partially offset by capital expenditures of $4.0 million.
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
Net cash used in financing activities was $2.6 million during the three months ended March 31, 2021 and primarily consisted of $3.0 million of payments of employee taxes related to vested restricted stock and restricted stock units and $0.3 million in payments towards finance leases, partially offset by proceeds from exercises of stock options of $0.7 million.
Net cash used in financing activities was $4.4 million during the three months ended March 31, 2020 and primarily consisted of $2.1 million of payments of employee taxes related to vested restricted stock and restricted stock units, $2.0 million in payments towards finance lease obligations, and $0.7 million related to contingent consideration payments made in the first quarter of 2020 in connection with our acquisition in 2017. This was partially offset by proceeds from exercises of stock options of $0.4 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as of March 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Interest Rate Risk. We had cash and cash equivalents of $55.6 million as of March 31, 2021, which consisted of funds held in money market funds, general checking and savings accounts. In addition, we had marketable investments of $187.0 million, which consisted primarily of commercial paper, corporate bonds, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under our Credit Agreement bear interest at: 1) the adjusted LIBO rate or adjusted EURIBO rate, as applicable, plus an applicable rate, for euro currency revolving borrowing; or 2) an alternate base rate plus an applicable rate, for revolving borrowing in U.S. Dollars. As of March 31, 2021, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
We do not believe that inflation and changes in prices had a significant impact on our results of operations as of and for the period ended March 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2021 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at March 31, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported in, or new factors identified since the filing of, our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 23, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1*	Amendment No. 1, dated as of February 22, 2021, to Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 4, 2021
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)