Form 10-Q
period 2021-09-30
Penumbra Inc
filed 2021-11-03
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 21, 2021, the registrant had 37,358,765 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$66,290	$69,670
Marketable investments	200,637	195,162
Accounts receivable, net of allowance for credit losses of $2,119 and $2,198 at September 30, 2021 and December 31, 2020, respectively	120,074	114,608
Inventories	258,316	219,527
Prepaid expenses and other current assets	22,670	18,735
Total current assets	667,987	617,702
Property and equipment, net	56,632	48,169
Operating lease right-of-use assets	133,552	41,192
Finance lease right-of-use assets	36,845	38,065
Intangible assets, net	9,490	10,639
Goodwill	7,911	8,372
Deferred taxes	49,454	50,139
Other non-current assets	11,370	8,705
Total assets	$973,241	$822,983
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,679	$14,109
Accrued liabilities	93,222	85,795
Current operating lease liabilities	7,531	4,697
Current finance lease liabilities	1,627	1,331
Total current liabilities	116,059	105,932
Non-current operating lease liabilities	138,169	44,183
Non-current finance lease liabilities	26,775	27,066
Other non-current liabilities	7,635	8,014
Total liabilities	288,638	185,195
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	36	36
Additional paid-in capital	621,457	598,299
Accumulated other comprehensive (loss) income	(1,093)	2,541
Retained earnings	70,539	40,622
Total Penumbra, Inc. stockholders’ equity	690,939	641,498
Non-controlling interest	(6,336)	(3,710)
Total stockholders’ equity	684,603	637,788
Total liabilities and stockholders’ equity	$973,241	$822,983
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$190,117	$151,076	$543,579	$393,514
Cost of revenue	70,205	60,153	193,644	149,652
Gross profit	119,912	90,923	349,935	243,862
Operating expenses:
Research and development	16,734	34,923	52,548	70,594
Sales, general and administrative	94,397	76,158	264,831	210,465
Total operating expenses	111,131	111,081	317,379	281,059
Income (loss) from operations	8,781	(20,158)	32,556	(37,197)
Interest income, net	138	413	917	820
Other (expense) income, net	(1,137)	14	(3,021)	(1,130)
Income (loss) before income taxes	7,782	(19,731)	30,452	(37,507)
(Benefit from) provision for income taxes	(249)	(9,855)	3,196	(15,618)
Consolidated net income (loss)	$8,031	$(9,876)	$27,256	$(21,889)
Net loss attributable to non-controlling interest	(819)	(1,061)	(2,661)	(2,539)
Net income (loss) attributable to Penumbra, Inc.	$8,850	$(8,815)	$29,917	$(19,350)

Net income (loss) attributable to Penumbra, Inc. per share:
Basic	$0.24	$(0.24)	$0.82	$(0.54)
Diluted	$0.24	$(0.24)	$0.80	$(0.54)
Weighted average shares outstanding:
Basic	36,617,961	36,207,716	36,532,822	35,568,591
Diluted	37,611,355	36,207,716	37,592,095	35,568,591

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$8,031	$(9,876)	$27,256	$(21,889)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(1,356)	2,257	(3,188)	1,970
Net change in unrealized losses on available-for-sale securities, net of tax	(66)	(59)	(446)	455
Total other comprehensive (loss) income, net of tax	(1,422)	2,198	(3,634)	2,425
Consolidated comprehensive income (loss)	$6,609	$(7,678)	$23,622	$(19,464)
Net loss attributable to non-controlling interest	(819)	(1,061)	(2,661)	(2,539)
Comprehensive income (loss) attributable to Penumbra, Inc.	$7,428	$(6,617)	$26,283	$(16,925)

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	36,414,732	$36	$598,299	$2,541	$40,622	$641,498	$(3,710)	$637,788
Issuance of common stock	79,080	—	666	—	—	666	—	666
Shares held for tax withholdings	(11,955)	—	(3,036)	—	—	(3,036)	—	(3,036)
Stock-based compensation	—	—	7,093	—	—	7,093	—	7,093
Other comprehensive loss	—	—	—	(2,966)	—	(2,966)	—	(2,966)
Net income (loss)	—	—	—	—	11,836	11,836	(910)	10,926
Balance at March 31, 2021	36,481,857	$36	$603,022	$(425)	$52,458	$655,091	$(4,620)	$650,471
Issuance of common stock	67,547	—	312	—	—	312	—	312
Issuance of common stock under employee stock purchase plan	35,221	—	7,354	—	—	7,354	—	7,354
Shares held for tax withholdings	(15,023)	—	(3,952)	—	—	(3,952)	—	(3,952)
Stock-based compensation	—	—	10,138	—	—	10,138	—	10,138
Other comprehensive income	—	—	—	754	—	754	—	754
Net income (loss)	—	—	—	—	9,231	9,231	(932)	8,299
Balance at June 30, 2021	36,569,602	$36	$616,874	$329	$61,689	$678,928	$(5,552)	$673,376
Issuance of common stock	113,760	—	1,178			1,178	35	1,213
Shares held for tax withholdings	(13,459)	—	(3,533)	—	—	(3,533)	—	(3,533)
Stock-based compensation	—	—	6,938	—	—	6,938	—	6,938
Other comprehensive loss	—	—	—	(1,422)	—	(1,422)	—	(1,422)
Net income (loss)	—	—	—		8,850	8,850	(819)	8,031
Balance at September 30, 2021	36,669,903	$36	$621,457	$(1,093)	$70,539	$690,939	$(6,336)	$684,603

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
.See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$27,256	$(21,889)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,655	9,433
Stock-based compensation	24,101	17,486
Inventory write-downs	2,309	2,280
Deferred taxes	809	(16,637)
Impairment of intangible asset	—	2,500
Other	1,685	3,200
Changes in operating assets and liabilities:
Accounts receivable	(6,963)	(7,443)
Inventories	(45,812)	(39,940)
Prepaid expenses and other current and non-current assets	(7,096)	(6,006)
Accounts payable	(1,189)	(229)
Accrued expenses and other non-current liabilities	9,803	26,086
Proceeds from lease incentives	3,214	—
Net cash provided by (used in) operating activities	18,772	(31,159)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	(107,125)	(120,014)
Proceeds from sales of marketable investments	2,000	7,188
Proceeds from maturities of marketable investments	97,967	42,966
Purchases of property and equipment	(13,088)	(21,003)
Other	(150)	(3,060)
Net cash used in investing activities	(20,396)	(93,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	—	134,759
Proceeds from exercises of stock options	2,191	4,395
Proceeds from issuance of stock under employee stock purchase plan	7,354	5,945
Payment of employee taxes related to vested stock	(10,521)	(8,637)
Payments of finance lease obligations	(1,056)	(3,071)
Payment of acquisition-related obligations	—	(683)
Other	(93)	(248)
Net cash (used in) provided by financing activities	(2,125)	132,460
Effect of foreign exchange rate changes on cash and cash equivalents	369	(42)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,380)	7,336
CASH AND CASH EQUIVALENTS—Beginning of period	69,670	72,779
CASH AND CASH EQUIVALENTS—End of period	$66,290	$80,115
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$100,178	$1,086
Right-of-use assets obtained in exchange for finance lease obligations	$1,113	$1,624
Purchase of property and equipment funded through accounts payable and accrued liabilities	$4,839	$1,517
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$6,214	$5,649

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, the changes in comprehensive income (loss) and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Recently Adopted Accounting Standards
On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes— Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This new standard removes certain exceptions for recognizing deferred taxes of foreign investments, the incremental approach to performing intraperiod allocation, and calculating income taxes for year-to-date interim period losses when such losses exceed anticipated full year losses. The standard also adds guidance to reduce complexity in certain areas, including accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in goodwill tax basis, enacted tax law changes impact during interim periods, and allocation of taxes to members of a consolidated group which are not subject to tax. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements during the nine months ended September 30, 2021.
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$20,277	$2	$(1)	$—	$20,278
U.S. treasury	7,489	1	—	—	7,490
U.S. agency and government sponsored securities	8,561	5	(4)	—	8,562
U.S. states and municipalities	42,167	93	(8)	—	42,252
Corporate bonds	121,883	227	(55)	—	122,055
Total	$200,377	$328	$(68)	$—	$200,637

	December 31, 2020
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$4,242	$4	$—	$—	$4,246
U.S. agency and government sponsored securities	7,846	11	—	—	7,857
U.S. states and municipalities	47,934	162	(1)	—	48,095
Corporate bonds	134,298	669	(3)	—	134,964
Total	$194,320	$846	$(4)	$—	$195,162
As of September 30, 2021, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by a nominal amount. The Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, during the three and nine months ended September 30, 2021 no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive (loss) income.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$6,993	$(1)	$—	$—	$6,993	$(1)
U.S. agency and government sponsored securities	4,008	(4)	—	—	4,008	(4)
U.S. states and municipalities	12,168	(8)	—	—	12,168	(8)
Corporate bonds	26,945	(55)	—	—	26,945	(55)
Total	$50,114	$(68)	$—	$—	$50,114	$(68)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. states and municipalities	$1,408	$(1)	$—	$—	$1,408	$(1)
Corporate bonds	12,552	(3)	—	—	12,552	(3)
Total	$13,960	$(4)	$—	$—	$13,960	$(4)
The following table presents the contractual maturities of the Company’s marketable investments as of September 30, 2021 (in thousands):

	September 30, 2021
	Amortized Cost	Fair Value
Due in less than one year	$85,376	$85,523
Due in one to five years	115,001	115,114
Total	$200,377	$200,637
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company did not hold any Level 3 marketable investments as of September 30, 2021 or December 31, 2020. During the nine months ended September 30, 2021 and 2020, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2021 or December 31, 2020.
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$25,373	$—	$—	$25,373
Marketable investments:
Commercial paper	—	20,278	—	20,278
U.S. treasury	7,490	—	—	7,490
U.S. agency and government sponsored securities	—	8,562	—	8,562
U.S. states and municipalities	—	42,252	—	42,252
Corporate bonds	—	122,055	—	122,055
Total	$32,863	$193,147	$—	$226,010

	As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$33,054	$—	$—	$33,054
Marketable investments:
Commercial paper	—	4,246	—	4,246
U.S. agency and government sponsored securities	—	7,857	—	7,857
U.S. states and municipalities	—	48,095	—	48,095
Corporate bonds	—	134,964	—	134,964
Total	$33,054	$195,162	$—	$228,216
Contingent Consideration Obligations
As of September 30, 2021 and December 31, 2020, there were no contingent consideration liabilities classified as Level 3. The Company had a contingent consideration liability balance of $1.2 million related to milestone payments due in connection with the 2017 acquisition of Crossmed S.p.a. (“Crossmed”) and was based on actual revenue performance for the year ended December 31, 2019 and not based on unobservable inputs. The Company made this payment during the nine months ended September 30, 2020, of which $0.5 million is presented in operating activities and $0.7 million is presented in financing activities in the condensed consolidated statement of cash flows.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the changes in fair value of the contingent consideration obligation for the nine months ended September 30, 2020 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2019	$1,206
Payments of contingent consideration liabilities	(1,186)
Changes in fair value	—
Foreign currency remeasurement	(20)
Balance at September 30, 2020	$—

4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$64,468	$45,341
Work in process	16,007	22,099
Finished goods	177,841	152,087
Inventories	$258,316	$219,527
Accrued Liabilities
The following table shows the components of accrued liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Payroll and employee-related cost	$58,295	$50,083
Accrued expenses	10,293	9,246
Sales return provision	1,720	9,812
Product warranty	3,965	2,896
Other acquisition-related costs(1)	3,000	3,000
Other accrued liabilities	15,949	10,758
Total accrued liabilities	$93,222	$85,795

(1) Amount consists of a contingent liability related to an anti-dilution provision from the asset acquisition of MVI Health Inc. (“MVI”) in 2018.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Balance at the beginning of the period	$2,896	$2,318
Accruals of warranties issued	2,207	1,589
Settlements of warranty claims	(1,138)	(1,011)
Balance at the end of the period	$3,965	$2,896

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived intangible assets, as of September 30, 2021 and December 31, 2020 (in thousands, except weighted-average amortization period):

As of September 30, 2021	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$6,909	$(1,958)	$4,951
Trade secrets and processes	20.0 years	5,256	(986)	4,270
Other	5.0 years	1,782	(1,513)	269
Total intangible assets	17.0 years	$13,947	$(4,457)	$9,490

As of December 31, 2020	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$7,311	$(1,706)	$5,605
Trade secrets and processes	20.0 years	5,256	(788)	4,468
Other	5.0 years	1,885	(1,319)	566
Total intangible assets	16.6 years	$14,452	$(3,813)	$10,639
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
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$66	$66	$197	$197
Sales, general and administrative	207	206	633	594
Total	$273	$272	$830	$791
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
Indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. As a result of a triggering event in July 2020 that provided additional information about a condition that existed on the balance sheet date, the Company determined that an impairment existed as of June 30, 2020. As a result, the Company wrote-off the full carrying value of the indefinite-lived intangible asset and its related contingent liabilities, and recognized an impairment loss of $2.5 million in research and development expense in the consolidated statement of operations as of September 30, 2020.
At the end of each reporting period the Company had also adjusted the contingent liabilities to reflect the amount of future milestone payments that were probable to be paid. Prior to the commercialization of products utilizing the underlying technology, any changes in the contingent liability were recorded as an adjustment between the liability balances and the gross

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
carrying amount of the indefinite-lived intangible asset. As of September 30, 2021 and December 31, 2020, there was no contingent liability balance related to probable future milestone payments under the License Agreement.

6. Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2021 (in thousands):

Total Company
Balance as of December 31, 2020	$8,372
Foreign currency translation	(461)
Balance as of September 30, 2021	$7,911
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that there was no impairment of goodwill as of September 30, 2021.
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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of September 30, 2021, the Company was in compliance with these requirements.
As of September 30, 2021 and December 31, 2020, there were no borrowings outstanding under the amended Credit Agreement.
8. Leases
Lease Overview
As of December 31, 2020 and September 30, 2021, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office, research and development, manufacturing, and warehouse space primarily under noncancelable operating leases that expire at various dates through 2036, subject to the Company’s option to renew certain leases for an additional five to 15 years. The Company also leases other equipment and vehicles primarily under noncancelable operating leases that expire at various dates through 2026.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the components of the Company’s lease cost, lease term and discount rate during the three and nine months ended September 30, 2021 (in thousands, except years and percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease Cost
Operating lease cost	$3,586	$1,915	$7,465	$5,715
Finance lease cost:
Amortization of right-of-use assets	776	734	2,283	2,050
Interest on lease liabilities	376	380	1,120	1,135
Variable lease cost(1)	1,601	1,342	4,427	4,058
Total lease costs	$6,339	$4,371	$15,295	$12,958

Weighted Average Remaining Lease Term
Operating leases			13.4 years	9.3 years
Finance leases			12.5 years	13.7 years
Weighted Average Discount Rate
Operating leases			4.94%	6.16%
Finance leases			5.31%	5.36%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases.
During the third quarter of 2021, the Company signed a lease for approximately thirteen years for additional space located at 620 Roseville Parkway, Roseville, California (the “620 Roseville Parkway Lease”) which has not yet commenced as of September 30, 2021. Per the terms of the lease, improvements will be constructed and permanently affixed to the property in phases, the first of which phase is anticipated to be completed by the end of 2022.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of September 30, 2021 (in thousands):

	Operating Lease Payments	Finance Lease Payments
2021	$3,385	$761
2022	14,689	3,089
2023	14,562	3,138
2024	14,280	3,188
2025	14,269	3,119
Thereafter	141,399	26,274
Total undiscounted lease payments(1)	202,584	39,569
Less imputed interest	(56,884)	(11,167)
Present value of lease liabilities	$145,700	$28,402

(1) The table above excludes the estimated future minimum lease payment for the 620 Roseville Parkway Lease due to uncertainty around when the 620 Roseville Parkway Lease will commence and payments will be due. The total estimated lease payments over the thirteen year lease term is approximately $20.6 million.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information related to leases during the nine months ended September 30, 2021 and September 30, 2020 are as follows (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,214	$5,649
Financing cash flows from finance leases	$1,056	$3,071
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$100,178	$1,086
Finance leases	$1,113	$1,624
9. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both September 30, 2021 and December 31, 2020, the amended license agreement required minimum quarterly royalty payments of $0.3 million. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of revenue for the three months ended September 30, 2021 and 2020, was $0.6 million and $0.7 million, respectively, and for the nine months ended September 30, 2021 and 2020, was $1.7 million and $1.8 million respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Equity Incentive Plans
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the "Plans") is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2020	1,020,978	$23.38
Exercised	(143,826)	14.99
Canceled/Forfeited	(150)	19.07
Balance at September 30, 2021	877,002	24.76

Restricted Stock and Restricted Stock Units
Activity of unvested restricted stock awards and restricted stock units under the Plans during the nine months ended September 30, 2021 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2020	369,629	$163.03
Granted	109,649	259.22
Released/Vested - Restricted Stock/RSUs	(116,561)	155.53
Canceled/Forfeited	(14,466)	190.80
Unvested at September 30, 2021	348,251	194.67
As of September 30, 2021, 331,274 restricted stock awards and restricted stock units are expected to vest.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$766	$589	$2,107	$1,644
Research and development	1,118	865	3,368	2,630
Sales, general and administrative	6,019	4,784	18,626	13,212
Total	$7,903	$6,238	$24,101	$17,486
As of September 30, 2021, total unrecognized compensation cost was $55.4 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.0 years.
The total stock-based compensation cost capitalized in inventory was $1.7 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively.
11. Accumulated Other Comprehensive Income
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
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income into earnings affect the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$267	$62	$329	$752	$(2,849)	$(2,097)
Other comprehensive (loss) income before reclassifications:
Unrealized (loss) — marketable investments	(86)	—	(86)	(77)	—	(77)
Foreign currency translation (losses) gains	—	(1,356)	(1,356)	—	2,257	2,257
Income tax effect — expense	20	—	20	18	—	18
Net of tax	(66)	(1,356)	(1,422)	(59)	2,257	2,198
Amounts reclassified from accumulated other comprehensive income (loss) to consolidated net (loss) income:
Realized gain (loss) — marketable investments	—	—	—	—	—	—
Income tax effect — expense (benefit)	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive (loss) income	(66)	(1,356)	(1,422)	(59)	2,257	2,198
Balance, end of the period	$201	$(1,294)	$(1,093)	$693	$(592)	$101

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$647	$1,894	$2,541	$238	$(2,562)	$(2,324)
Other comprehensive (loss) income before reclassifications:
Unrealized (loss) gain — marketable investments	(581)	—	(581)	594	—	594
Foreign currency translation gains (losses)	—	(3,188)	(3,188)	—	1,970	1,970
Income tax effect — expense	135	—	135	(139)	—	(139)
Net of tax	(446)	(3,188)	(3,634)	455	1,970	2,425
Amounts reclassified from accumulated other comprehensive income (loss) to consolidated net (loss) income:
Realized gain (loss)— marketable investments	—	—	—	—	—	—
Income tax effect — expense	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive (loss) income	(446)	(3,188)	(3,634)	455	1,970	2,425
Balance at end of the period	$201	$(1,294)	$(1,093)	$693	$(592)	$101
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
During interim periods, the Company generally utilizes the estimated annual effective tax rate (“AETR”) method which involves the use of forecasted information. Under the AETR method, the provision is calculated by applying the estimated AETR for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Jurisdictions with tax assets for which the Company believes a tax benefit cannot be realized are excluded from the computation of its AETR. In addition, the Company excluded the unusual and infrequent anticipated one-time expenses associated with the acquisition (See Note “15. Subsequent Events” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information) from the full year forecast when computing the AETR for the three and nine months ended September 30, 2021.
The Company’s income taxes for the three and nine months ended September 30, 2021 was $0.2 million of tax benefit and $3.2 million of tax expense, respectively, compared to $9.9 million and $15.6 million of tax benefit for the three and nine months ended September 30, 2020, respectively. The Company’s tax benefit or expense for 2021 was primarily due to tax expense attributable to worldwide profit, offset by excess tax benefit from stock-based compensation attributable to U.S. jurisdiction, compared to the tax benefit attributable to worldwide loss as a result of the COVID-19 pandemic impact combined with excess tax benefit from stock-based compensation attributable to the U.S. jurisdiction in 2020.
The Company’s effective tax rate was (3.2)% and 10.5% for the three and nine months ended September 30, 2021, respectively, compared to 49.9% and 41.6% for the three and nine months ended September 30, 2020, respectively. The Company’s change in effective tax rate was primarily attributable to small tax benefit or expense over relatively large worldwide profit for the three and nine months ended September 30, 2021, when compared to large tax benefit over relatively small worldwide loss for the three and nine months ended September 30, 2020.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of September 30, 2021 and 2020, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit and California DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. As of September 30, 2021 and 2020, the Company also maintains a valuation allowance against DTAs acquired from MVI which are subject to Separate Return Limitation Year (“SRLY”) rules that limit the utilization of the pre-acquisition tax attributes to offset future taxable income solely generated by MVI.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such are not provided for in the Company’s condensed consolidated financial statements as of September 30, 2021.
13. Net Income (Loss) Attributable to Penumbra, Inc. Per Share
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) attributable to Penumbra, Inc. per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Penumbra, Inc.	$8,850	$(8,815)	$29,917	$(19,350)
Denominator:
Weighted average shares used to compute net income (loss) attributable to common stockholders:
Basic	36,617,961	36,207,716	36,532,822	35,568,591
Potential dilutive stock-based options and awards	993,394	—	1,059,273	—
Diluted	37,611,355	36,207,716	37,592,095	35,568,591
Net income (loss) attributable to Penumbra, Inc. per share:
Basic	$0.24	$(0.24)	$0.82	$(0.54)
Diluted	$0.24	$(0.24)	$0.80	$(0.54)
For the three months ended September 30, 2021 and 2020, outstanding stock-based awards of 6 thousand and 1.8 million shares, respectively, and for the nine months ended September 30, 2021 and 2020, outstanding stock-based awards of 27 thousand and 1.9 million shares, respectively, were excluded from the computation of diluted net income (loss) attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.
14. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$134,834	$109,656	$383,306	$283,473
International	55,283	41,420	160,273	110,041
Total	$190,117	$151,076	$543,579	$393,514
The following table presents the Company’s revenues disaggregated by product category, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Vascular	$105,465	$75,159	$295,314	$180,684
Neuro	84,652	75,917	248,265	212,830
Total	$190,117	$151,076	$543,579	$393,514
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of September 30, 2021.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
reporting period as required. During the three and nine months ended September 30, 2021, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
15. Subsequent Events
On October 1, 2021 the Company closed (the “Closing”) the acquisition of Sixense Enterprises Inc. (“Sixense”) pursuant to the Agreement and Plan of Merger, dated September 17, 2021 (the “Merger Agreement”) among the Company, Sixense, Seychelles Merger Corporation, a wholly owned subsidiary of the Company, and a stockholders’ agent (the “Merger”).
Sixense, a privately held company, specializes in enterprise use of virtual reality hardware and software and has been an integral partner on the development of the Company’s REAL System portfolio. This acquisition allows the Company to streamline its efforts and collaborate more closely on its immersive therapeutics offerings.
At the Closing and as consideration for the Merger, all outstanding shares of Sixense capital stock were cancelled in exchange for the right to receive an aggregate amount of 661,877 shares of the Company’s common stock, representing purchase consideration to be calculated by using the closing price of the Company's common stock on October 1, 2021. Additionally, at the closing, the Company converted all stock options held by Sixense service providers that would continue as service providers after the Merger into fully vested options to purchase an aggregate amount of 447,017 shares of the Company’s common stock. These converted options to purchase the Company’s common stock, which are attributable to precombination vesting, will represent purchase consideration based on the fair value of these replacement awards as of October 1, 2021. The shares of the Company’s common stock issued pursuant to the terms of the Merger Agreement were issued in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended.
Given the short period of time from the close of the acquisition to the filing of this Form 10-Q, the Company is in the process of compiling the required information to complete the initial accounting for the Merger. As a result certain information, including the fair value of the consideration transferred, its allocation to the major classes of assets acquired and liabilities assumed and other required disclosures, will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2021.

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
•Virtual Reality Platform - REAL Immersive System
Our vascular products fall into two broad product families:
•Vascular thrombectomy - INDIGO System designed for mechanical thrombectomy, including aspiration catheters, separators, aspiration pump and accessories and Lightning, our next-generation aspiration system for peripheral thrombectomy

•Peripheral embolization - RUBY Coil System, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
We support healthcare providers, hospitals and clinics in more than 100 countries. In the nine months ended September 30, 2021 and 2020, 29.5% and 28.0% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $543.6 million and $393.5 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $150.1 million. We generated operating income of $32.6 million and an operating loss of $37.2 million for the nine months ended September 30, 2021 and 2020, respectively.
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
•We further strengthened our liquidity position by entering into a Credit Agreement (the “Credit Agreement”) on April 24, 2020, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million. This revolving line of credit provides access to capital beyond the $266.9 million in cash, cash equivalents and marketable investments on our balance sheet as of September 30, 2021, and we believe this will allow us to both navigate the current environment and emerge in a strong liquidity position after the pandemic. During the three months ended March 31, 2021, we entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and has substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. As of September 30, 2021, the Company was in compliance with the requirements in the amended Credit Agreement. As of September 30, 2021, there were no borrowings outstanding under the Credit Agreement.
•We will continue to prioritize investments in our production capacity and flexibility, commercial channels, preparation for new product launches, and new product developments to help patients.
While we began to see positive trends in certain areas of our business in May 2020, we remain mindful of the negative impacts on business trends we experienced in April 2020 due to the COVID-19 pandemic. The general impact of COVID-19 on our business has been negative and we are unable to reliably predict the full impact that the COVID-19 pandemic will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, particularly as new variants of the virus spread, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.
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
In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the impact of COVID-19, the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs due to obsolescence; costs, benefits and timing of new product introductions; costs, benefits and timing of the acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We may experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we may experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development. Due to the impact of the COVID-19 pandemic on our business during the quarter ended September 30, 2020, comparisons of our results of operations for the three and nine months ended September 30, 2021 to the comparable period of the prior year may not be indicative of our performance in future periods as we saw an increase in elective procedures during the nine months ended September 30, 2021 as COVID-19 vaccinations increased in the U.S.

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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$190,117	100.0%	$151,076	100.0%	$543,579	100.0%	$393,514	100.0%
Cost of revenue	70,205	36.9	60,153	39.8	193,644	35.6	149,652	38.0
Gross profit	119,912	63.1	90,923	60.2	349,935	64.4	243,862	62.0
Operating expenses:
Research and development	16,734	8.8	34,923	23.1	52,548	9.7	70,594	17.9
Sales, general and administrative	94,397	49.7	76,158	50.4	264,831	48.7	210,465	53.5
Total operating expenses	111,131	58.5	111,081	73.5	317,379	58.4	281,059	71.4
Income (loss) from operations	8,781	4.6	(20,158)	(13.3)	32,556	6.0	(37,197)	(9.5)
Interest income, net	138	0.1	413	0.3	917	0.2	820	0.2
Other (expense) income, net	(1,137)	(0.6)	14	—	(3,021)	(0.6)	(1,130)	(0.3)
Income (loss) before income taxes	7,782	4.1	(19,731)	(13.1)	30,452	5.6	(37,507)	(9.5)
(Benefit from) provision for income taxes	(249)	(0.1)	(9,855)	(6.5)	3,196	0.6	(15,618)	(4.0)
Consolidated net income (loss)	$8,031	4.2%	$(9,876)	(6.5)%	$27,256	5.0%	$(21,889)	(5.6)%
Net loss attributable to non-controlling interest	(819)	(0.4)	(1,061)	(0.7)	(2,661)	(0.5)	(2,539)	(0.6)
Net income (loss) attributable to Penumbra, Inc.	$8,850	4.7%	$(8,815)	(5.8)%	$29,917	5.5%	$(19,350)	(4.9)%

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Vascular	$105,465	$75,159	$30,306	40.3%
Neuro	84,652	75,917	8,735	11.5%
Total	$190,117	$151,076	$39,041	25.8%
Revenue increased $39.0 million, or 25.8%, to $190.1 million in the three months ended September 30, 2021, from $151.1 million in the three months ended September 30, 2020. Overall revenue growth is primarily due to an increase in sales of new and existing products within our vascular and neuro businesses, as well as a higher number of elective procedures performed as COVID-19 vaccination rates increased. Given the current state of vaccinations and the spread of new variants of the virus, it is possible that the increase in elective cases will begin to normalize in future quarters.
Revenue from our vascular products increased $30.3 million, or 40.3%, to $105.5 million in the three months ended September 30, 2021, from $75.2 million in the three months ended September 30, 2020. This increase was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 55.4% and 22.2%, respectively in the three months ended September 30, 2021. These increases were primarily due to higher sales volume as a result of sales of new products, further market penetration of our existing products, and an increase in the number of elective procedures performed. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products increased $8.7 million, or 11.5%, to $84.7 million in the three months ended September 30, 2021, from $75.9 million in the three months ended September 30, 2020. This increase in revenue from our neuro products was primarily attributable to increased revenue in China, sales of new products, and further market penetration of our existing products. These increases were driven by an increase in sales of our neuro access products, neuro embolization products and neuro thrombectomy products which globally increased by 34.3%, 8.1% and 1.7%, respectively, in the three months ended September 30, 2021. Prices for our neuro products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Change
	2021		2020		$	%
	(in thousands, except for percentages)
United States	$134,834	70.9%	$109,656	72.6%	$25,178	23.0%
International	55,283	29.1%	41,420	27.4%	13,863	33.5%
Total	$190,117	100.0%	$151,076	100.0%	$39,041	25.8%
Revenue from product sales in international markets increased $13.9 million, or 33.5%, to $55.3 million in the three months ended September 30, 2021, from $41.4 million in the three months ended September 30, 2020. Revenue from international sales represented 29.1% and 27.4% of our total revenue for the three months ended September 30, 2021 and 2020, respectively.
Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Cost of revenue	$70,205	$60,153	$10,052	16.7%
Gross profit	$119,912	$90,923	$28,989	31.9%
Gross margin %	63.1%	60.2%
Gross margin increased 2.9 percentage points to 63.1% in the three months ended September 30, 2021, from 60.2% in the three months ended September 30, 2020, primarily due to benefits from higher volume and stable product mix. Gross margin is impacted by our ability to scale production capacity to support our expanding portfolio of products as well as our continued investments in COVID-19 related safety measures. As such, as we continue to accelerate investments in our production capacity, our gross margin may be negatively impacted in the short term.
Research and Development (“R&D”)

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
R&D	$16,734	$34,923	$(18,189)	(52.1)%
R&D as a percentage of revenue	8.8%	23.1%
R&D expenses decreased by $18.2 million, or 52.1%, to $16.7 million in the three months ended September 30, 2021, from $34.9 million in the three months ended September 30, 2020. The decrease was primarily due to $13.2 million of one-time, non-recurring personnel-related expenses associated with the launch of our Lightning product in the third quarter of 2020 and a $2.6 million decrease in product development and testing costs.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. As part of our ongoing investment in the development of our products, we are anticipating future payments related to research and development milestones. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development, which may include additional personnel-related expenses in conjunction with the launch of new products.

Sales, General and Administrative (“SG&A”)

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
SG&A	$94,397	$76,158	$18,239	23.9%
SG&A as a percentage of revenue	49.7%	50.4%
SG&A expenses increased by $18.2 million, or 23.9%, to $94.4 million in the three months ended September 30, 2021, from $76.2 million in the three months ended September 30, 2020. The increase was primarily due to a $5.9 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $3.5 million increase in travel-related expenses as most domestic travel and other in-person activities returned to pre-COVID-19 levels in the current period, a $3.4 million increase in cost related to marketing events, and a $1.9 million increase in infrastructure costs.
As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees. As part of our ongoing investment in our growth, we are anticipating one-time expenses associated with the Sixense acquisition (See Note “15. Subsequent Events” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
Provision for/(Benefit from) from Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$(249)	$(9,855)	$9,606	(97.5)%
Effective tax rate	(3.2)%	49.9%
Our benefit from income taxes was $0.2 million for the three months ended September 30, 2021, which was primarily due to tax expense attributable to our worldwide profit, offset by excess tax benefit from stock-based compensation attributable to our U.S. jurisdiction. Our benefit from income taxes was $9.9 million for the three months ended September 30, 2020, which was primarily due to tax benefit attributable to our worldwide loss as a result of the COVID-19 pandemic impact, combined with excess tax benefit from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was (3.2)% for the three months ended September 30, 2021, compared to 49.9% for the three months ended September 30, 2020. Our change in effective tax rate was primarily attributable to small tax benefit over relatively large worldwide profit for the three months ended September 30, 2021, when compared to large tax benefit over relatively small worldwide loss for the three months ended September 30, 2020. In addition, the anticipated payments related to research and development milestones and one-time expenses associated with the Sixense acquisition may result in a future tax benefit.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Vascular	$295,314	$180,684	$114,630	63.4%
Neuro	248,265	212,830	35,435	16.6%
Total	$543,579	$393,514	$150,065	38.1%
Revenue increased $150.1 million, or 38.1%, to $543.6 million in the nine months ended September 30, 2021, from $393.5 million in the nine months ended September 30, 2020. Overall revenue growth is primarily due to an increase in sales of new and existing products within our vascular and neuro businesses, as well as a higher number of elective procedures performed as COVID-19 vaccination rates increased. Given the current state of vaccinations and the spread of new variants of the virus, it is possible that the increase in elective cases will begin to normalize in future quarters.
Revenue from our vascular products increased $114.6 million, or 63.4%, to $295.3 million in the nine months ended September 30, 2021, from $180.7 million in the nine months ended September 30, 2020. This increase was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 85.2% and 38.5%, respectively, in the nine months ended September 30, 2021. These increases were primarily due to higher sales volume as a result of sales of new products, further market penetration of our existing products, and an increase in the number of elective procedures performed. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products increased $35.4 million, or 16.6%, to $248.3 million in the nine months ended September 30, 2021, from $212.8 million in the nine months ended September 30, 2020. This increase in revenue from our neuro products was primarily attributable to increased revenue in China, sales of new products, and further market penetration of our existing products. This increase was driven by an increase in sales of our neuro access products, neuro embolization products and neuro thrombectomy products which globally increased by 51.0%, 14.6% and 3.2%, respectively, in the nine months ended September 30, 2021. Prices for our neuro products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,				Change
	2021		2020		$	%
	(in thousands, except for percentages)
United States	$383,306	70.5%	$283,473	72.0%	$99,833	35.2%
International	160,273	29.5%	110,041	28.0%	50,232	45.6%
Total	$543,579	100.0%	$393,514	100.0%	$150,065	38.1%
Revenue from sales in international markets increased $50.2 million, or 45.6%, to $160.3 million in the nine months ended September 30, 2021, from $110.0 million in the nine months ended September 30, 2020. Revenue from international sales represented 29.5% and 28.0% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.
Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Cost of revenue	$193,644	$149,652	$43,992	29.4%
Gross profit	$349,935	$243,862	$106,073	43.5%
Gross margin %	64.4%	62.0%
Gross margin increased 2.4 percentage points to 64.4% in the nine months ended September 30, 2021, from 62.0% in the nine months ended September 30, 2020, primarily due to benefits from higher volume and stable product mix. Gross margin is impacted by our ability to scale production capacity to support our expanding portfolio of products as well as our continued investments in COVID-19 related safety measures. As such, as we continue to accelerate investments in our production capacity, our gross margin may be negatively impacted in the short term.
Research and Development (“R&D”)

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
R&D	$52,548	$70,594	$(18,046)	(25.6)%
R&D as a percentage of revenue	9.7%	17.9%
R&D expenses decreased by $18.0 million, or 25.6%, to $52.5 million in the nine months ended September 30, 2021, from $70.6 million in the nine months ended September 30, 2020. The decrease was primarily due to a $9.1 million one-time, non-recurring personnel-related expenses associated with the launch of our Lightning product in the third quarter of 2020 and a $9.1 million decrease in product development and testing costs.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. As part of our ongoing investment in the development of our products, we are anticipating future payments related to research and development milestones. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development, which may include additional personnel-related expenses in conjunction with the launch of new products.
Sales, General and Administrative (SG&A)

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
SG&A	$264,831	$210,465	$54,366	25.8%
SG&A as a percentage of revenue	48.7%	53.5%
SG&A expenses increased by $54.4 million, or 25.8%, to $264.8 million in the nine months ended September 30, 2021, from $210.5 million in the nine months ended September 30, 2020. The increase was primarily due to a $35.3 million increase in personnel-related expense driven by an increase in headcount and related expenses to support our growth, a $5.8 million increase in travel-related expenses and a $5.2 million increase in cost related to marketing events as most domestic travel and other in-person activities returned to pre-COVID-19 levels in the current period, and a $1.9 million increase in infrastructure costs.
As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees. As part of our ongoing investment in our growth, we are anticipating one-time expenses associated with the Sixense acquisition (See Note “15. Subsequent Events” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
Provision For (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$3,196	$(15,618)	$18,814	(120.5)%
Effective tax rate	10.5%	41.6%
Our provision for income taxes was $3.2 million for the nine months ended September 30, 2021, which was primarily due to tax expense attributable to our worldwide profit, offset by excess tax benefit from stock-based compensation attributable to our U.S. jurisdiction. Our benefit from income taxes was $15.6 million for the nine months ended September 30, 2020, which was primarily due to tax benefit attributable to our worldwide loss as a result of the COVID-19 pandemic impact, combined with excess tax benefit from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was 10.5% for the nine months ended September 30, 2021, compared to 41.6% for the nine months ended September 30, 2020. Our change in effective tax rate was primarily attributable to small tax expense over relatively large worldwide profit for the nine months ended September 30, 2021, when compared to large tax benefit over relatively small worldwide loss for the nine months ended September 30, 2020. In addition, the anticipated payments related to research and development milestones and one-time expenses associated with the Sixense acquisition may result in a future tax benefit.
Prospectively, our effective tax rate will likely be driven by (1) permanent differences in taxable income for tax and financial reporting purposes, (2) tax expense attributable to our worldwide profit or tax benefit attributable to our worldwide losses, and (3) discrete tax adjustments such as excess tax benefits related to stock-based compensation. Our income tax provision is subject to volatility as the amount of excess tax benefits can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP. In addition, changes in tax law or our interpretation thereof, and changes to our valuation allowance could result in fluctuations in our effective tax rate.
Liquidity and Capital Resources
As of September 30, 2021, we had $551.9 million in working capital, which included $66.3 million in cash and cash equivalents and $200.6 million in marketable investments. As of September 30, 2021, we held approximately 26.2% of our cash and cash equivalents in foreign entities.

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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$66,290	$69,670
Marketable investments	200,637	195,162
Accounts receivable, net	120,074	114,608
Accounts payable	13,679	14,109
Accrued liabilities	93,222	85,795
Working capital(1)	551,928	511,770

(1)Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$69,670	$72,779
Net cash provided by (used in) operating activities	18,772	(31,159)
Net cash used in investing activities	(20,396)	(93,923)
Net cash (used in) provided by financing activities	(2,125)	132,460
Cash and cash equivalents and restricted cash at end of period	66,290	80,115
Net Cash Provided By (Used In) Operating Activities
Net cash provided by (used in) operating activities consists primarily of consolidated net income (loss) adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-downs, impairment of intangible assets, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $18.8 million during the nine months ended September 30, 2021 and consisted of consolidated net income of $27.3 million and non-cash items of $39.6 million, offset by net changes in operating assets and liabilities of $48.0 million. The change in operating assets and liabilities includes an increase in inventories of $45.8 million to support our growth, an increase in prepaid expenses and other current and non-current assets of $7.1 million, an increase in accounts receivable of $7.0 million, and a decrease in accounts payable of $1.2 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $9.8 million and proceeds of $3.2 million received related to lease incentives from operating leases.
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
Net Cash Used In Investing Activities
Net cash used in investing activities relates primarily to proceeds from maturities and sales of marketable investments, net of purchases, and capital expenditures.
Net cash used in investing activities was $20.4 million during the nine months ended September 30, 2021 and primarily consisted of purchases of marketable investments, net of proceeds from maturities and sales, of $7.2 million, and capital expenditures of $13.1 million.
Net cash used in investing activities was $93.9 million during the nine months ended September 30, 2020 and consisted of purchases of marketable investments, net of proceeds from maturities and sales, of $69.9 million, and capital expenditures of $21.0 million.
Net Cash (Used In) Provided By Financing Activities
Net cash (used in) provided by financing activities primarily relates to payments of employee taxes related to vested restricted stock units, payments towards the reduction of our finance lease obligations and certain acquisition-related payments, and proceeds from exercises of stock options and issuance of common stock.

Net cash used in financing activities was $2.1 million during the nine months ended September 30, 2021 and primarily consisted of $10.5 million of payments of employee taxes related to vested restricted stock and restricted stock units and $1.1 million in payments towards finance leases. This was partially offset by proceeds from the issuance of common stock under our employee stock purchase plan of $7.4 million and proceeds from exercises of stock options of $2.2 million.
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
Contractual Obligations and Commitments
During the nine months ended September 30, 2021, the Company entered into new leases, and modified existing leases for certain properties. See Note “8. Leases” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our future lease obligations.
During the nine months ended September 30, 2021, we entered into a $7.3 million non-cancelable supply agreement to purchase a fixed amount of materials used in our manufacturing process.
There have been no other material changes to our contractual obligations and commitments as of September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Interest Rate Risk. We had cash and cash equivalents of $66.3 million as of September 30, 2021, which consisted of funds held in money market funds, general checking and savings accounts. In addition, we had marketable investments of $200.6 million, which consisted primarily of commercial paper, corporate bonds, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under our Credit Agreement bear interest at: 1) the adjusted LIBO rate or adjusted EURIBO rate, as applicable, plus an applicable rate, for euro currency revolving borrowing; or 2) an alternate base rate plus an applicable rate, for revolving borrowing in U.S. Dollars. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it intends to phase out LIBOR by the end of 2021. In the event that certain transition events are triggered under our Credit Agreement, interest on our future revolving loans would be determined by a replacement benchmark reference rate.
As of September 30, 2021, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
We do not believe that inflation and changes in prices had a significant impact on our results of operations as of and for the period ended September 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2021 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at September 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: November 3, 2021
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)