Form 10-K
period 2021-12-31
Penumbra Inc
filed 2022-02-22
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐  No:  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $9.5 billion, based on the closing price as reported on the New York Stock Exchange as of such date.
As of February 14, 2022, the registrant had 37,651,275 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, which is to be filed not more than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part I, Item IA of this Form 10-K. These risks include, but are not limited to, the following:
•we have a limited operating history in certain markets and may not be able to sustain or grow our profitability or generate positive cash flows from operations in the future;
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
•we face risks related to our investment in our immersive healthcare platform, including our inexperience with virtual reality technology, and we may be unsuccessful in developing and commercializing products using virtual reality technology;
•our future growth depends, in part, on our ability to further penetrate our current customer base and increase the frequency of use of our products by our customers;
•our future growth depends, in part, on significantly expanding our user base to include additional specialist physicians and other healthcare providers in both our existing and future target end markets;
•we may not have the resources to successfully market and sell our products, which would adversely affect our business and results of operations;
•third-party reimbursement may not be available or adequate for the procedures or sessions for which our products are used, and may be subject to change;
•we have generated a significant portion of our revenue and revenue growth from a limited number of product families, and our revenue and business prospects would be adversely affected if sales of any of these product families were to decline;
•we must maintain and further develop relationships with specialist physicians and other healthcare providers, and if specialist physicians or other healthcare providers do not recommend and endorse, or use, our products or if our relationships with specialist physicians or other healthcare providers deteriorate, our products may not be accepted or maintain acceptance in the marketplace, which would adversely affect our business and results of operations;
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
•the future success of our ischemic stroke business depends in part upon establishing an interventional stroke care pathway in the United States that integrates the use of mechanical thrombectomy into the treatment of ischemic stroke;

•we are subject to stringent domestic and foreign medical device regulations, which may impede the approval or clearance process for our products, hinder our development activities and manufacturing processes and, in some cases, result in the recall or seizure of previously approved or cleared products;
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
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market novel products and have a broad portfolio that addresses challenging medical conditions in markets with significant unmet need. Our team focuses on developing, manufacturing and marketing novel products for use by specialist physicians and healthcare providers to drive improved clinical and health outcomes. We believe that the cost-effectiveness of our products is attractive to our customers.
Since our founding in 2004, we have had a strong track record of organic product development and commercial expansion that has established the foundation of our global organization. We have successfully developed, obtained regulatory clearance or approval for, and introduced products into the neurovascular market since 2007, vascular market since 2013, neurosurgical market since 2014, and immersive healthcare market since 2020.
We expect to continue to develop and build our portfolio of products, including our thrombectomy, embolization, access and immersive healthcare technologies, while iterating on our currently available products. Generally, when we introduce a next generation product or a new product designed to replace a current product, sales of the earlier generation product or the product replaced decline. Our research and development activities are centered around the development of new products and clinical activities designed to support our regulatory submissions and demonstrate the effectiveness of our products.
We attribute our success to our culture built on cooperation, our highly efficient product innovation process, our disciplined approach to product and commercial development, our deep understanding of our target end markets and our relationships with specialist physicians and healthcare providers. We believe these factors have enabled us to rapidly innovate in a highly efficient manner.
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $747.6 million, $560.4 million and $547.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. This represents an annual increase of 33.4% and 2.4%, respectively. We generated operating losses of $7.5 million and $38.9 million for the years ended December 31, 2021 and 2020, respectively, and operating income of $47.5 million for the year ended December 31, 2019.
Our results for the years ended December 31, 2021 and 2020 were impacted by the COVID-19 pandemic, which continues to impact our business. While our business falls within the category of healthcare operations, which are essential businesses that have generally been permitted to continue operating during the COVID-19 pandemic, we have experienced, and expect to continue to experience, disruptions to our operations as a result of the pandemic. While we have seen positive trends in certain areas of our business beginning in May 2020, we remain mindful of the negative impacts on business trends we experienced in April 2020 due to the COVID-19 pandemic. For example, hospital resources have been diverted to fight the pandemic, and many government agencies in conjunction with healthcare systems have recommended the deferral of elective and semi-elective medical procedures during the pandemic. The general impact of COVID-19 on our business has been negative and we are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, particularly as new variants of the virus spread, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.

Our Markets
We concentrate on improving treatment outcomes for patients with certain forms of vascular disease and strive to improve the long-term quality of life for patients who could benefit from immersive healthcare applications. Vascular disease refers to any condition that affects the circulatory system and typically manifests as a blockage or rupture of an artery or a vein. When the treatment for vascular disease is performed from within a vessel, it is referred to as an endovascular procedure. Endovascular device markets are conventionally classified according to the anatomic location of the disorder, and are generally divided into neuro, which includes neurovascular and neurosurgical, and vascular, which includes peripheral vascular and cardiovascular. In both of these markets, our main product technologies include thrombectomy devices to remove clots and embolization devices to treat aneurysms and to occlude vessels. Immersive healthcare technology includes applications for patients recovering from or undergoing rehabilitation related to diseases, injuries, or illnesses, as well as applications designed to address mental well-being and cognition.
We generated revenue of $338.7 million, $292.6 million and $331.7 million from our neuro product category for the years ended December 31, 2021, 2020 and 2019, respectively. We generated revenue of $408.9 million, $267.8 million, and $215.7 million from our vascular product category for the years ended December 31, 2021, 2020 and 2019, respectively. The Company designs, develops, manufactures and markets novel products, and operates as one operating segment.
While reliable third-party data is not available for many markets outside the United States, we believe there are substantial additional market opportunities for our neuro, vascular and immersive healthcare products throughout the world.
The Neuro Market
The neuro market is comprised of vascular diseases and disorders in the brain, including ischemic stroke, brain aneurysms, hemorrhagic stroke and other conditions. Our solutions address the intervention of these diseases.
Globally, stroke is a leading cause of death and serious long-term disability. A stroke occurs when a blood vessel that carries oxygen and nutrients to the brain is either blocked by a clot or bursts (ruptures). It is estimated that nearly 14 million strokes occur annually and that there are more than 80 million survivors of stroke globally. In the United States, the American Heart Association (“AHA”) and American Stroke Association (“ASA”) estimate that nearly 800,000 strokes occur annually, and lead to approximately 150,000 deaths per year.
Some of the more common neurovascular diseases we focus on are:
•Ischemic Stroke: Ischemic strokes, caused by the blockage of an artery in the brain, represent approximately 87% of strokes, or approximately 700,000 patients annually, in the United States. Of these cases, we estimate that approximately 200,000 are treatable with mechanical thrombectomy, which involves removal of the clot causing the blockage by mechanical means and restoring blood flow to the blocked vessels. Outside of the United States, we estimate, based on published sources, that there are approximately 9.7 million ischemic strokes annually and that 1.9 million of these patients are treatable with mechanical thrombectomy. Studies have shown that patients treated with mechanical thrombectomy had improved functional outcomes compared with treatment with clot-busting drugs such as tPA alone.
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
In addition to products addressing these specific diseases, our neuro access products address other diseases and potentially broader neuro conditions as well.

The Vascular Market
Vascular diseases are diseases occurring in vessels in the body outside of the brain. Such diseases are very similar to those experienced in the neurovasculature. Just as the disruption of blood flow to the brain has high mortality and morbidity, disruptions in the peripheral vasculature can also have serious adverse consequences. There are approximately 1.4 million incidences of clot in the peripheral vasculature each year in the United States, the vast majority of which do not currently receive mechanical thrombectomy intervention. This includes:
•Peripheral Arterial Occlusion (“PAO”): Acute PAO occurs when a blood clot develops in major peripheral arteries. PAO includes Acute Limb Ischemia (“ALI”), which occurs when the leg has an immediate change because of an occlusion in the artery, which is almost always caused either because a blood clot forms in the artery or because emboli from the heart or other place within the body travels to the extremity and causes an occlusion. We estimate there are approximately 250,000 patients in the United States each year who are treated for ALI.
•Deep Vein Thrombosis (“DVT”): A DVT occurs when a clot forms in a deep vein, usually in the leg and sometimes in the arm. We estimate that approximately 350,000 patients in the United States each year suffer from iliofemoral or proximal upper extremity DVT.
•Pulmonary Embolism (“PE”): PE is a condition that occurs when blood clots, which typically travel from the veins in the legs, get caught in the lungs. We estimate there are approximately 150,000 patients in the United States who suffer either a high- or intermediate-risk PE, also known as massive or sub massive PEs, respectively.
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
•Other Vascular Diseases: In addition to products addressing the above diseases and conditions, our peripheral embolization products address other diseases and conditions such as aneurysm, vessel malformations, bleeding, endoleaks, ovarian veins and varicoceles.
The Immersive Healthcare Market
Immersive healthcare is the use of immersive 3D computer-based technologies to support patient care across a broad spectrum of conditions, including patients recovering from or undergoing physical rehabilitation, and patients with mental well-being and cognition related challenges. Physical rehabilitation can include patients recovering from a range of neuro conditions, including stroke and traumatic brain injury, trauma, sports medicine and other orthopedic conditions. In the case of mental well-being and cognition, patients with a variety of conditions can benefit from distraction, reminiscence, and other therapies to manage symptoms including pain, anxious and depressed moods, age-related challenges, fatigue, and loneliness in a wide range of healthcare settings such as in-hospital settings, skilled nursing facilities, outpatient facilities, senior living facilities and other specialty settings. We estimate there are more than 50 million patients in the United States each year who can benefit from our immersive healthcare products.

Our Product Portfolio
Since our founding in 2004 we have developed a product portfolio that includes 7 product families within our major markets. The following table summarizes our product offerings.

Product Families		Key Product Brands	Descriptions
NEURO	Thrombectomy	Penumbra System, including Penumbra RED, JET, ACE and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories	Aspiration based thrombectomy systems and accessory devices, including revascularization device designed for mechanical thrombectomy
	Embolization	Penumbra Coil 400 POD400 PAC400	Neurovascular embolization coiling system designed to treat patients with medium to large aneurysms and other large neurovascular lesions
		Penumbra SMART COIL	Neurovascular embolization coiling system designed to treat patients with all sizes of aneurysms and other neurovascular lesions
	Access	Neuron Neuron MAX Select BENCHMARK BMX96 DDC PX SLIM	Neurovascular access systems designed to provide intracranial access for use in a wide range of neurovascular therapies
	Neurosurgical Tools	Artemis Neuro Evacuation Device	Neurosurgical aspiration tools for the removal of tissue and fluids
VASCULAR	Thrombectomy	Indigo System	Aspiration-based thrombectomy system for vascular applications, currently for use in the peripheral and coronary vasculature
	Embolization	Ruby Coil Ruby LP	Large-volume, detachable embolic coil system for peripheral embolization based on microcatheter compatibility
		LANTERN	Microcatheter for delivery of detachable coils and occlusion devices
		POD (Penumbra Occlusion Device)	Detachable, microcatheter-deliverable occlusion device designed specifically to occlude peripheral vessels
		Packing Coil Packing Coil LP	Complementary device for use with Ruby Coil and POD for vessel occlusion
IMMERSIVE HEALTHCARE	Immersive 3D Computer-based Technology Platform	Real Immersive System	Portfolio of products that leverages immersive computer-based technologies to deliver engaging, immersive therapeutics to promote better health, motor function and cognition
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
The Penumbra System Reperfusion Catheters, powered by Penumbra ENGINE or Penumbra Pump MAX, are designed for trackability and to maximize thrombus removal force. We believe these design features contribute to improved clinical outcomes and reduced procedure times. Penumbra System Reperfusion Catheters include the Penumbra RED family, JET family, ACE family and MAX families of catheters, designed to address a broad range of occlusions.
In 2021, we launched our RED family of catheters, which are designed with the latest innovations in tracking and aspiration technology to navigate complex distal vessel anatomy and deliver powerful aspiration, together with Penumbra ENGINE, for the removal of blood clots in acute ischemic stroke patients with large vessel occlusions.

Designed specifically for use with aspiration technology, the 3D Revascularization Device is a component of the Penumbra System that offers a technologically-advanced structure designed to treat large vessel occlusion in combination with Penumbra RED, JET 7, ACE, and MAX Reperfusion Catheters.
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
Penumbra Coil 400 is a family of detachable coils developed to offer an improved alternative for the treatment of medium to large aneurysms and other larger, more complex lesions. We implemented several proprietary design innovations to enable the coil to maintain shape while achieving biomechanically stable occlusion. Given the size and handling of Penumbra Coil 400, it is able to achieve higher packing density with fewer coils compared to competitive coiling systems.
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
The BENCHMARK family includes our BENCHMARK BMX 96 Access System, which provides a larger internal diameter without increasing the outer diameter of the delivery catheter, enabling more working room for all neurovascular procedures while maintaining the same size access site as our Neuron MAX.
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
Vascular Products
The peripheral vasculature presents unique challenges that differ from the neurovasculature. Many peripheral arteries and veins are significantly larger than those found in the brain and therefore have higher blood flow rates and larger clot burden. More importantly, they must be able to accommodate larger pressure gradients and sustain structural integrity despite substantial movement and flexing of the organs and musculature that surround them. Imaging can also be more challenging as physicians have to view their equipment through many more layers of organs and tissue than in the brain. The coronary vasculature also presents unique challenges.

Our vascular products fall into the following broad product families:
Thrombectomy
Indigo System
The Indigo System was designed for continuous aspiration mechanical thrombectomy, leveraging the success of the Penumbra System in ischemic stroke. It is an easy to use thrombectomy system that is powerful, highly trackable, and suited to a wide range of clot morphology in the peripheral arterial, peripheral venous, pulmonary arteries and coronary vasculature. The Indigo System is comprised of three principal components:
•Continuous Aspiration Mechanical Thrombectomy Catheters are robust, durable, trackable and suited for the peripheral and coronary anatomy. We have introduced multiple sizes of catheters for use in both the peripheral and coronary vasculature. CAT Catheters are available in a wide range of sizes and lengths to address a wide range of vessel sizes and clot locations. Lightning, our next generation aspiration system for peripheral thrombectomy, combines the CAT 7 and 12 Aspiration Catheters with Lightning Intelligent Aspiration, enabling physicians to focus on optimizing thrombus removal using the system’s unique clot detection mechanism while helping to mitigate blood loss for arterial and venous applications including the treatment of pulmonary embolism.
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
•Penumbra ENGINE or Penumbra Pump MAX is connected to our CAT catheters and provides the aspiration suction force. We developed our proprietary aspiration source as a fully-integrated system specifically for mechanical thrombectomy by vacuum aspiration.
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
•high-flow arterial venous malformations;
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
POD (Penumbra Occlusion Device) System
POD addresses a specific need in the peripheral embolization market to rapidly and precisely occlude a target vessel, including in high-flow situations. Our POD device utilizes technology that delivers both variable sizing and variable softness to provide a single device solution for rapid and precise embolization of the target vessel. The technology achieves this range of features through the design of a distal anchoring segment, thereby immediately anchoring the device in a range of vessel diameters. The proximal segment of the POD achieves dense occlusion by packing a softer, smaller diameter segment tightly behind the anchored portion.
The Packing Coil is a complementary device for use with our other peripheral embolization products. It is uniquely designed to pack densely behind Ruby Coils and POD to occlude arteries and veins throughout the peripheral vasculature including aneurysms. Both POD and Packing Coil are detached instantly with a sterile detachment handle.
Immersive Healthcare Platform
The REAL Immersive System is a proprietary, immersive 3D computer-based technology platform that has the potential to benefit patients over a broad range of healthcare applications, including rehabilitation, mental well-being and cognition. This technology builds on our experience with neuro and vascular medical device innovation and was initially commercialized for conducting upper body rehabilitation in a clinical setting. Studies have shown that adding virtual reality therapy to conventional therapy is effective in improving patient engagement and outcomes, particularly with systems that are fully immersive, customized for the healthcare setting, and fun and engaging for patients. In the third quarter of 2021, we expanded the REAL System offering, introducing the REAL i-Series, which features a virtual reality-enabled headset with intuitive gaze navigation and exclusive experiences and activities designed to address mental well-being and cognition. We intend to continue to pursue healthcare applications where our immersive 3D computer-based technology platform can improve the quality of life of patients with a variety of conditions.
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
Manufacturing
We currently maintain our manufacturing facilities in Alameda and Roseville, California and currently produce substantially all of our products in-house. Our manufacturing facilities are International Organization for Standardization (“ISO”) 13485 compliant. We received ISO 13485:2016 certification of our Alameda facility in 2018 and successfully completed our most recent re-certification in 2021. We received ISO 13485:2016 certification of our Roseville facility in 2020. In 2007, our Quality Management System (“QMS”) was first audited to the European Union’s Medical Device Directive (“MDD”) in support of product CE marking, and we successfully completed our most recent re-certification in 2021. We have elected to participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan by a single auditing organization. We received our first MDSAP certification in 2018 and successfully completed our most recent re-certification in 2021.
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
We currently sell our products in the United States through our dedicated salesforce in our major markets, neuro, vascular, and immersive healthcare. Our sales representatives and sales managers generally have substantial medical device experience and market our products directly to a variety of specialist physicians engaged in the treatment of vascular disorders and healthcare providers who manage patients addressing motor function, cognition and mental well-being, who are the end users of our products and significantly influence buying decisions in hospitals and other healthcare settings relating to medical devices and other healthcare products. We are focused on developing strong relationships with specialist physicians and other healthcare providers and devote significant resources to training and educating physicians and other healthcare providers in the use and benefits of our products. The principal specialist physicians and other healthcare providers in our target end markets include:
•Neuro: Interventional neuroradiologists, neurosurgeons, and interventional neurologists.
•Vascular: Interventional radiologists, vascular surgeons, and interventional cardiologists.
•Immersive Healthcare: Occupational therapists, physical therapists, nurses, mental health professionals and other healthcare providers.
In addition to our direct sales organizations, we work with distributors in certain geographic areas where we have determined that selling through distributors is likely to be more effective.
We have continued licensing the technology to certain of our products to our partner in China pursuant to the distribution and licensing agreement entered into in December 2020, which permits our partner to manufacture and commercialize such products in China in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products. We believe this arrangement will allow us to monetize our technology while helping us to mitigate market risk.
Our direct sales have been, and we anticipate will continue to represent, a majority of our revenues. In 2021, direct sales accounted for approximately 83% of our revenue, with the balance generated by independent distributors that sell our products outside of the United States and by the arrangement with our partner in China, which includes licensing royalty and distribution revenue.
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
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular medical devices. Our most notable competitors are Abbott Laboratories, Boston Scientific, Inari, Johnson & Johnson, Medtronic, Stryker and Terumo. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. For example, in 2021 some of these competitors acquired technologies that compete with our products in the vascular market. We also compete with a number of smaller medical device companies that have single products or a limited range of products. Some of our competitors have:
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
We compete primarily on the basis that our products are able to treat patients with neuro and vascular diseases and disorders and other health conditions safely and effectively. Our continued success depends on our ability to:
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
The immersive healthcare market is an emerging field within healthcare which is gaining increasing attention. There are a number of other companies that are also pursuing virtual reality-based healthcare solutions which have engaging therapeutic content activities. We believe that market success for us or any of our competitors in the immersive healthcare industry will be determined by virtual reality-based healthcare solutions becoming more widely accepted in the marketplace and the ability to design purpose-built virtual reality hardware and software specifically for use in healthcare.
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
As of December 31, 2021, we owned and/or had rights to 85 issued patents globally, of which 36 were U.S. patents. As of December 31, 2021, we owned and/or had rights to 75 pending patent applications, of which 35 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, 16 of our issued patents are currently expected to expire between 2025 and 2026; 13 of these patents relate to components of the Penumbra System and the Indigo System. Twenty-seven of our issued patents, which relate to components of the Penumbra Coil 400, Ruby Coil System and Smart Coil System, are currently expected to expire between 2029 and 2037. Fifteen patents pertaining to the 3D Revascularization Device are projected to expire between 2032 and 2034. Thirteen patents related to our REAL Immersive System are expected to expire in 2036. Some of our pending patent applications pertain to components and methods of use associated with currently commercialized products. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors-Risks Related to Our Intellectual Property” for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 31 U.S. trademark registrations and 130 foreign trademark registrations as of December 31, 2021. Included in the registered trademarks is a mark with our company name and logo.
We also seek to protect our proprietary rights through a variety of other methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information.
Government Regulation
Our medical devices are subject to extensive and ongoing regulation by the United States Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries under other statutes and regulations. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, handling of patient data and information clearance or approval, marketing, distribution, promotion, import and export, pricing and discounts, post-marketing surveillance and interactions with healthcare professionals. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.
United States
FDA’s Premarket Clearance and Approval Requirements
Each medical device we seek to commercially distribute in the United States will require either a prior premarket notification (or 510(k)) clearance, unless it is exempt, or a premarket approval (“PMA”) from FDA. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from premarket notification under Section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, postmarket surveillance, patient registries, and guidance documents. A manufacturer may be required to submit to FDA a premarket notification requesting clearance to commercially distribute some Class II devices. Medical devices which pose the greatest risk, such as life-sustaining or life-supporting devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are Class III devices. In general a Class III device must receive FDA approval of a PMA application before it can be marketed in the United States. However, there are some Class III devices for which FDA has not yet called for a PMA. For these devices, the manufacturer must submit a premarket notification and obtain 510(k) clearance in order to commercially distribute these devices. FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner.
510(k) Clearance Pathway
When a 510(k) clearance is required, a premarket notification must be submitted to FDA demonstrating that the proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976. By regulation, a premarket notification must be submitted to FDA and receive 510(k) clearance from FDA before the device can be marketed in the United States. The Medical Device User Fee Amendments (“MDUFA”) performance goal for a traditional 510(k) clearance is 90 calendar days. As a practical matter, however, clearance often takes longer, because the review clock is paused by FDA to allow time to resolve any questions they may have on the 510(k) file. To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the premarket notification demonstrates that the device does not raise new questions of safety and effectiveness. FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, FDA will place the device into Class III, subject to the applicant’s option to submit a De Novo request for FDA to make a risk-based classification of the device into Class I or II.
There are three types of 510(k)s: traditional, special and abbreviated. Special 510(k)s are appropriate for certain technological, design, and labeling changes to a device which necessitates a new 510(k) but where the method(s) to evaluate the change(s) are well-established, and whether the results can be sufficiently reviewed in a summary or risk analysis format. Abbreviated 510(k)s are for devices that conform to a recognized standard. The special and abbreviated 510(k)s are intended to streamline review, and FDA intends to process special 510(k)s within 30 days of receipt.
Premarket Approval Pathway
A PMA application under section 515 of the FD&C Act must be submitted to FDA for Class III devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The PMA application process is much more demanding than the 510(k) premarket notification process. A PMA is based on a determination by FDA that the PMA application contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s).
After a PMA application is submitted, FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether FDA will file the application for review. FDA has 180 days to review a PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, FDA may request additional information or clarification of the information provided. Also, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although FDA is not bound by the advisory panel decision, the panel’s recommendations are important to FDA’s overall decision making process. In addition, FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (“QSR”). FDA also may inspect one or more clinical sites to assure compliance with FDA’s regulations.
Upon completion of the PMA application review, FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates FDA’s belief that the PMA application is approvable and states what additional information FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the PMA application. If FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which FDA’s review clock is reset.
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required for 510(k) clearance. In the United States, for significant risk devices, these trials require submission of an application for an Investigational Device Exemption (“IDE”) to FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and the appropriate institutional review boards (“IRBs”), at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. We, FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.
Sponsors of clinical trials of devices are required to register with clinicaltrials.gov, a public database of clinical trial information. Information related to the device, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is made public as part of the registration.
Ongoing Regulation by FDA
Even after a device receives clearance or approval by FDA and is placed on the market in the United States, there are requirements and regulations that must be followed. These include:
•establishment registration and device listing;
•QSR per 21 CFR Part 820 of U.S. Code of Federal Regulations (“CFR”), which requires manufacturers, including third-party manufacturers, to follow design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations and prohibitions against product adulteration and misbranding (e.g., the promotion of products that do not have the appropriate market clearance or promotion for “off-label” uses), and other requirements related to promotional activities;
•medical device reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
•corrections and removal reporting regulations, which require that manufacturers report to FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health; and
•post-market surveillance regulations, which apply to certain Class II or Class III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, may require a new 510(k) or possibly a PMA. FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and may disagree with a manufacturer’s determination. If FDA disagrees with our determination to not seek a new 510(k) clearance, FDA may retroactively require us to seek 510(k) clearance or possibly a PMA. FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or a PMA approval is obtained. Also, in these circumstances, there may be significant regulatory fines and penalties.
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
FDA regulations require us to register our manufacturing facilities as a medical device manufacturer. Additionally, the California Department of Health Services (“CDHS”) requires us to register as a medical device manufacturer within the state. Because of this, FDA and the CDHS may inspect our facilities on a routine basis for compliance with the QSR. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facilities. Further, FDA requires us to comply with various FDA regulations regarding labeling. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by FDA or state authorities, which may include any of the following sanctions:
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
The Medical Device Reporting laws and regulations require us to provide information to FDA when we receive or otherwise become aware of information that reasonably suggests our device may have caused or contributed to a death or serious injury as well as a device malfunction that likely would cause or contribute to death or serious injury if the malfunction were to recur. Our approach has been to file such reports with FDA even in cases where reporting might not otherwise be required out of an abundance of caution. In addition, FDA prohibits an approved device from being marketed for off-label use. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.
Newly discovered or developed safety or effectiveness data may require changes to a product’s labeling, including addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or FDA’s policies may change, which could delay or prevent regulatory clearance or approval of our medical devices under development.
We are also subject to other federal, state and local laws, and regulations relating to safe working conditions, laboratory, and manufacturing practices.
Regulatory Inspections
We are subject to periodic inspections by FDA and other regulatory entities, such as a European Notified Body, related to the regulatory requirements that apply to medical devices designed and manufactured, and clinical trials sponsored, by us. When FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations, or FDA Form 483. If a notice of inspectional observations or deficiencies is received from FDA following an inspection, we would be required to respond in writing, and would be required to undertake corrective and/or preventive or other actions in order to address FDA’s or other regulators’ concerns. Failure to address FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions.
European Union
Our medical devices are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive (the “MDD”). An authorized third party, also called a Notified Body, must approve products for CE marking, other than those which are categorized as class I self-certified. The CE mark is contingent upon continued compliance to the applicable regulations, harmonized standards and the quality system requirements of the MDD and the ISO 13485 standard.
The new European Medical Devices Regulation 2017/745 (“EU MDR”), which was published in May 2017 with a transition period of three years, replaced the MDD and was initially scheduled to be fully implemented on May 26, 2020, with no further applications under the previous directives permitted and therefore requiring that we update our quality management system processes to meet the new EU MDR requirements. On April 17, 2020, the European Parliament postponed the implementation of EU MDR by 12 months in response to the exceptional circumstances associated with the COVID-19 pandemic, and EU MDR came into effect on May 26, 2021. We have updated our quality management system processes to meet the new EU MDR requirements, which were successfully audited in April 2021 by a Notified Body. We are actively updating technical documentation supporting our medical devices to meet EU MDR requirements and have submitted and obtained our first approval for the Indigo system. We are also working with a Notified Body on the timing of each Technical Documentation submission and review under EU MDR. Under EU MDR, CE certificates issued under the previous directives prior to May 2021 will remain valid in accordance with their term beyond the expiration of the transition period, but will become void at the latest on May 27, 2024; however, certain limitations set forth in EU MDR, such as the inability to substantially change medical devices without notified body approval will apply. We do not expect such limitations to have any material impact on our ability to supply our medical devices to the market in the region covered by EU MDR.
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
Human Capital Resources
As of December 31, 2021, we had approximately 3,800 employees worldwide. None of our U.S. employees are represented by a collective bargaining agreement. Some of our employees outside of the United States are subject to mandatory, industry-specific collective bargaining agreements or the protections of statutory works councils as required by local law. We have never experienced a work stoppage. We believe our employee relations are good. During 2021, we made a number of hires at the senior management level, including relating to our REAL Immersive System and our international sales operations, which we believe will help drive growth in those areas.
In managing our business, we focus on a number of measures and objectives with respect to the attraction, development and retention of our employees that we believe are important to our business, including diversity, communication, compensation, professional development, and health, well-being and safety:
•We are proud to be an equal opportunity employer and to have a diverse employee population and leadership team: for example, as of December 31, 2021, approximately 50% of our employees are female, almost half of our senior management team are female, and almost 75% of our employee population in the United States are from a minority background. We seek to attract a diverse slate of candidates, including from historically underrepresented groups. We believe that diversity and inclusion in the workplace enhance employee engagement and stimulate innovation, and that people in diverse groups work better, share information more broadly and consider a wider range of views. We pride ourselves on our diverse workforce, which we believe has been and will continue to be a major contributor to our growth and innovation, and intend to continue to make diversity and inclusion a cornerstone of our efforts regarding our workforce.
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
•We recognize the benefits of a healthy workforce. We provide employees at our Alameda campus with an on-site restaurant that offers fresh food at discounted pricing for employees, as well as an on-site fitness center, which has been closed during the COVID-19 pandemic in accordance with local and state health guidelines, with online fitness classes being offered to employees during the closure. Employees in the United States are also eligible for a gym discount at a local commercial fitness chain. We also support the mental health of our employees by offering an employee assistance program for employees and their families. that provides free counseling sessions and offers other resources for employees.
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
•We are committed to maintaining and improving the safety of our employees and our workplace. For example, we have taken a number of steps to address the impact of the COVID-19 pandemic on our employees, including continuing to pay United States employees impacted by the pandemic consistent with California Requirements, avoiding layoffs, permitting most of our office employees to work remotely, providing periodic on-site vaccine and booster clinics and on-site testing, and implementing changes to how we manufacture our products and to other processes in order to prioritize the health and safety of our employees and to operate under the protocols mandated by local and state authorities, with measures such as changes to shift schedules, physical distancing, contact tracing, symptom assessments and other safety measures. We will continue to assess, identify and implement measures to support the health and safety of our employees during the pandemic.
Facilities
We maintain approximately 500,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2021. The leases for these nine buildings expire at various times in 2029 to 2036, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through February 1, 2035, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2021 is approximately 100,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 160,000 square feet of manufacturing facility in Roseville, California. The lease for this building expires in 2034, subject to our option to renew the lease for an additional five to ten years. In addition, we lease approximately 70,000 square feet of warehouse space in Livermore, California, and approximately 45,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire at various times in 2025 to 2028. The lease for the Salt Lake City warehouse expires in 2024, subject to our option to renew the lease for an additional three to nine years.
During the third quarter of 2021, we signed the 620 Roseville Parkway Lease which had not yet commenced as of December 31, 2021. Per the terms of the lease, improvements will be constructed and permanently affixed to the property in phases, the first of which phase is anticipated to be completed by the end of 2022.
During the fourth quarter of 2021, we acquired Sixense, which leases an aggregate of approximately 8,000 square feet of office space in Los Gatos, San Francisco and Los Angeles, California. The leases for these offices expire at various times in 2022 to 2023, with the Los Angeles office automatically renewing on a quarterly basis until terminated. In addition, Sixense leases office space in Israel, which supports its research and development activities.
We also lease office and warehouse space in Germany, Italy, Australia, Brazil, and Singapore as of December 31, 2021. The offices in Germany and Australia support our direct sales operations in Europe and Australasia, respectively, with the Germany office also supporting distributor relationships in Europe and the Middle East; the offices in Brazil and Singapore support our sales and marketing efforts, including through our distribution partners, in Latin America and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing a third-party logistics provider in the Netherlands.
Legal Proceedings
From time to time, we are subject to claims and assessments in the ordinary course of business. For more information regarding our current legal proceedings, please refer to the section entitled “Legal Proceedings” in Part I, Item 3 of this Form 10-K. Such matters are subject to many uncertainties and there can be no assurance that legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
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

ITEM 1A. RISK FACTORS.
This Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K as well as our other publicly available filings with the SEC. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely harmed.
Business Risks
We have a limited operating history in certain markets and may not be able to sustain or grow our profitability or generate positive cash flows from operations in the future.
We were founded in 2004 and did not generate any revenue until 2007. Moreover, while we have successfully developed, obtained regulatory clearance or approval for, and introduced a number of products in the neurovascular market since 2007, we first introduced products in the peripheral vascular, neurosurgical and immersive healthcare markets in 2013, 2014 and 2020, respectively. Accordingly, in certain markets we have a limited operating history upon which investors can evaluate our business and prospects, and this limited operating history may not be indicative of our future results. We incurred operating losses in 2020 and 2021. We can give no assurance that we will be profitable or cash flow positive in the future.
Our sales, general and administrative expenses have increased, and we expect that they will continue to increase, to support our past and anticipated future growth. We have also expended significant amounts on research and development to develop our products, and we expect to continue to do so. We also expend significant amounts on maintaining inventory levels of raw materials, components and finished products to meet anticipated customer demand. In addition, our coil products are sold on a consignment basis, which requires us to expend significant amounts on inventory that is placed at many customer locations. Our ability to sustain our growth and profitability and generate positive operating cash flow in the future may be influenced by many factors, including:
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular devices. Our most notable competitors are Abbott Laboratories, Boston Scientific, Inari, Johnson & Johnson, Medtronic, Stryker and Terumo. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than us. We also compete with a number of smaller medical device companies that have a single product or a limited range of products. Our competitors may be able to spend more on product development, marketing, sales and other product initiatives, or be more focused in their spending and activities, than we can. Some of our competitors have:
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

We compete primarily on the basis that our products are able to treat patients with neuro and vascular diseases and disorders and other health conditions safely and effectively, with improved outcomes and procedural cost savings. Our continued success depends on our ability to:
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
We cannot assure you that we will be able to compete effectively on the basis of these factors. Additionally, our competitors with greater financial resources could acquire or develop new technologies or products that effectively compete with our existing or future products. For example, in 2021, some of our large competitors acquired technologies that compete with our products in the vascular market. If we are unable to effectively compete, it would materially adversely affect our business, results of operations, financial condition and cash flows.
The ongoing effects of the COVID-19 pandemic have adversely affected and could in the future adversely affect our business, financial condition, results of operations, or cash flows.
In December 2019, a strain of coronavirus, known as COVID-19, surfaced in Wuhan, China and resulted in an outbreak throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Governments, public institutions, and other organizations in countries and localities throughout the world have taken and are continuing to take certain emergency measures to combat the spread of COVID-19, including implementation of restrictions on travel and orders that restrict the operations of institutions such as schools and businesses. While the impact of the COVID-19 pandemic and government response continue to evolve, we have experienced negative impacts from this pandemic and it could materially harm our business, results of operations and financial condition in the future.
For example, on March 18, 2020, CMS released guidance for U.S. healthcare providers recommending the delay of elective surgeries and non-essential medical, surgical, and dental procedures in order to preserve personal protective equipment, beds, and ventilators for use in combating COVID-19. This guidance and similar guidance from other public health authorities resulted in the deferral of procedures in which our products are used, which thereby reduced demand for our products in the relevant periods. Any similar guidance in the future could also further reduce demand for our products in future periods. Furthermore, as the COVID-19 pandemic subsides there may be constraints in the capacities and financial resources of hospitals and other healthcare providers to perform procedures that had been deferred due to COVID-19, which could have an adverse effect on demand for our products following the end of the pandemic. Many hospitals have also implemented restrictions on vendor access, potentially limiting our ability to provide product and case support.
In addition, due to domestic and international governmental orders restricting certain activities in response to COVID-19, including in Alameda, California, where our corporate headquarters and many of our operations, including our principal manufacturing facility, are located, we continue to experience certain disruptions in our business, including changes to our on-site operations to reduce manufacturing capacity and implement social distancing, reductions in our suppliers’ ability to source, maintain inventory and ship raw materials in alignment with our demands, work stoppages, slowdowns and delays, including having most of our office employees working outside of our offices, travel restrictions, reduced access to our customers for product training and case support, and cancellation of events, delays in product development efforts and related clinical trials and regulatory clearances and approvals, and other negative impacts on our capacity to manufacture, our suppliers’ capacity to source and ship raw materials and our distributors’ ability to sell and support the use of our products.
The COVID-19 pandemic has caused significant uncertainty and volatility in global financial markets and the trading prices for the common stock of medical device companies, including Penumbra. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. In addition, the COVID-19 pandemic and the response thereto have impacted global supply chains and labor markets, resulting in cost inflation as well as an increase in employee turnover rates in certain jurisdictions, which has impacted, and may continue to impact, our business. These impacts and any further adverse economic events resulting from the COVID-19 pandemic, including a prolonged recession, depression or other sustained economic downturn, could materially and adversely affect our business, access to capital markets and the value of our common stock.
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. In particular, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of COVID-19, particularly as new variants of the virus spread. We do not yet know the full extent of potential impacts of COVID-19 on our business, healthcare systems, the medical device industry or the global economy as a whole. However, these effects could adversely impact our business, financial condition, results of operations, or cash flows.
We face risks related to our investment in our immersive healthcare platform, including our inexperience with virtual reality technology, and we may be unsuccessful in developing and commercializing products using virtual reality technology.
In 2017, we formed a joint venture with Sixense to explore healthcare applications using virtual reality technology. Since the formation of the joint venture in 2017, we have invested significant financial resources to develop and commercialize immersive healthcare products. In October 2021, we acquired Sixense for $251.0 million, which was paid in the form of shares of Penumbra common stock and options to purchase Penumbra common stock.
Our company is experienced in and has a strong history of bringing technology to healthcare markets. While we are familiar with the healthcare markets that we plan to target initially, we do not have extensive experience with virtual reality technology and are relying on new hires, including former Sixense employees, and consultants with expertise in the field. Apart from funds we have invested to date, we continue to invest substantial additional funds for research and development, to establish manufacturing operations, to hire dedicated sales and marketing personnel and to commercialize immersive healthcare products.
We can give no assurance that we will be successful in developing and commercializing products using virtual reality technology. To date, our efforts have been focused on developing the REAL Immersive System and our commercial launch of the early generation of this product is in its nascent stages. We have not yet determined that the business model we are pursuing to bring virtual reality technology to the healthcare field will be successful. Our ability to successfully commercialize healthcare applications using virtual reality technology may be influenced by many factors, including:
•our ability to develop new products and content;
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
•the impact of competition, including with respect to the hardware and software underlying our immersive healthcare platform;
•the timing and impact of market, reimbursement and regulatory developments, including our ability to obtain any required regulatory approvals or clearances outside the United States;
•our ability to expand into new markets; and
•our ability to obtain and maintain adequate intellectual property protection for our products and technologies.
In addition, we can give no assurance that we will realize the expected benefits from our acquisition of Sixense, including with respect to our ability to develop and commercialize our immersive healthcare platform, or that we will be able to efficiently integrate Sixense’s operations, technologies, personnel, and products, which may require significant attention of our management team that otherwise would be available for the ongoing development of our business. If we cannot efficiently integrate Sixense into our existing operations, our business, financial conditions and results of operations could be materially and adversely affected.

Our future growth depends, in part, on our ability to further penetrate our current customer base and increase the frequency of use of our products by our customers.
We will need to continue to make specialist physicians and other healthcare providers aware of the benefits of our products to generate increased demand and frequency of use, and thus increase sales to our customers. Although we are attempting to increase the number of patients treated with our products through our established relationships and focused sales efforts, we cannot provide assurance that our efforts will increase the use of our products. If we are unable to increase the frequency of use of our products by specialist physicians and other healthcare providers, our business, results of operations, financial condition and cash flows could be materially adversely affected.
Our future growth depends, in part, on significantly expanding our user base to include additional specialist physicians and other healthcare providers in both our existing and future target end markets.
Currently, the primary users of our neuro and vascular products are specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists, interventional cardiologists and vascular surgeons. We have in the past entered into new target end markets, including with respect to our immersive healthcare platform, and may from time to time enter new target end markets with different users in the future. Our revenue growth will depend in part on our ability to convince specialist physicians and other healthcare providers in our existing and future target end markets of our products’ efficacy, to educate them in the proper use of our products and to sell our products to their affiliated hospitals or other organizations. Convincing specialist physicians and other healthcare providers to use new products and to dedicate the time and energy necessary for adequate education in the use of our products is challenging, especially in new markets where treatments or therapies using our products are not established. Expanding our customer base in existing and new target end markets may require, among other things, additional clinical evidence supporting patient benefits, training in a manner to which we are not accustomed, or other resources that we do not readily have available or are not cost effective for us to provide. If we are unable to convert specialist physicians or other healthcare providers in existing or new target end markets to the use of our products, our sales growth will be limited, which could materially adversely affect our business, results of operations, financial condition or cash flows.
We may not have the resources to successfully market and sell our products, which would adversely affect our business and results of operations.
The marketing and sales of our products requires us to invest in training and education and employ a salesforce that is large enough to interact with the specialist physicians and other healthcare providers who use our products. Entering new markets also requires a significant amount of time and expense in order to identify and establish relationships with key opinion leaders among the specialist physicians and other healthcare providers who may use our products in those markets. We may not have adequate resources to market and sell our products successfully against larger competitors. If we cannot market and sell our products successfully, our business, results of operations, financial condition and cash flows could be materially adversely affected.
Third-party reimbursement may not be available or adequate for the procedures or sessions for which our products are used, and may be subject to change.
Our ability to commercialize new products successfully in both the United States and international markets depends in part on the availability of, and hospitals’ and other customers’ ability to obtain, adequate levels of third-party reimbursement for the procedures or sessions in which our products are used. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a device used in a procedure has not received appropriate FDA or other governmental regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Our ability to commercialize our products successfully will depend, in large part, on the extent to which adequate reimbursement levels for the cost of their use are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations. Further, healthcare in the United States and international markets is also being affected by economic pressure to contain reimbursement levels and costs. Changing reimbursement models either domestically or internationally could materially adversely affect our business, results of operations, financial condition or cash flows.
We have generated a significant portion of our revenue and revenue growth from a limited number of product families, and our revenue and business prospects would be adversely affected if sales of any of these product families were to decline.
We have generated most of our revenue and revenue growth from a limited number of product families. If any one or more of these product families were adversely affected because of regulatory, third-party reimbursement or intellectual property issues or any other reason, or if one of our competitors introduced one or more products that specialist physicians or other healthcare providers believe are superior to our products, our revenue from one of these product families could decline. A significant decline in our sales of any of these product families could also negatively impact our financial condition and our ability to conduct product development activities, and therefore negatively impact our business prospects.
If specialist physicians or other healthcare providers do not recommend and endorse, or use, our products or if our relationships with specialist physicians or other healthcare providers deteriorate, our products may not be accepted or maintain acceptance in the marketplace, which would adversely affect our business and results of operations.
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
In addition, the occurrence of an adverse event relating to our products, a product recall or a product liability claim against us may cause our stock price to decline, which could result in securities class action litigation claims against us. We were involved in one such lawsuit in 2021, as described in more detail below under “Legal Proceedings” and in Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K, and we may be the target of this type of litigation in the future. Any such litigation could result in substantial costs and a diversion of our management’s attention and resources.
Our products are continually the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, which could materially adversely affect our business, financial condition and results of operations.
As a part of the regulatory process of obtaining marketing clearance or approval for new products and new indications for existing products, as well as to provide specialist physicians and other healthcare providers with ongoing information regarding the efficacy of our products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Our competitors and third parties also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, or the market’s or regulators’ perception of clinical data, could materially adversely affect our business, results of operations, financial condition or cash flows.
The future success of our ischemic stroke business depends in part upon establishing an interventional stroke care pathway in the United States that integrates the use of mechanical thrombectomy into the treatment of ischemic stroke.
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
We believe that the stroke care system in the United States has not been historically geared towards interventional treatment of stroke due to the absence of clinical evidence that interventional techniques were effective. Specialist physician societies and we and our competitors are making efforts to alter the existing stroke care pathway, but we anticipate that these efforts will take years to be fully successful. The success of these efforts may depend on whether we and our competitors can effectively use substantial clinical data - demonstrating that intervention yields superior clinical results relative to cases where intervention is not used - to convince specialist physicians to use interventional techniques to treat ischemic stroke patients.
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

Any data that is gathered in the course of clinical trials may be significantly more favorable than the typical results achieved by practicing specialist physicians and other healthcare providers, which could negatively impact rates of adoption of our products.
Even if the data collected from clinical trials indicates positive results, each specialist physician’s or other healthcare providers’ actual experience with our products will vary. Clinical trials often involve procedures performed by specialist physicians or other healthcare providers who are technically proficient and high volume users. Consequently, the results reported in clinical trials may be significantly more favorable than typical results of other users. If specialist physicians’ or other healthcare providers’ experiences indicate, or they otherwise believe, that our products are not as safe or effective as other treatment options with which they are more familiar, or clinical trial data indicates the same, adoption of our products may suffer, which could materially adversely affect our business, results of operations, financial condition or cash flows.
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
In addition, our reputation may be adversely impacted by other third parties, including parties engaged in the short selling of our stock. Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third-party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. We have been in the past, and may be in the future, subject to such attacks by short sellers.
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

In addition, FDA and regulators outside of the United States may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components. In the case of a device with clearance under Section 510(k) of the FD&C Act, referred to as a 510(k), we may be required to submit a new 510(k) if a change in a raw material or component supplier results in a change in a material or component supplied that is not within the 510(k) cleared device specifications. If we need to establish additional or replacement suppliers for some of these materials or components, our access to the materials or components might be delayed while we qualify such suppliers and obtain any necessary FDA approvals or clearances. Our suppliers may also be subject to regulatory inspection and scrutiny. Any adverse regulatory finding or action against those suppliers could impact their ability to supply us with raw materials and components for our products.
Finally, some of our products are sterilized prior to use at a third-party sterilizer in the United States. Recently, certain other sterilization facilities in the United States have undergone temporary closures mandated by state agencies due to concerns over the impact of emissions of ethylene oxide from such facilities. While such facilities have been permitted to resume certain operations due to increased emissions controls and/or the need to sterilize protective equipment during the COVID-19 pandemic, any future closures could lead to increased demand for sterilization services at the facilities we currently use to sterilize our products, which could prevent us from being able to sterilize our products at a pace sufficient to meet product demand and/or result in an increase in the cost of sterilization services. In addition, the U.S. Environmental Protection Agency has proposed regulations aimed at reducing hazardous air pollutants, including emissions of ethylene oxide, and any future regulatory action that requires sterilization facilities to close or to take steps to modify their sterilization processes could impact the supply of sterilization services as well as the cost for such services. If any of the sterilization facilities we currently use were to close, even on a temporary basis, due to the limited number of sterilization facilities and the time required to approve and license, and gain regulatory approval for us to use, a sterilization facility, we may not be able to replace lost sterilization capacity on a timely basis, which could materially adversely affect our results of operations.
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
We currently maintain our research and development, administrative and primary manufacturing operations in buildings located at our campus in Alameda, California. Alameda is situated on or near earthquake fault lines, and our facilities are built on filled land, which could be prone to liquefaction in a major earthquake. Should one or more of our buildings be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. While we have additional manufacturing capacity at our Roseville, California facility, such space may not be sufficient to replace lost manufacturing capacity in the event one or more of our Alameda buildings are damaged or destroyed. Moreover, in the event we are required to obtain additional production capacity due to one or more of our Alameda buildings being damaged or destroyed, because of the time required to approve and license a manufacturing facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to obtain replacement production capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost profits, but not losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and certain of our manufacturing activities, combined with our limited inventory of raw materials and components and manufactured products, may cause specialist physicians or other healthcare providers to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with those specialist physicians or other healthcare providers in the future. Consequently, a catastrophic event at our Alameda facility could materially adversely affect our business, results of operations, financial condition or cash flows.
Natural disasters and other events beyond our control could harm our business.
Natural disasters or other catastrophic events, such as earthquakes, flooding, wildfires, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, drought, sea level rise and other events beyond our control may cause damage or disruption to our operations, the operations of our suppliers and service providers, international commerce and the global economy, and could seriously harm our revenue and financial condition and increase our costs and expenses. The geographic location of our Alameda, California headquarters and production facilities, as well as the facilities of certain of our key suppliers and service providers, subject them to earthquake and wildfire risks. If a major earthquake, wildfire or other natural disaster were to damage our facilities or the facilities of suppliers and service providers, or impact the ability of our employees or the employees of our suppliers and service providers to travel to their workplace, we may experience potential impacts ranging from production and shipping delays to lost revenues and increased costs, which could significantly harm our business. Moreover, planned widespread blackouts during the peak wildfire season, such as those instituted in October 2019 by Pacific Gas and Electric, the public electric utility in the Northern California region, to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure particularly if prolonged or frequent, could impact our operations and the operations of our suppliers and service providers located in the Northern California region. Many of our employees and the employees of such suppliers and service providers reside in Alameda County or surrounding counties and may be unable to travel to work or perform their duties remotely for the duration of any power shut off. We do not have multiple-site capacity for all of our operations in the event of a business disruption, and our insurance may not be sufficient to cover losses or additional expense that we may sustain. Furthermore, other parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster or other catastrophic event in any of our major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
To successfully market and sell our products internationally, we must address a number of unique challenges applicable to international markets.
For the years ended December 31, 2021, 2020 and 2019, we derived 29.4%, 28.6% and 35.1%, respectively, of our revenue from international sales. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may increase in the future. This revenue and related operations will continue to be subject to the risks and challenges associated with international operations, including:
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
Similarly, following the full implementation of EU MDR on May 26, 2021, Switzerland and the European Union failed to renew the Mutual Recognition Agreement between the parties, resulting in the requirement to register CE-marked devices in Switzerland, and appoint and label a Swiss Authorized Representative and an importer in Switzerland as early as May 26, 2021. We have addressed these requirements and successfully passed an audit by our certifying body to implement the required labeling changes to warrant business continuity in Switzerland, but we may not be able to maintain compliance with such regulations, and any further regulatory changes could adversely impact our ability to market our products in Switzerland.
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
We have established a direct sales capability in the United States, most of Europe, Canada and Australia, which we have complemented with distributors in certain other international markets. Sales to distributors represented 16.6%, 14.2% and 20.5% of our revenue in 2021, 2020 and 2019, respectively. Our success outside of the United States, most of Europe, Canada and Australia depends largely upon marketing arrangements with distributors, in particular their sales expertise and their relationships with specialist physicians and affiliated hospitals in their geographic areas. Distributors may terminate their relationship with us, sell competitive products or devote insufficient sales efforts or other resources to our products. We do not control our distributors, and they may not be successful in implementing our marketing plans. In addition, many of our distributors initially obtain and maintain foreign regulatory approval for the sale of our products in their respective countries, and their efforts in obtaining and maintaining regulatory approval may not be as robust as we desire or expect. As our business grows, we may seek to expand or otherwise modify our arrangements with our existing distributors and/or retain the services of additional distributors. For example, in December 2020, we entered into an agreement to license the technology for certain of our products to our Chinese partner to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products. However, there can be no assurances that this arrangement, which is novel for us, or other similar arrangements that we may enter into in the future, will be successful. Our failure to maintain our relationships with our existing distributors, or our failure to recruit and retain additional skilled distributors in existing or new international markets, could have an adverse effect on our operations. If current or future distributors do not perform adequately, or if we lose a significant distributor, we may not be able to maintain existing levels of international revenue or realize expected long term international revenue growth. We have in the past experienced turnover with some of our distributors that has adversely affected sales in the countries in which those distributors operate. Similar occurrences could happen in the future.
Most of our customer relationships outside of the United States are with governmental entities, and we could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdictions.
The FCPA, the United Kingdom Bribery Act, the Chinese Anti-Unfair Competition Law, and similar anti-bribery laws in other non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities, and physicians practicing in those systems are considered “government officials.” Therefore, our sales to these entities are subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption, and we have operations in certain countries, including working with a distributor in Russia and a local partner in China, where strict compliance with anti-bribery laws may be at variance with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or agents. Violations of the FCPA or other anti-bribery laws, or allegations of such violations, could disrupt our business and materially adversely affect our business, results of operations, financial condition or cash flows.
Foreign currency exchange rates may adversely affect our results.
We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Approximately 29.4%, 28.6%, and 35.1% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively, were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our revenue. For direct sales in our international markets, we are paid by our customers in their local currency, which is primarily euros. For sales to distributors in our international markets, we are paid in either U.S. dollars, euros or Japanese yen, with some sales being denominated in other currencies. Therefore, when the U.S. dollar strengthens relative to the euro, yen or other local currency, our U.S. dollar reported revenue from non-U.S. dollar denominated sales will decrease, or we will need to increase our non-U.S. dollar denominated prices, which may not be commercially practical. Conversely, when the U.S. dollar weakens relative to the euro, yen or other local currency, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Global markets and foreign currencies, including the Euro and the British Pound, were adversely impacted, as a result of the June 2016 referendum by British voters to exit the European Union and volatility in foreign currencies is expected to continue as the United Kingdom executes its exit from the European Union. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows.
We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, our business and results of operations may suffer.
We have significantly expanded our overall business, research and development, customer base, product portfolio, employee headcount and operations in recent periods. We have also established new operations in other countries. We have increased our total number of full-time employees from approximately 1,100 as of December 31, 2015, to approximately 3,800 as of December 31, 2021. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
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
Annual revenue from our neuro products and vascular products increased by $200.2 million, or 36.6%, over a two-year period from 2019 to 2021. This growth was the result of many factors, including but not limited to continued investment in our sales force, a shift to endovascular treatment as the standard of care in treatment of stroke and increased adoption of our products, particularly in the vascular market. As we continue to grow and scale our business, our future growth rates may be more gradual.
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
If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to maintain or protect our information technology systems and data integrity effectively, if we fail to develop and implement new or upgraded systems to meet our business needs in a timely manner, or if we fail to anticipate, plan for or manage significant disruptions to these systems, our competitive position could be harmed, we could have operational disruptions, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, specialist physicians and other health-care providers, have regulatory sanctions or penalties imposed or other legal problems, incur increased operating and administrative expenses, lose revenues as a result of a data privacy breach or theft of intellectual property or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Regulatory Risks
We are subject to stringent domestic and foreign medical device regulations, which may impede the approval or clearance process for our products, hinder our development activities and manufacturing processes and, in some cases, result in the recall or seizure of previously approved or cleared products.
Our medical devices, development activities and manufacturing processes are subject to extensive and rigorous regulation by FDA and by comparable regulatory authorities in foreign countries and by other regulatory agencies and governing bodies. Manufacturers of medical devices such as us must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, most medical devices (Class II & III) must receive FDA clearance or approval before they can be commercially marketed in the United States. FDA may require testing and surveillance programs to monitor the effects of cleared or approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-marketing programs. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards and requirements before a medical device can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA and foreign regulatory authorities for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to our products and result in limitations on the indicated uses of our products. We cannot provide assurance that we will receive the required approval or clearance from FDA and foreign regulatory authorities for future products on a timely basis. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. We cannot be certain that our future clinical trials will demonstrate the safety and effectiveness of any of our future products or will result in clearance or approval to market any of these products. In addition, our development activities could be harmed or delayed by a shutdown of the U.S. government, including FDA. The failure to receive approval or clearance for significant new products on a timely basis could have a material adverse effect on our business, results of operation, financial condition or cash flows.
FDA and other foreign regulatory authorities worldwide also conduct periodic inspections of our facilities to determine compliance with FDA’s QSR requirements, MDR regulations and all comparable foreign regulations. Product approvals or clearances by FDA can be withdrawn, and new product approvals or clearances by FDA and foreign regulatory bodies can be delayed, due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval or clearance of a product. In addition, state or federal legislation or regulations may impact key manufacturing processes, such as sterilization, which could require expensive and time-consuming changes to our manufacturing processes as well as the need for additional regulatory clearances or approvals. Failure to comply with regulatory requirements or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals or clearances, seizures or recalls of products (with the attendant expenses and adverse competitive impact), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
A component of our strategy is to continue to modify and upgrade our medical devices that have been cleared by FDA. FDA requires device manufacturers to make a determination of whether a modification requires a clearance; however, FDA can review a manufacturer’s decision not to submit for additional clearances. Any modifications to an FDA cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use may require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. We also cannot provide any assurance that FDA will agree with our decisions not to seek clearances for particular device modifications. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made minor modifications to our medical devices in the past and may make additional minor modifications in the future that we believe do not or will not require additional clearances and are well documented within our design control procedure. If FDA disagrees, and requires new clearances or approvals for any modifications, and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to recall and to stop the manufacturing and marketing of the modified device until we obtain FDA approval or clearance, and we may be subject to significant regulatory fines or penalties, all of which could harm our results of operations and require us to redesign our products.
We may not receive necessary foreign regulatory approvals or clearances or otherwise comply with foreign regulations.
For the years ended December 31, 2021, 2020 and 2019, sales outside the United States accounted for approximately 29.4%, 28.6%, and 35.1%, respectively, of our total sales, and this percentage may increase in future years. Foreign regulatory bodies have established varying regulations. Specifically, the European Union has promulgated rules that require that medical device products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Although we have received CE markings for all of the medical devices we currently sell in the European Union, we can give no assurance that we will be able to obtain European Union approval for any of our future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.
Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Many countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. By way of example, the European Union regulatory bodies have instituted EU MDR, which changed many aspects of the existing regulatory framework, such as clinical data requirements, and introduced new ones, such as Unique Device Identification. EU MDR imposes increased compliance obligations for many parts of our business in order to access the EU market. The notified bodies that oversee compliance with EU MDR face uncertainties as EU MDR is enforced, creating risks in several areas, including the CE Marking process, data transparency and application review timetables.
We may not be able to meet regulatory quality requirements applicable to our manufacturing process.
We are required to register with FDA as a device manufacturer and as a result, we are subject to periodic inspection by FDA for compliance with FDA’s QSR requirements, which requires manufacturers of medical devices to adhere to certain requirements, including testing, quality control and documentation procedures. In addition, the federal MDR regulations require us to provide information to FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or has malfunctioned, and if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. On March 1, 2016, the ISO issued a new Quality Management System (“QMS”) standard for medical device manufacturers, ISO 13485:2016. We received certification to ISO 13485:2016 in 2018 and successfully completed our most recent re-certification in 2021. Compliance with this standard is subject to continual review and is monitored through periodic inspections by our notified body. Some foreign countries, most notably Japan and Brazil, have similar requirements or may require inspections of our manufacturing facilities before approving a product for sale in their country. We have decided to participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan. We received our first MDSAP certification in 2018 and successfully completed our most recent re-certification in 2021. Some of our suppliers are subject to the same or similar scrutiny. If we or our suppliers fail to adhere to QSR, ISO or other regulatory requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or approvals, recalls or other consequences, which could in turn have a material adverse effect on our business, results of operation, financial condition or cash flows.

Notices of inspectional observations or deficiencies from FDA or other regulatory bodies could require us to undertake corrective and preventive actions or other actions in order to address FDA’s or other regulatory body’s concerns, which could be expensive and time-consuming to complete and could impose additional burdens and expenses.
We are subject to periodic inspections by FDA and other regulatory bodies related to regulatory requirements that apply to medical devices designed and manufactured, and clinical trials sponsored, by us. If we receive a notice of inspectional observations or deficiencies from FDA following an inspection, we may be required to undertake corrective and preventive actions or other actions in order to address FDA’s concerns, which could be expensive and time-consuming to complete and could impose additional burdens and expenses. We have previously received and could in the future receive notices of inspectional observations or deficiencies from FDA. Failure to adequately address FDA’s concerns could expose us to enforcement and administrative actions.
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
•HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
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
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health-care programs, and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.
If we are found to have improperly promoted our products for off-label uses, we may become subject to significant fines and other liability.
FDA and other regulatory agencies strictly regulate the promotional claims that may be made about medical devices. For example, devices cleared under section 510(k) cannot be marketed for any intended use that is outside of FDA’s substantial equivalence determination for such devices. Physicians nevertheless may use our products on their patients in a manner that is inconsistent with the intended use cleared by FDA. If we are found to have promoted such “off-label” uses, we may become subject to significant government fines and other related liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
Third parties may challenge any existing patent or future patent we own or license through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them. In any of these proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable, or even if valid and enforceable, insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or reexamination by the USPTO if a third party asserts a substantial question of patentability against any claim of a U.S. patent we own or license. The adoption of the Leahy-Smith America Invents Act (“Leahy-Smith Act”) in September 2011 established additional opportunities for third parties to invalidate U.S. patent claims, including inter parties review and post-grant review proceedings. Outside of the United States, patents we own or license may become subject to patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent. In addition, such proceedings are very complex and expensive, and may divert our management’s attention from our core business. If any of our patents are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our product candidates, and if we do not own or have exclusive rights to other enforceable patents protecting our products or other technologies, competitors and other third parties could market products and use processes that are substantially similar to, or superior to, ours and our business would suffer.
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
The medical device industry is subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. Numerous third-party patents exist in the fields relating to our products, and it is difficult for industry participants, including us, to identify all third-party patent rights relevant to our products and technologies. Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our products and technologies.
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
We currently own 31 trademarks, related to our company name, logo, products and technology, that are registered with the USPTO as well as 130 trademarks registered outside of the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. There is no guarantee we will be able to secure registration for any of our pending trademark applications with the USPTO or comparable foreign authorities. In addition, third parties have registered trademarks similar or identical to our trademarks, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries where such third parties have registered such trademarks or obtained such common law rights. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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
We have in the past, and expect in the future, to seek to acquire additional businesses, assets, technologies or products to enhance our business if appropriate opportunities become available. In connection with any acquisitions, we could issue additional equity securities or convertible debt or equity-linked securities, which would dilute our stockholders, cause us to incur substantial debt to fund the acquisitions, or assume significant liabilities. For example, in October 2021, we acquired Sixense for $251.0 million, which was paid in the form of shares of our common stock and options to purchase our common stock.
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
The trading price of our common stock has been and is likely to continue to be volatile. From January 1, 2021 through December 31, 2021, our closing stock price as reported on The New York Stock Exchange (“NYSE”) has ranged from $175.60 to $310.70. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Form 10-K or those that we have not anticipated. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our common stock include the following:
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We were involved in one such lawsuit in 2021, as described in more detail below under “Legal Proceedings” and Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K, and we may be the target of this type of litigation in the future. This litigation could result in substantial costs and a diversion of our management’s attention and resources.
If our executive officers, directors and largest stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other stockholders.
As of December 31, 2021, our executive officers, directors and holders of 5% or more of our outstanding stock and their affiliates beneficially owned approximately 45.3% of our voting stock in the aggregate. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, our directors, executive officers and holders of 5% or more of our outstanding stock beneficially owned approximately 45.3% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2021, approximately 8,800,000 shares of common stock that are either subject to outstanding options or other equity awards or reserved for future issuance under our equity incentive plans have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Techniques employed by short sellers have in the past and may in the future drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third-party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have led to selling of shares in the market. We have been in the past, and may be in the future, subject to such attacks by short sellers. In November and December 2020, we were the subject of reports by a short seller that contained incorrect and misleading information, which led to a decline in our stock price. Although we timely responded to these false and misleading allegations, we cannot assure you that such similar false and misleading articles will not be published again in the future. The publication of any such articles regarding us in the future may bring about a decline in the market price of our common stock. If we are the subject of unfavorable allegations, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could be distracting for our management team.
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
Our amended and restated bylaws designate the state courts located within the state of Delaware (or if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware) as the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to access a favorable judicial forum for disputes with us or our directors, officers or employees
Our amended and restated bylaws designate the state courts located within the state of Delaware (or if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, as the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This forum selection provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, in each case, the rules and regulations thereunder, or for any other claim for which the U.S. federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.

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
Primarily as a result of net operating losses, stock-based compensation, various accruals and reserves, and tax credits, we maintain foreign and domestic DTAs. DTAs reflect an expected benefit to be realized in the future that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. DTAs are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors or regulatory authorities. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the benefits of the domestic DTAs we maintain as of December 31, 2021, exclusive of our federal research and development tax credit and California DTAs. However, it is possible that some of our foreign or domestic DTAs could ultimately expire unused, or future DTAs could be created, due to vesting or settlement of stock awards or other book to tax differences, in which we will not have sufficient taxable income in the future to fully utilize these and which will result in us recording a valuation allowance. Therefore, unless we are able to generate sufficient taxable income, a substantial valuation allowance to reduce our DTAs may be required, which would materially increase our tax expense in the period the valuation allowance is recorded and could have a material adverse impact on our financial condition and results of operations.
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
Our business is subject to federal, state, and local laws and regulations relating to the protection of the environment, worker health and safety and the use, management, storage, and disposal of hazardous substances and wastes. Failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions. In addition, environmental laws and regulations could require us to pay for environmental remediation and response costs, or subject us to third-party claims for personal injury, natural resource or property damage, relating to environmental contamination. Liability may be imposed whether or not we knew of, or were responsible for, such environmental contamination. The cost of defending against environmental claims, of compliance with environmental, health and safety regulatory requirements or of remediating contamination could materially adversely affect our business, results of operations, financial condition or cash flows.
Additionally, we are subject to laws and regulations with respect to the collection, use, disclosure, transfer and storage of personal data that we may collect from our employees, consultants or in conjunction with clinical trials, or that we may receive in connection with the use of our products, including our immersive healthcare products. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, established new, and in some cases more stringent, requirements for data protection in Europe. Under the GDPR, enhanced data protection requirements as well as substantial fines for breaches of personal data will apply and increase our obligations and potential liabilities for the personal data that we process or control. Several other privacy laws have recently been adopted in domestic and foreign jurisdictions where we do business that could present similar issues. We have modified and will continue to modify our practices in order to comply with these and other requirements, which requires us to incur costs and expenses, and we may face difficulties in complying with all privacy and data protection legal requirements that apply to us now or in the future, as well as financial penalties and liabilities if we are unable to do so.
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
Our current controls and any new controls that we develop may become inadequate because of changes in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in financial statements that may not accurately reflect the results of our business and operations. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We maintain approximately 500,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2021. The leases for these nine buildings expire at various times in 2029 to 2036, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through February 1, 2035, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2021 is approximately 100,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 160,000 square feet of manufacturing facility in Roseville, California. The lease for this building expires in 2034, subject to our option to renew the lease for an additional five to ten years. In addition, we lease approximately 70,000 square feet of warehouse space in Livermore, California, and approximately 45,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire at various times in 2025 to 2028. The lease for the Salt Lake City warehouse expires in 2024, subject to our option to renew the lease for an additional three to nine years.
During the third quarter of 2021, we signed the 620 Roseville Parkway Lease which had not yet commenced as of December 31, 2021. Per the terms of the lease, improvements will be constructed and permanently affixed to the property in phases, the first of which phase is anticipated to be completed by the end of 2022
During the fourth quarter of 2021, we acquired Sixense, which leases an aggregate of approximately 8,000 square feet of office space in Los Gatos, San Francisco and Los Angeles, California. The leases for these offices expire at various times in 2022 to 2023, with the Los Angeles office automatically renewing on a quarterly basis until terminated. In addition, Sixense leases office space in Israel, which supports its research and development activities.
We also lease office and warehouse space in Germany, Italy, Australia, Brazil, and Singapore as of December 31, 2021. The offices in Germany and Australia support our direct sales operations in Europe and Australasia, respectively, with the Germany office also supporting distributor relationships in Europe and the Middle East; the offices in Brazil and Singapore support our sales and marketing efforts, including through our distribution partners, in Latin America and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing a third-party logistics provider in the Netherlands.
ITEM 3. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “PEN” since September 18, 2015. Prior to that date, there was no established public trading market for our common stock. As of February 14, 2022, there were 90 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment and (ii) the NYSE Composite for the period from December 30, 2016 through December 31, 2021. The figures represented below assume an investment of $100 in our common stock on December 30, 2016 and in the S&P Healthcare Equipment and NYSE Composite and the reinvestment of dividends into shares of common stock for the years ended December 31, 2017, 2018, 2019, 2020 and 2021. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Penumbra	PEN	$100.00	$147.48	$191.54	$257.48	$274.29	$450.34
NYSE Composite	NYA	100.00	115.84	102.87	125.83	131.36	155.23
S&P 500 Healthcare Equipment Index	XHE	100.00	130.51	142.12	173.81	231.02	238.04
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

Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
Acquisition of Sixense Enterprises Inc.
As partial consideration for the acquisition of Sixense Enterprises Inc. (“Sixense”), which closed on October 1, 2021, the Company issued 661,877 shares of its common stock, representing purchase consideration to be calculated by using the closing price of the Company's common stock on October 1, 2021. Please see Note “5. Business Combinations” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
MVI Share Exchange
On December 13, 2021, the Company sold 330 shares of its common stock to a stockholder of MVI Health Inc., a subsidiary of the Company, in exchange for 51,333 shares of Class B common stock of MVI.
All securities issued by the Company in the transactions noted above are deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act, on the basis that, among other factors: (1) such transactions did not involve a public offering of securities; (2) no underwriter was involved with the transactions, and no commissions were paid; (3) all purchasers in the private transaction had access to information on the Company necessary to make an informed investment decision; (4) all purchasers are able to bear the economic risk of their investment and are aware that the securities were not registered under the Securities Act and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration; and (5) appropriate legends were placed upon the book-entry positions representing the shares.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements.
Overview
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market novel products and have a broad portfolio that addresses challenging medical conditions in markets with significant unmet need. Our team focuses on developing, manufacturing and marketing medical devices for use by specialist physicians and healthcare providers to drive improved clinical outcomes and health. We believe that the cost-effectiveness of our products is attractive to our customers.
Since our founding in 2004, we have invested heavily in our product development capabilities in our major markets: neuro, vascular, and immersive healthcare. We have successfully developed, obtained regulatory clearance or approval for, and introduced products into the neurovascular market since 2007, vascular market since 2013, neurosurgical market since 2014, and immersive healthcare market since 2020, respectively. We continue to expand our portfolio of product offerings, while developing and iterating on our currently available products.
We expect to continue to develop and build our portfolio of products, including our thrombectomy, embolization and access and immersive technologies. Generally, when we introduce a next generation product or a new product designed to replace a current product, sales of the earlier generation product or the product replaced decline. Our research and development activities are centered around the development of new products and clinical activities designed to support our regulatory submissions and demonstrate the effectiveness of our products.
We sell our products to hospitals and other healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In 2021, 29.4% of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $747.6 million, $560.4 million and $547.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. This represents an annual increase of 33.4% and of 2.4%, respectively. We generated operating losses of $7.5 million and $38.9 million for the years ended December 31, 2021 and 2020, respectively, and operating income of $47.5 million for the year ended December 31, 2019.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread throughout the U.S. and the world. In response, governments have issued orders restricting certain activities, and while our business falls within the category of healthcare operations, which are essential businesses currently permitted to continue operating during the COVID-19 pandemic, we have experienced, and expect to continue to experience, disruptions to our operations as a result of the pandemic. For example, hospital resources have been diverted to fight the pandemic, and many government agencies in conjunction with healthcare systems have recommended the deferral of elective and semi-elective medical procedures during the pandemic. Some of Penumbra’s medical devices are used in certain procedures that the CMS has indicated are “high-acuity” procedures that should not be postponed during the pandemic in its March 18, 2020 recommendations, while other Penumbra devices are used in elective procedures that physicians may consider postponing. Many of the procedures in which our vascular products are used are elective in nature, whereas procedures in which our neuro products are used, such as stroke, tend to be more emergent in nature.
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
•We further strengthened our liquidity position by entering into a Credit Agreement (the “Credit Agreement”) on April 24, 2020, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million, and originally matured on April 23, 2021. This revolving line of credit provides access to capital beyond the $254.9 million in cash, cash equivalents and marketable investments on our balance sheet as of December 31, 2021, and we believe this will allow us to both navigate the current environment and emerge in a strong liquidity position after the pandemic. During the three months ended March 31, 2021, we entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and had substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. As of December 31, 2021, the Company was in compliance with the requirements in the Credit Agreement to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of December 31, 2021, there were no borrowings outstanding under the Credit Agreement. In the first quarter of 2022, the Company subsequently entered into a further amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from February 21, 2022 to February 17, 2023 and has substantially the same terms and conditions as the prior credit agreement with certain changes to the reference benchmark interest rates, applicable margins and borrowing mechanics under the Credit Agreement, having the overall effect of lowering the interest rates payable by the Company on amounts borrowed under the Credit Agreement, and a reduction of the commitment fee payable on the average daily unused amount under the Credit Agreement to 0.25% per annum. Refer to Part II, Item 9B, “Other Information” and Note “8. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Form 10-K for more information.
•We will continue to prioritize investments in our production capacity and flexibility, commercial channels, preparation for new product launches, and new product developments to help patients.
While we have seen positive trends in certain areas of our business beginning in May 2020, we remain mindful of the negative impacts on business trends we experienced in April 2020 due to the COVID-19 pandemic. The general impact of COVID-19 on our business has been negative and we are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, particularly as new variants of the virus spread, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.
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
•We must continue to successfully introduce new products that gain acceptance with specialist physicians and other healthcare providers and successfully transition from existing products to new products, ensuring adequate supply. In addition, as we introduce new products and expand our production capacity, we anticipate additional personnel will be hired and trained to build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our operating results and financial condition.
•Publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by specialist physicians and the procedures and treatments those physicians choose to administer for a given condition.
•The specialist physicians who use our interventional products may not perform procedures during certain times of the year, such as those periods when they are at major medical conferences or are away from their practices for other reasons, the timing of which occurs irregularly during the year and from year to year.
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
In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the impact of COVID-19, the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs due to obsolescence; costs, benefits and timing of new product introductions; costs, benefits and timing of the acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We may experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we may experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development. For example, during the year ended December 31, 2021, we incurred $15.0 million of non-recurring personnel-related expenses associated with the development of our Thunderbolt product.
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
Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1)

whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2021, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases. As of the date of adoption of ASC 842 the Company did not have material finance leases.
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
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. During the year ended December 31, 2021, we made no material changes in estimates for variable consideration.
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
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act (the “CAA”) were enacted during the year ended December 31, 2020 and provide certain tax relief to business taxpayers. Neither Act had a material impact to our financial statements for the year ended December 31, 2020 and 2021, respectively.
Significant domestic DTAs were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. The recent Sixense acquisition also generated significant domestic DTAs in the year ended December 31, 2021. As of December 31, 2021, we had approximately $226.3 million and $127.2 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2036. The state net operating loss carryforwards have various carryover periods and will begin to expire as early as 2023. As of December 31, 2021, we had research credits available to offset federal and state tax liabilities in the amount of $20.1 million and $19.7 million, respectively. The federal tax credits will begin to expire in 2024. California state tax credits have no expiration.
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
As of December 31, 2021, our net DTA balance on a consolidated basis was $64.2 million, after reduction of a valuation allowance of $37.1 million. We do not maintain valuation allowances against any of our foreign DTAs as we believe, at the required more-likely-than-not level of certainty, that our foreign subsidiaries will generate sufficient future taxable income to realize the benefit of their DTAs in full. In the year ended December 31, 2021, we measured our domestic net operating loss (“NOL”) DTA balances against projections of future taxable income with consideration of relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOLs generated in years beginning on or after January 1, 2018. Despite the operational loss in the year ended December 31, 2021, we determined that we would be in a three-year cumulative adjusted taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation.
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
After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, we concluded that sufficient future taxable income will be generated to realize the benefits of our domestic DTAs prior to expiration, other than our federal research and development tax credit DTAs which are expected to expire before their utilization. As a result, in the period ended December 31, 2021, we continued to record a valuation allowance against our federal research and development tax credit. In addition, we continue to maintain a full valuation allowance against our California DTAs.
Our DTA balance also includes $3.1 million of tax attributes gained upon acquisition of a majority interest ownership in MVI Health Inc. (“MVI”). Due to recent liquidation of MVI in the quarter ended December 31, 2021, the acquired tax attributes are no longer subject to Separate Return Limitation Year (“SRLY”) rules which limits pre-acquisition tax attributes utilization to only offset against MVI taxable income. As a result, we released the valuation allowance against the MVI federal NOL DTAs and recorded a tax benefit of $1.9 million in the year ended December 31, 2021. The MVI pre-acquisition federal R&D credit DTAs and California DTAs are continued to be fully valued because we cannot conclude, at the required more-likely-than-not level of certainty, that we will generate sufficient taxable income to realize the benefit of those tax attributes prior to expiration.
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
Valuation of Assets Acquired and Liabilities Assumed in a Business Combination
For material acquisitions, we may engage independent appraisers to assist with the determination of the fair value of certain assets acquired and liabilities assumed using recognized business valuation methodologies and information and assumptions provided by our management.
In determining the fair value of certain identifiable assets acquired or liabilities assumed, management may utilize valuation techniques consistent with the income approach, market approach, or cost approach and provide its best estimates of inputs and assumptions that a market participant would use. Certain estimates used in the cost approach include the total cost and time to reconstruct a substitute asset of comparable utility adjusted for any obsolescence, a developer’s expected profit margin, and any opportunity costs lost over the period to reconstruct the substitute asset. Certain estimates used in the income approach may include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks.
Impairment of Intangible Assets
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

Results of Operations
The following table sets forth the components of our consolidated statements of operations in U.S. dollars and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2021		2020		2019
	(in thousands, except for percentages)
Revenue	$747,590	100.0%	$560,412	100.0%	$547,405	100.0%
Cost of revenue	272,208	36.4%	222,237	39.7%	175,441	32.0%
Gross profit	475,382	63.6%	338,175	60.3%	371,964	68.0%
Operating expenses:
Research and development	104,552	14.0%	90,049	16.1%	51,723	9.4%
Sales, general and administrative	378,331	50.6%	287,068	51.2%	272,733	49.8%
Total operating expenses	482,883	64.6%	377,117	67.3%	324,456	59.3%
(Loss) income from operations	(7,501)	(1.0)%	(38,942)	(6.9)%	47,508	8.7%
Interest income, net	938	0.1%	1,267	0.2%	2,854	0.5%
Other expense, net	(3,939)	(0.5)%	(343)	(0.1)%	(227)	—%
(Loss) income before income taxes	(10,502)	(1.4)%	(38,018)	(6.8)%	50,135	9.2%
(Benefit from) provision for income taxes	(13,125)	(1.8)%	(18,761)	(3.3)%	3,131	0.6%
Consolidated net income (loss)	$2,623	0.4%	$(19,257)	(3.4)%	$47,004	8.6%
Net loss attributable to non-controlling interest	(2,661)	(0.4)%	(3,555)	(0.6)%	(1,454)	(0.3)%
Net income (loss) attributable to Penumbra, Inc.	$5,284	0.7%	$(15,702)	(2.8)%	$48,458	8.9%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Vascular	$408,878	$267,783	$141,095	52.7%
Neuro	338,712	292,629	46,083	15.7%
Total	$747,590	$560,412	$187,178	33.4%
Revenue increased $187.2 million, or 33.4%, to $747.6 million in 2021, from $560.4 million in 2020. The increase in overall revenue was primarily due to an increase in sales of new and existing medical devices within our vascular and neuro businesses as well as a higher number of elective procedures performed as COVID-19 vaccination rates increased. Given the current state of vaccinations and the spread of new variants of the virus, it is possible that the increase in elective cases will begin to normalize in future quarters.
Revenue from our vascular medical devices increased $141.1 million, or 52.7%, to $408.9 million in 2021, from $267.8 million in 2020. This increase was driven by sales of our vascular thrombectomy medical devices and peripheral embolization medical devices, which globally increased by 65.6% and 36.9%, respectively, in the year ended December 31, 2021. These increases were primarily due to high sales volume as a result of sales of new medical devices, further market penetration of our existing medical devices, and an increase in the number of elective procedures. Prices for our vascular medical devices remained substantially unchanged during the period.
Revenue from our neuro medical devices increased $46.1 million, or 15.7%, to $338.7 million in the year ended December 31, 2021, from $292.6 million in the year ended December 31, 2020. This increase was primarily attributable to increased revenue in China due to the license agreement entered into in December 2020, sales of new medical devices, and further market penetration of our existing medical devices. This increase was driven by an increase in sales of our neuro access medical devices, neuro embolization medical devices and neuro thrombectomy medical devices which globally increased by 45.4%, 10.0% and 5.2%, respectively, in the twelve months ended December 31, 2021. Prices for our neuro medical devices remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2021		2020		$	%
	(in thousands, except for percentages)
United States	$527,789	70.6%	$400,270	71.4%	$127,519	31.9%
International	219,801	29.4%	160,142	28.6%	59,659	37.3%
Total	$747,590	100.0%	$560,412	100.0%	$187,178	33.4%
Revenue from sales in international markets increased $59.7 million, or 37.3%, to $219.8 million in 2021, from $160.1 million in 2020. Revenue from international sales represented 29.4% and 28.6% of our total revenue in 2021 and 2020, respectively.
Gross Margin

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Cost of revenue	$272,208	$222,237	$49,971	22.5%
Gross profit	$475,382	$338,175	$137,207	40.6%
Gross margin %	63.6%	60.3%
Gross margin increased by 3.3% percentage points to 63.6% in 2021, from 60.3% in 2020, which included a one-time, non-recurring $18.4 million reduction in gross profit as a result of the December 2020 voluntary recall of our JET 7 Reperfusion

Catheter with Xtra Flex technology (“JET 7 Xtra Flex”). While gross margin is impacted by higher labor and logistics costs due to the impact of inflation, our ability to scale production capacity to support our expanding portfolio of medical devices as well as our continued investments in COVID-19 related safety measures allowed the Company to navigate the labor and supply chain disruptions. As such, with our accelerated investments in our production capacity, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
R&D	$104,552	$90,049	$14,503	16.1%
R&D as a percentage of revenue	14.0%	16.1%
R&D expenses increased by $14.5 million or 16.1%, to $104.6 million in 2021, from $90.0 million in 2020. The increase was primarily due to $17.6 million of one-time, non-recurring expense associated with the accelerated vesting of options related to the Sixense acquisition and a $11.0 million increase in personnel-related expense driven by an increase in headcount and related expenses to support our growth. This was partially offset by a $15.4 million decrease in product development and testing costs.
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
Sales, General and Administrative (“SG&A”)

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
SG&A	$378,331	$287,068	$91,263	31.8%
SG&A as a percentage of revenue	50.6%	51.2%
SG&A expenses increased by $91.3 million, or 31.8%, to $378.3 million in 2021, from $287.1 million in 2020. The increase was primarily due to a $48.4 million increase in personnel-related expense driven by an increase in headcount and related expenses to support our growth, a $9.5 million increase in cost related to marketing events as well as a $9.4 million increase in travel-related expense as most domestic travel and other in-person activities returned to pre-COVID-19 levels in 2021, $8.2 million of one-time, non-recurring expense associated with the accelerated vesting of options related to the Sixense acquisition, and a $4.9 million increase in infrastructure costs.
As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
(Benefit from) Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
(Benefit from) income taxes	$(13,125)	$(18,761)	$5,636	(30.0)%
Effective tax rate	125.0%	49.3%
Our benefit from income taxes was $13.1 million in 2021, compared to $18.8 million in 2020. Our effective tax rate was 125.0% in 2021, compared to 49.3% in 2020. Our effective tax rate in 2021 and 2020 included tax benefits attributable to our worldwide losses, combined with excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our change in effective tax rate was primarily due to smaller worldwide losses recorded for the year ended December 31, 2021, compared to the year ended December 31, 2020 with consistent tax benefit between the two years. The effective tax rate in 2021 was amplified by the relatively smaller worldwide loss.

Our effective tax rate is driven by (1) income or loss before taxes, (2) permanent differences in taxable income for tax and financial reporting purposes, (3) tax expense attributable to our foreign jurisdictions, (4) changes to the valuation allowance maintained against our deferred tax assets, and (5) discrete tax adjustments such as excess tax benefits related to stock-based compensation. Our income tax provision is subject to volatility as the amount of excess tax benefits can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP. In addition, changes in tax law or our interpretation thereof, and changes to our valuation allowance could cause us to experience an effective tax rate significantly different from previous periods.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Vascular	267,783	215,720	52,063	24.1%
Neuro	$292,629	$331,685	$(39,056)	(11.8)%
Total	560,412	547,405	13,007	2.4%
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
Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2020		2019		$	%
	(in thousands, except for percentages)
United States	$400,270	71.4%	$355,222	64.9%	$45,048	12.7%
Other International	160,142	28.6%	192,183	35.1%	$(32,041)	(16.7)%
Total	$560,412	100.0%	$547,405	100.0%	$13,007	2.4%
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

(Benefit from) Provision for Income Taxes

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(18,761)	$3,131	$(21,892)	(699.2)%
Effective tax rate	49.3%	6.2%
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
Our effective tax rate is driven by (1) income or loss before taxes, (2) permanent differences in taxable income for tax and financial reporting purposes, (3) tax expense attributable to our foreign jurisdictions, (4) changes to the valuation allowance maintained against our deferred tax assets, and (5) discrete tax adjustments such as excess tax benefits related to stock-based compensation. Our income tax provision is subject to volatility as the amount of excess tax benefits can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP. In addition, changes in tax law or our interpretation thereof, and changes to our valuation allowance could cause us to experience an effective tax rate significantly different from previous periods.
Quarterly Results of Operations
For our unaudited quarterly results of operations for the eight quarters ended December 31, 2021, please see Note “17. Selected Quarterly Financial Data (Unaudited)” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
Liquidity and Capital Resources
As of December 31, 2021, we had $558.3 million in working capital, which included $59.4 million in cash and cash equivalents and $195.5 million in marketable investments. As of December 31, 2021, we held approximately 34.0% of our cash and cash equivalents in foreign entities.

In June 2020, we issued and sold an aggregate of 865,963 shares of our common stock at a public offering price of $166.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. We received approximately $134.8 million in net cash proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering expenses of $0.4 million. We intend to use the net proceeds from this offering for general corporate purposes, including working capital, continued development of our products, including research and development and clinical trials, potential acquisitions and other business opportunities. Pending the use of the net proceeds from this offering, we invested the net proceeds in investment grade, interest bearing securities.
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. In order to further strengthen our liquidity position and financial flexibility during the COVID-19 pandemic, on April 24, 2020 we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and originally matured on April 23, 2021. During the three months ended March 31, 2021, the Company entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and had substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2021 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. As of December 31, 2021, the Company was in compliance with the requirements in the Credit Agreement to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of December 31, 2021, there were no borrowings outstanding under the Credit Agreement. In the first quarter of 2022, the Company entered into a further amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from February 21, 2022 to February 17, 2023 and has substantially the same terms and conditions as the prior credit agreement with certain changes to the reference benchmark interest rates, applicable margins and borrowing mechanics under the Credit Agreement, having the overall effect of lowering the interest rates payable by the Company on amounts borrowed under the Credit Agreement, and a reduction of the commitment fee payable on the average daily unused amount under the Credit Agreement to 0.25% per annum Refer to Part II Item 9B “Other Information” and Note “8. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Form 10-K for more information.
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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$59,379	$69,670
Marketable investments	195,496	195,162
Accounts receivable, net	133,940	114,608
Accounts payable	13,421	14,109
Accrued liabilities	99,796	85,795
Working capital(1)	558,277	511,770

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents at beginning of year	$69,670	$72,779	$67,850
Net cash provided by (used in) operating activities	9,502	(33,242)	26,652
Net cash used in investing activities	(21,735)	(104,149)	(12,711)
Net cash provided by financing activities	836	134,917	(8,959)
Cash and cash equivalents at end of year	59,379	69,670	72,779
Net Cash Provided By (Used In) Operating Activities
Net cash provided by (used in) by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-offs and write-downs, changes in deferred tax balances, and the effect of changes in working capital and other activities).
Net cash provided by operating activities was $9.5 million in 2021 and consisted of net income of $2.6 million and non-cash items of $73.6 million offset by net changes in operating assets and liabilities of $66.7 million. The change in operating assets and liabilities includes an increase in inventories of $51.6 million to support our revenue growth, an increase in accounts receivable of $21.3 million, an increase in prepaid expenses and other current and non-current assets of $13.0 million, and a decrease in accounts payable of $1.6 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $17.1 million primarily as a result of the growth in our business activities and proceeds of $3.7 million received related to lease incentives from operating leases.
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
Net Cash Used In Investing Activities
Net cash used in investing activities relates primarily to purchases of marketable investments, capital expenditures, payments for leases that have not yet commenced, partially offset by proceeds from maturities and sales of marketable investments.
Net cash used in investing activities was $21.7 million in 2021 and primarily consisted of capital expenditures of $21.2 million and purchases of marketable investments, net of proceeds from maturities and sales, of $3.1 million. This was partially offset by $2.9 million cash acquired in connection with the Sixense acquisition.
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

Net Cash Provided By Financing Activities
Net cash provided by (used in) financing activities primarily relates to proceeds from issuance of common stock upon underwritten public offering, payments of employee taxes related to vested restricted stock units, payments towards the reduction of our finance lease obligations and certain acquisition-related payments, and proceeds from exercises of stock options and issuances of common stock.
Net cash provided by financing activities was $0.8 million in 2021 and primarily consisted of proceeds from the issuance of stock under our employee stock purchase plan of $13.7 million and proceeds from exercises of stock options of $4.7 million. This was partially offset by $15.8 million of payments of employee taxes related to vested restricted stock units and payments related to finance lease obligations of $1.5 million.
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
Contractual Obligations and Commitments
In the normal course of business, the Company enters into contracts and commitments that obligate us to make payments in the future. Our contractual obligations consist primarily of: non-cancelable operating and finance leases and purchase commitments. Information regarding our obligations relating to lease arrangements and purchase commitments, as well as amounts recorded for uncertain tax positions, are provided in Part II, Item 8, “Financial Statements and Supplementary Data”of this Form 10-K in Note “9. Leases”, Note “10. Commitments and Contingencies”, and Note “14. Income Taxes”, respectively.
The Company is also subject to certain royalty obligations under a license agreement with amounts due thereunder fluctuating depending on sales levels. Royalty expense included in cost of sales for the years ended December 31, 2021, 2020 and 2019 was $2.3 million, $2.5 million and $3.8 million, respectively. For more information on these royalty obligations, refer to Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
Interest Rate Risk. We had cash and cash equivalents of $59.4 million as of December 31, 2021, which consisted of funds held in general checking, savings, and money market accounts. In addition, we had marketable investments of $195.5 million, which consisted primarily of commercial paper, corporate bonds, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under our Credit Agreement bear interest at: (1) the adjusted LIBO rate or adjusted EURIBO rate, as applicable, plus an applicable rate, for euro currency revolving borrowing; or (2) an alternate base rate plus an applicable rate, for revolving borrowing in U.S. dollars. As of December 31, 2021, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the year ended December 31, 2021 was impacted by higher labor and logistics costs due to the impact of inflation, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PENUMBRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Income Taxes – Realizability of Deferred Tax Assets — Refer to Notes 2 and 14 to the financial statements
Critical Audit Matter Description
The Company recognizes deferred income taxes based on differences between the financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates and laws in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets (“DTAs”) to the amounts expected to be realized based on estimates of future taxable income. The Company’s net DTA as of December 31, 2021 was $64.2 million after a reduction of a valuation allowance of $37.1 million.
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
– We tested the effectiveness of controls over deferred tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
– We evaluated the reasonableness of the methods and assumptions used by management to determine whether a valuation allowance is necessary.
– With the assistance of our income tax specialists, we considered the following sources of information used in management’s evaluation of whether deferred taxes are more likely than not to be realized:
– Estimates of future taxable income.
– The length of net operating loss carryforward periods.
– The ability to carryback losses to prior years.
– Tax credit carryforwards and consideration of when those will expire.
– We evaluated whether the taxable income in historical periods was of the appropriate character and available under the tax law.
– We evaluated management’s assessment of the positive and negative evidence utilized to conclude if a valuation allowance was necessary.
Acquisition of Sixense Enterprise, Inc. — Refer to Note 5 to the financial statements
Critical Audit Matter Description

On October 1, 2021, the Company closed the acquisition of Sixense Enterprises Inc. (“Sixense”) for $251.0 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective fair values, including intangible assets of $88.2 million. Management estimated the fair value of the intangible assets using the replacement cost method. The fair value determination of the intangible assets required management to make significant estimates and assumptions related to total cost and time to reconstruct a substitute asset of comparable utility adjusted for any obsolescence, a developer’s expected profit margin, and the opportunity cost lost over the period to reconstruct the substitute asset.
We identified the intangible assets for Sixense as a critical audit matter because of the significant estimates and assumptions management makes to fair value the intangible assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the total cost and time to reconstruct a substitute asset of comparable utility adjusted for any obsolescence, a developer’s expected profit margin, and the opportunity cost lost over the period to reconstruct the substitute asset.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the intangible assets for Sixense included the following, among others:
– We tested the effectiveness of controls over the valuation of the intangible assets, including management’s controls over the replacement cost inputs.
– With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology, (2) a developer’s expected profit margin, and (3) the opportunity cost lost over the period to reconstruct the substitute asset by:
– Testing the source information underlying the determination of a developer’s expected profit margin and the opportunity cost lost over the period to reconstruct the substitute asset and testing the mathematical accuracy of the calculations.

– Developing a range of independent estimates and comparing those to the developer’s expected profit margin and the opportunity cost lost over the period to reconstruct the substitute asset selected by management.
– We tested the source information underlying the total cost and time to reconstruct a substitute asset of comparable utility adjusted for any obsolescence.

/s/ Deloitte & Touche LLP

San Francisco, California
February 22, 2022
We have served as the Company's auditor since 2008.

Penumbra, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$59,379	$69,670
Marketable investments	195,496	195,162
Accounts receivable, net of allowance for credit losses of $2,092 and $2,198 at December 31, 2021 and 2020, respectively	133,940	114,608
Inventories	263,504	219,527
Prepaid expenses and other current assets	29,155	18,735
Total current assets	681,474	617,702
Property and equipment, net	58,856	48,169
Operating lease right-of-use assets	131,955	41,192
Finance lease right-of-use assets	36,276	38,065
Intangible assets, net	90,618	10,639
Goodwill	166,388	8,372
Deferred taxes	65,698	50,139
Other non-current assets	12,985	8,705
Total assets	$1,244,250	$822,983
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,421	$14,109
Accrued liabilities	99,796	85,795
Current operating lease liabilities	8,267	4,697
Current finance lease liabilities	1,713	1,331
Total current liabilities	123,197	105,932
Non-current operating lease liabilities	137,045	44,183
Non-current finance lease liabilities	26,523	27,066
Other non-current liabilities	3,558	8,014
Total liabilities	290,323	185,195
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value per share - 5,000,000 shares authorized, none issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share - 300,000,000 shares authorized, 37,578,483 issued and outstanding at December 31, 2021; 300,000,000 shares authorized, 36,414,732 issued and outstanding at December 31, 2020	37	36
Additional paid-in capital	910,614	598,299
Accumulated other comprehensive (loss) income	(2,630)	2,541
Retained earnings	45,906	40,622
Total Penumbra, Inc. stockholders’ equity	953,927	641,498
Non-controlling interest	—	(3,710)
Total stockholders’ equity	$953,927	$637,788
Total liabilities and stockholders’ equity	$1,244,250	$822,983
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$747,590	$560,412	$547,405
Cost of revenue	272,208	222,237	175,441
Gross profit	475,382	338,175	371,964
Operating expenses:
Research and development	104,552	90,049	51,723
Sales, general and administrative	378,331	287,068	272,733
Total operating expenses	482,883	377,117	324,456
(Loss) income from operations	(7,501)	(38,942)	47,508
Interest income, net	938	1,267	2,854
Other expense, net	(3,939)	(343)	(227)
(Loss) income before income taxes	(10,502)	(38,018)	50,135
(Benefit from) provision for income taxes	(13,125)	(18,761)	3,131
Consolidated net income (loss)	$2,623	$(19,257)	$47,004
Net loss attributable to non-controlling interest	(2,661)	(3,555)	(1,454)
Net income (loss) attributable to Penumbra, Inc.	$5,284	$(15,702)	$48,458

Net income (loss) attributable to Penumbra, Inc. per share:
Basic	$0.14	$(0.44)	$1.39
Diluted	$0.14	$(0.44)	$1.34
Weighted average shares outstanding:
Basic	36,764,290	35,766,892	34,750,706
Diluted	37,881,180	35,766,892	36,265,999
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Consolidated net income (loss)	$2,623	$(19,257)	$47,004
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(3,929)	4,456	(1,120)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(1,242)	409	738
Total other comprehensive (loss) income, net of tax	$(5,171)	$4,865	$(382)
Consolidated comprehensive (loss) income	$(2,548)	$(14,392)	$46,622
Net loss attributable to non-controlling interest	$(2,661)	$(3,555)	$(1,454)
Comprehensive income (loss) attributable to Penumbra, Inc.	$113	$(10,837)	$48,076
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2018	34,437,339	$34	$415,084	$(1,942)	$9,064	$422,240	$175	$422,415
Issuance of common stock	612,221	1	4,120	—	—	4,121	—	4,121
Issuance of common stock under employee stock purchase plan	81,644	—	8,984	—	—	8,984	—	8,984
Shares held for tax withholdings	(129,623)	—	(18,535)	—	—	(18,535)	—	(18,535)
Stock-based compensation	—	—	21,006	—	—	21,006	—	21,006
Capital contributions of non-controlling interest	—	—	—	—	—	—	1,000	1,000
Other comprehensive loss	—	—	—	(382)	—	(382)	—	(382)
Net income	—	—	—	—	48,458	48,458	(1,454)	47,004
Balance at December 31, 2019	35,001,581	$35	$430,659	$(2,324)	$57,522	$485,892	$(279)	$485,613
Issuance of common stock	520,185	—	5,115	—	—	5,115	124	5,239
Issuance of common stock under employee stock purchase plan	77,528	—	11,300	—	—	11,300	—	11,300
Issuance of common stock upon underwritten public offering, net of issuance cost	865,963	1	134,758	—	—	134,759	—	134,759
Shares held for tax withholding	(50,525)	—	(10,066)	—	—	(10,066)	—	(10,066)
Stock-based compensation	—	—	26,533	—	—	26,533	—	26,533
Cumulative effect adjustment(1)	—	—	—	—	(1,198)	(1,198)	—	(1,198)
Other comprehensive income	—	—	—	4,865	—	4,865	—	4,865
Net loss	—	—	—	—	(15,702)	(15,702)	(3,555)	(19,257)
Balance at December 31, 2020	36,414,732	$36	$598,299	$2,541	$40,622	$641,498	$(3,710)	$637,788
Issuance of common stock	498,185	—	4,507	—	—	4,507	157	4,664
Issuance of common stock under employee stock purchase plan	64,852	—	13,705	—	—	13,705	—	13,705
Issuance of common stock in connection with Sixense acquisition(2)	661,877	1	174,133	—	—	174,134	—	174,134
Replacement share-based awards issued in connection with Sixense acquisition(2)	—	—	80,693	—	—	80,693	—	80,693
Acquisition of subsidiary stock from noncontrolling interests(2)	—	—	(10,375)	—	—	(10,375)	6,214	(4,161)
Shares held for tax withholdings	(61,163)	—	(15,832)	—	—	(15,832)	—	(15,832)
Stock-based compensation	—	—	65,484	—	—	65,484	—	65,484
Other comprehensive income	—	—	—	(5,171)	—	(5,171)	—	(5,171)
Net income (loss)	—	—	—	—	5,284	5,284	(2,661)	2,623
Balance at December 31, 2021	37,578,483	$37	$910,614	$(2,630)	$45,906	$953,927	$—	$953,927

(1) Cumulative effect adjustments relate to the adoption of Accounting Standard Update (“ASU”) No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Refer to Note “2. Summary of Significant Accounting Policies” for more information.

(2) Refer to Note "5. Business Combinations” and “11. Stockholders’ Equity” for more information on the impact of the acquisition of Sixense Enterprises Inc. during the year ended December 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,623	$(19,257)	$47,004
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,408	12,891	8,104
Stock-based compensation	65,763	25,541	21,485
Inventory write-offs and write-downs	2,818	10,571	4,411
Deferred taxes	(14,091)	(18,818)	1,820
Impairment of intangible asset	—	2,500	—
Other	2,692	4,520	670
Changes in operating assets and liabilities:
Accounts receivable	(21,344)	(8,295)	(25,029)
Inventories	(51,554)	(56,981)	(41,407)
Prepaid expenses and other current and non-current assets	(13,032)	(8,865)	(4,001)
Accounts payable	(1,565)	(308)	6,038
Accrued expenses and other non-current liabilities	17,076	23,259	7,557
Proceeds from lease incentives	3,708	—	—
Net cash provided by (used in) operating activities	9,502	(33,242)	26,652
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease payments made prior to commencement	—	—	(6,636)
Cash acquired in a business combination	2,919	—	—
Purchases of marketable investments	(126,794)	(153,061)	(77,326)
Proceeds from sales of marketable investments	2,000	7,897	4,746
Proceeds from maturities of marketable investments	121,720	68,831	90,614
Purchases of property and equipment	(21,180)	(24,756)	(22,109)
Other	(400)	(3,060)	(2,000)
Net cash used in investing activities	(21,735)	(104,149)	(12,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	—	134,759	—
Proceeds from exercises of stock options	4,664	5,239	4,120
Proceeds from issuance of stock under employee stock purchase plan	13,705	11,300	8,984
Payment of employee taxes related to vested common and restricted stock	(15,832)	(10,066)	(18,535)
Payments of finance lease obligations	(1,451)	(3,418)	(2,570)
Payment of acquisition-related obligations	—	(683)	(1,758)
Proceeds from capital contribution from non-controlling interest	—	—	800
Other	(250)	(2,214)	—
Net cash provided by (used in) financing activities	836	134,917	(8,959)
Effect of foreign exchange rate changes on cash and cash equivalents	1,106	(635)	(53)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,291)	(3,109)	4,929
CASH AND CASH EQUIVALENTS—Beginning of period	69,670	72,779	67,850
CASH AND CASH EQUIVALENTS—End of period	$59,379	$69,670	$72,779
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,496	$1,414	$175
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$101,510	$1,515	$4,261
Right-of-use assets obtained in exchange for finance lease obligations	$1,346	$1,632	$33,283
Fair value of common stock issued as consideration in connection with an acquisition (Note 5)	$174,133	$—	$—
Fair value of replacement options issued as consideration in connection with an acquisition (Note 5)	$80,693	$—	$—
Purchase of property and equipment funded through accounts payable and accrued liabilities	$2,330	$1,407	$2,903
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
Segments
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical products, and operates as one operating segment. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. The Company’s entity-wide disclosures are included in Note “16. Revenues.”
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in United States Dollars (“USD”). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues are translated using the exchange rate as of the date of transaction and expenses are translated using the average exchange rates in effect for the year involved. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Transactions denominated in currencies other than the respective functional currencies are translated at exchange rates as of the date of transaction with foreign currency gains and losses recorded in other expense, net in the consolidated statements of operations. The Company realized net foreign currency transaction losses of $0.5 million, a nominal amount and $0.8 million during the years ended December 31, 2021, 2020, and 2019, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments (as described in greater detail in this footnote under the header “Cash, Cash Equivalents and Marketable Investments” below) and accounts receivable. The majority of the Company’s cash is held by one financial institution in the U.S. in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2021 and held cash in foreign entities of approximately $20.2 million and $17.4 million at December 31, 2021 and 2020, respectively, which was not federally insured.
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
During the years ended December 31, 2021, 2020, and 2019, no customer accounted for greater than 10% of the Company’s revenue. No customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2021 while one customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2020.
Significant Risks and Uncertainties
The Company is subject to risks common to medical device companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the potential need to obtain additional financing. The Company is dependent on third-party suppliers, in some cases single-source suppliers.
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
During the years ended December 31, 2021 and 2020, the Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss. There were no other-than-temporary impairments for the year ended December 31, 2019.
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
Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or net realizable value. Write-downs are provided for raw materials, components or finished goods that are determined to be excessive or obsolete. The Company regularly reviews inventory quantities in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. As a result of these evaluations, the Company recognized total write-offs and write-downs of $2.8 million, $10.6 million, and $4.4 million for the years ended December 31, 2021, 2020 and 2019.

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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There was no impairment of long-lived assets during the years ended December 31, 2021, 2020 or 2019.
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
Intangible Assets
Intangible assets primarily consist of developed technology, in-process research and development, purchased rights to licensed technology, customer relationships, and trade secrets and processes.
Indefinite-lived intangible assets consist of in-process research and development and an exclusive right to licensed technology during the years ended December 31, 2021 and 2020. Indefinite-lived intangible assets are tested for impairment at least annually, in the fourth quarter, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. If the fair value of the asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference between the carrying amount and the fair value.
Due to a triggering event in the second quarter of 2020, the acquired exclusive right to licensed technology indefinite-lived intangible asset determined be impaired and the Company wrote-off the full carrying amount of the asset. The in-process research and development indefinite-lived intangible asset was acquired in fourth quarter of 2021 and will be tested for impairment at least annually, beginning in the fourth quarter of 2022, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. Refer to Note “6. Intangible Assets” for more information on the Company’s intangible assets.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
loss may have occurred. The Company operates as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level. Refer to Note “5. Business Combinations” and Note “7. Goodwill” for more information.
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
Deferred revenue represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As of December 31, 2021 and December 31, 2020, respectively, the Company's deferred revenue balance was not material.
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
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in agreements that qualify as cloud computing arrangements. The cost expenditures for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor are capitalized and are recorded in prepaid expenses and other current assets and other non-current assets in our consolidated balance sheets. Such costs are amortized over the life of the related cloud computing arrangement.
As of December 31, 2021, approximately $2.4 million associated with these arrangements are included in prepaids and other current assets in our consolidated balance sheets while approximately $5.8 million are included in other non-current assets in our consolidated balance sheets.
Advertising Costs
Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising costs were $1.1 million, $0.6 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company accounts for stock-based compensation issued to non-employees by recognizing the fair value of non-employee awards over the requisite service period (usually the vesting period) on a straight-line basis. Therefore, equity instruments issued to non-employees are recorded at their fair value on the grant date in the same manner as employee awards. The fair value of these equity instruments is expensed over the service period.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Comprehensive Income
Comprehensive income consists of net income, unrealized gains or losses on available-for-sale investments and the effects of foreign currency translation adjustments. The Company presents comprehensive income and its components in the consolidated statements of comprehensive income (loss).
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
Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2021, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases.
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
Recent Accounting Guidance
Recently Adopted Accounting Standards
On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes— Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This new standard removes certain exceptions for recognizing deferred taxes of foreign investments, the incremental approach to performing intraperiod allocation, and calculating income taxes for year-to-date interim period losses when such losses exceed anticipated full year losses. The standard also adds guidance to reduce complexity in certain areas, including accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in goodwill tax basis, enacted tax law changes impact during interim periods, and allocation of taxes to members of a consolidated group which are not subject to tax. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$20,286	$—	$(10)	$—	$20,276
U.S. treasury	14,464	—	(77)	—	14,387
U.S. agency and government sponsored securities	11,553	1	(19)	—	11,535
U.S. states and municipalities	39,436	39	(89)	—	39,386
Corporate bonds	110,354	49	(491)	—	109,912
Total	$196,093	$89	$(686)	$—	$195,496

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$4,242	$4	$—	$—	$4,246
U.S. agency securities and government sponsored securities	7,846	11	—	—	7,857
U.S. states and municipalities	47,934	162	(1)	—	48,095
Corporate bonds	134,298	669	(3)	—	134,964
Total	$194,320	$846	$(4)	$—	$195,162
As of December 31, 2021, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by $0.7 million. The Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. During the year ended December 31, 2021, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss. Prior to the adoption of ASU 2016-13, the Company recognized losses, if any, in consolidated net income when the security was sold.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$16,977	$(10)	$—	$—	$16,977	$(10)
U.S. treasury	14,387	(77)	—	—	14,387	(77)
U.S. agency securities and government sponsored securities	6,985	(19)	—	—	6,985	(19)
U.S. states and municipalities	21,924	(89)	—	—	21,924	(89)
Corporate bonds	85,513	(491)	—	—	85,513	(491)
Total	$145,786	$(686)	$—	$—	$145,786	$(686)

	December 31, 2020
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. states and municipalities	$1,408	$(1)	$—	$—	$1,408	$(1)
Corporate bonds	12,552	(3)	—	—	12,552	(3)
Total	$13,960	$(4)	$—	$—	$13,960	$(4)

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The contractual maturities of the Company’s marketable investments as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
Marketable Investments	Amortized Cost	Fair Value
Due in one year	$75,595	$75,634
Due in one to five years	120,498	119,862
Total	$196,093	$195,496
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
The Company did not hold any Level 3 marketable investments as of December 31, 2021 or December 31, 2020. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and 2020.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$10,509	$—	$—	$10,509
Marketable investments:
Commercial paper	—	20,276	—	20,276
U.S. treasury	14,387	—	—	14,387
U.S. agency and government sponsored securities	—	11,535	—	11,535
U.S. states and municipalities	—	39,386	—	39,386
Corporate bonds	—	109,912	—	109,912
Total	$24,896	$181,109	$—	$206,005

	As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$—	$—	$—
Money market funds	33,054	—	—	33,054
Marketable investments:
Commercial paper	—	4,246	—	4,246
U.S. treasury	—	—	—	—
U.S. agency and government sponsored securities	—	7,857	—	7,857
U.S. states and municipalities	—	48,095	—	48,095
Corporate bonds	—	134,964	—	134,964
Total	$33,054	$195,162	$—	$228,216
Contingent Consideration Obligations
As of December 31, 2021 and December 31, 2020, there were no contingent consideration liabilities classified as Level 3. As of December 31, 2019, the Company’s contingent consideration liability balance of $1.2 million related to milestone payments due in connection with the 2017 acquisition of Crossmed S.p.a. (“Crossmed”) which was based on actual revenue performance for the year ended December 31, 2019 and not based on unobservable inputs. The Company made this payment during the year ended December 31, 2020. For more information related to the payment of the contingent consideration liabilities refer to Note “5. Business Combinations.”
The following table summarizes the changes in fair value of the contingent consideration obligation for the years ended December 31, 2020 and December 31, 2019 (in thousands):

Fair Value of Contingent Consideration
Balance at December 31, 2019	$1,206
Payments of contingent consideration liabilities	(1,186)
Changes in fair value	—
Foreign currency remeasurement	(20)
Balance at December 31, 2020	$—

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Fair Value of Contingent Consideration
Balance at December 31, 2018	$2,571
Payments of contingent consideration liabilities	(1,296)
Changes in fair value	(35)
Foreign currency remeasurement	(34)
Balance at December 31, 2019	$1,206

4. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for doubtful accounts comprised of the following (in thousands):

	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions(1)	Recoveries	Balance At End Of Year
For the year ended:
December 31, 2019	$2,782	$656	$(492)	—	$2,946

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
The Company’s allowance for credit losses related to accounts receivable balances was comprised of the following (in thousands):

	Balance At Beginning Of Year	Write-offs	Provision for Credit loss (1)	Recoveries	Balance At End Of Year
For the year ended:
December 31, 2020	2,946	(2,361)	$1,613	—	2,198
December 31, 2021	2,198	—	$—	(106)	2,092

(1) On January 1, 2020, the Company recorded a $1.3 million adjustment to opening retained earnings upon the adoption of ASU 2016-13.
 Inventories
The components of inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$68,374	$45,341
Work in process	18,678	22,099
Finished goods	176,452	152,087
Inventories	$263,504	$219,527
In the fourth quarter of 2020, the Company reclassified $17.7 million of REAL System products and components from Property and equipment, net to Inventories as a result of changes in its go to market strategy. The Company classified cash flows associated with its REAL System prior to its change in its go to market strategy during the fourth quarter of 2020 as investing activities, which is consistent with the Company's intent when the cash flows occurred. As of December 31, 2021, the Company’s Inventories balance includes $43.4 million of inventory related to the REAL System.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$30,429	$26,300
Furniture and fixtures	14,360	10,000
Leasehold improvements	23,934	20,945
Software	7,989	8,623
Computers	9,457	7,298
Construction in progress	11,101	4,946
Total property and equipment	97,270	78,112
Less: Accumulated depreciation and amortization	(38,414)	(29,943)
Property and equipment, net	$58,856	$48,169
Depreciation and amortization expense, excluding intangible assets and software, was $9.3 million, $8.0 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Software amortization expense was $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had accumulated software amortization of $4.9 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively.
Accrued Liabilities
The following table shows the components of accrued liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Payroll and employee-related expenses	$60,015	$50,083
Accrued expenses	12,245	9,246
Sales return reserve	1,780	9,812
Other acquisition-related costs(1)	—	3,000
Other accrued liabilities	25,756	13,654
Total accrued liabilities	$99,796	$85,795

(1) Amount consists primarily of a contingent liability related to an anti-dilution provision from the asset acquisition of MVI Health Inc. (“MVI”) in 2018. Refer to “Note 5. Business Combinations” for more information about the effective settlement of this liability.
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Balance at the beginning of the year	$2,896	$2,318	$1,875
Accruals of warranties issued	2,973	1,589	1,065
Settlements of warranty claims	(1,559)	(1,011)	(622)
Balance at the end of the year	$4,310	$2,896	$2,318

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Business Combinations
Acquisition of Sixense Enterprises Inc.
Transaction Overview
On October 1, 2021 (the “Closing Date”), the Company closed the acquisition of Sixense Enterprises Inc. (“Sixense”) pursuant to the Agreement and Plan of Merger, dated September 17, 2021 (the “Merger Agreement”), among the Company, Sixense, Seychelles Merger Corporation, a wholly owned subsidiary of the Company, and a stockholders’ agent (the “Merger”). Sixense, a privately held company, specializes in enterprise use of virtual reality hardware and software and has been an integral partner on the development of the Company’s REAL Immersive System portfolio. The Merger allows the Company to streamline its efforts and collaborate more closely on its Immersive healthcare offerings.
The Company and Sixense formed a joint venture, MVI Health Inc. (“MVI”), in 2017 for the purpose of exploring healthcare applications of virtual reality technology. At the time of MVI’s formation, the Company contributed cash and in-kind services to MVI and Sixense contributed an exclusive license to use its technology for healthcare applications, each for a 50% equity interest in MVI. In 2018, the Company acquired 40% of the outstanding shares of MVI from Sixense and consolidated the financial results of MVI into the accompanying consolidated financial statements, with the amounts attributable to the non-controlling interest classified separately. As of the Closing Date, the Company and Sixense owned a 90% and 10% equity interest in MVI, respectively.
As a result of the Merger, Sixense became a wholly owned subsidiary of the Company and the Company acquired, among other things, the remaining 10% equity interest in MVI held by Sixense.
The Company accounted for the acquired assets and liabilities assumed from Sixense in accordance with ASC 805 and for its changes in ownership interest in MVI as an equity transaction in accordance with ASC 810. The carrying amount of the noncontrolling interest was adjusted to zero, and the difference between the acquisition date fair value of the equity interest acquired of $4.2 million and its carrying amount of $(6.2) million was recognized within additional paid in capital.
Fair Value of Consideration Transferred
The following table summarizes the Closing Date fair value of the consideration transferred (in thousands):

Fair value of common stock issued (1)	$174,133
Fair value of replacement stock options(2)	80,693
Consideration for settlement of pre-existing liabilities due to Sixense(3)	(3,810)
Total purchase price	$251,016

(1) The fair value of the 661,877 shares of common stock issued as part of consideration transferred was determined based on the acquisition date closing market price of the Company’s common stock of $263.09.
(2) Per ASC 805, the replacement of stock options or other share-based payment awards in conjunction with a business combination represents a modification of share-based payment awards that must be accounted for in accordance with ASC 718. As a result of the Company’s obligation to issue replacement awards, a portion of the fair-value-based measure of replacement awards is included in measuring the purchase consideration transferred in the business combination. To determine the portion of the replacement awards that is part of the purchase consideration, the Company measured the fair value of both the replacement awards and the historical awards as of the Closing Date, in accordance with ASC 718. The fair value of the replacement awards, whether vested or unvested, was included in the purchase consideration to the extent that pre-acquisition services had been rendered. The fair value of replacement stock options assumed for which pre-acquisition services were rendered of $80.7 million was allocated to the purchase consideration and $25.8 million was recognized immediately in the post-combination financial statements as pre-acquisition services were not rendered but the vesting of all stock options was accelerated in connection with the Merger. Refer to Note “11. Stockholders’ Equity” for more information.
(3) In the connection with the Merger, the Company effectively settled pre-existing liabilities due to or on behalf of Sixense.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Fair Value of Consideration Transferred
The preliminary allocation of the purchase price was based upon a third party valuation and the Company’s estimates and assumptions are subject to change within the measurement period (generally one year from the Closing Date).
The following table presents the preliminary allocation of the purchase price for Sixense (in thousands):

	Acquisition-Date Fair Value	Estimated Useful Life of Finite-Lived Intangible Assets
Tangible assets acquired and (liabilities) assumed:
Cash and cash equivalents	$2,919
Prepaid expenses and other current and non-current assets	2,063
Deferred tax assets	20,678
Deferred tax liabilities	(19,398)
Accrued liabilities and other current liabilities	(1,341)
Intangible assets acquired:
Developed technology	62,466	8.75 years
In-process research and development	20,823
Net assets acquired	88,210
Fair value of subsidiary stock indirectly acquired through the Merger	4,161
Total net assets acquired	92,371
Goodwill	158,645
Total purchase price	$251,016
The intangible assets acquired and the fair value of the privately-held subsidiary stock indirectly acquired are Level 3 fair value measurements for which fair value is derived from valuations using inputs that are unobservable and significant to the overall fair value measurement.
The value of the intangible assets was determined based on the replacement cost method, assuming the highest and best use by a market participant which was determined to be a company outside of the healthcare industry due to the intangibles acquired relating to non-healthcare applications. This is due to Sixense having previously licensed the healthcare rights prior to the acquisition to MVI. Since there were no standalone forecasts available due to the early stage of the non-healthcare business, the Company determined the cost approach provides the most reasonable approach to determine fair value of the intangible assets. The fair value of the intangible assets acquired was based on the following significant inputs: (i) total cost and time to reconstruct a substitute asset of comparable utility adjusted for any obsolescence; (ii) a developer’s expected profit margin; and (iii) the opportunity cost lost over the period to reconstruct the substitute asset.
The acquired in-process research and development (“IPR&D”) intangible asset is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. If the research and development effort associated with the IPR&D is successfully completed and commercial feasibility is reached, then the IPR&D intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. At the time of acquisition, we expect the acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved.
The definite lived developed technology intangible assets are amortized on a straight-line basis over their assigned estimated useful lives. The acquired intangible assets will not be amortized for tax purposes. As a result, a $19.4 million deferred tax liability was recorded as of December 31, 2021.
The goodwill arising from the Sixense acquisition is primarily attributed to the assembled workforce and expected synergies from future growth, which does not qualify for separate recognition as an identifiable intangible asset. Goodwill will not be deductible for tax purposes.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The fair value of the noncontrolling interest of $4.2 million was valued using the income approach and an option pricing model. The fair value of the noncontrolling interest was based on the following significant inputs: (i) the amount and timing of projected future cash flows; (ii) the discount rate used to discount those cash flows to present value; and (iii) the discount for lack of marketability.
Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period, which may be up to one year from the acquisition date. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statement of operations.
The amount of Sixense’s net revenue and net loss included in the Company’s consolidated statements of operations was not material for the year ended December 31, 2021.
The following table presents certain unaudited pro forma information, for illustrative purposes only, for the years ended December 31, 2021 and 2020, as if Sixense had been acquired on January 1, 2020 (“Pro Forma Closing Date”). The unaudited estimated pro forma information combines the historical results of Sixense with the Company’s consolidated historical results and includes the following pro forma adjustments for the respective periods, net of tax effects: (i) the elimination of pre-acquisition transactions between Sixense and the Company; (ii) the reclassification of MVI’s losses historically presented in “Net loss attributable to non-controlling interest” to “Net loss attributable to Penumbra, Inc.,” (iii) adjustments to reflect the immediately recognized stock-based compensation expense related to the fair value of fully vested replacement stock options outstanding but for which services had not been rendered as of the Pro Forma Closing Date; and (iv) intangible asset amortization. Additionally, transaction costs incurred are assumed to have occurred on the Pro Forma Closing Date.
The pro forma information may not be indicative of what would have occurred had the acquisition taken place on January 1, 2020, and may not be indicative of the Company’s future consolidated results. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect the impact of synergies or business integration costs. The unaudited pro forma information is presented below (unaudited, in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(unaudited, in thousands)
Pro forma revenues	$747,840	$560,779
Proforma net income (loss) attributable to Penumbra, Inc.	$17,552	$(30,188)
Proforma net loss attributable to non-controlling interest	$—	$—
Payments Related to the 2017 Crossmed Acquisition
On July 3, 2017, the Company completed the acquisition of Crossmed, a joint stock company organized under the laws of Italy, engaged in the business of distributing medical supplies and equipment in Italy, San Marino, Vatican City and Switzerland. In connection with the acquisition of Crossmed, the Company was obligated to pay additional consideration in the form of milestone payments based on Crossmed’s net revenue and incremental net revenue for each of the years ended December 31, 2017, 2018, and 2019. There was no limit on the milestone payments that could be paid out.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
6. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of December 31, 2021 and 2020 (in thousands, except weighted-average amortization period):

As of December 31, 2021	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$62,466	$(1,784)	$60,682
Customer relationships	15.0 years	6,762	(2,029)	4,733
Trade secrets and processes	20.0 years	5,256	(1,051)	4,205
Other	5.0 years	1,744	(1,569)	175
Total intangible assets subject to amortization	9.8 years	$76,228	$(6,433)	$69,795
Indefinite-lived intangible assets:
In-process research and development		$20,823	$—	$20,823
Total intangible assets		$97,051	$(6,433)	$90,618

As of December 31, 2020	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.0 years	$7,311	$(1,706)	$5,605
Trade secrets and processes	20.0 years	5,256	(788)	4,468
Other	5.0 years	1,885	(1,319)	566
Total intangible assets subject to amortization	16.6 years	$14,452	$(3,813)	$10,639
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
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$263	$263	$263
Sales, general and administrative	2,618	804	789
Total	$2,881	$1,067	$1,052
As of December 31, 2021, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2022	$8,027
2023	7,853
2024	7,853
2025	7,853
2026	7,853
Thereafter	30,356
Total amortization	$69,795
Licensed technology
During 2017, the Company entered into an exclusive technology license agreement (the “License Agreement”) that required the Company to pay an upfront payment to the licensor of $2.5 million and future revenue milestone-based payments

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. During the fourth quarter of 2019, the Company completed an annual impairment analysis of the indefinite-lived intangible asset and determined that there was no impairment. The Company determined that an impairment existed in the second quarter of 2020 as a result of a triggering event in July that provided additional information about a condition that existed as of the June 30, 2020 balance sheet date. As a result, in the second quarter of 2020, the Company wrote-off the full carrying value of the indefinite-lived intangible asset and its related contingent liability, and recognized an impairment loss of $2.5 million in research and development expense in the consolidated statement of operations.
7. Goodwill
The following table presents the changes in goodwill during the year ended December 31, 2021 (in thousands):

Total Company
Balance as of December 31, 2020	$8,372
Acquisition of Sixense	158,645
Foreign currency translation adjustments	(629)
Balance as of December 31, 2021	$166,388
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the fourth quarter of 2021 and 2020, the Company reviewed goodwill for impairment and no impairment was identified.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of December 31, 2020, the Company was not in compliance with the minimum fixed charge coverage ratio requirement. During the three months ended March 31, 2021, the Company entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and had substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2021 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. As of December 31, 2021, the Company was in compliance with these requirements. As of December 31, 2021, there were no borrowings outstanding under the Credit Agreement. In the first quarter of 2022, the Company entered into a further amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from February 21, 2022 to February 17, 2023 and has substantially the same terms and conditions as the prior credit agreement with certain changes to the reference benchmark interest rates, applicable margins and borrowing mechanics under the Credit Agreement, having the overall effect of lowering the interest rates payable by the Company on amounts borrowed under the Credit Agreement, and a reduction of the commitment fee payable on the average daily unused amount under the Credit Agreement to 0.25% per annum. Refer to Part II, Item 9B “Other Information” in this Annual Report on Form 10-K for more information.
9. Leases
Lease Overview
As of December 31, 2021 and December 31, 2020, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space under non-cancelable operating and finance leases that expire at various dates through 2036, subject to the Company’s option to renew certain leases for an additional five to fifteen years. The Company also leases other equipment and vehicles primarily under non-cancelable operating leases that expire at various dates through 2026.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the year ended December 31, 2021 (in thousands, except years and percentages):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease Cost
Operating lease cost	$11,646	$7,602
Finance lease cost:
Amortization of right-of-use assets	3,082	2,787
Interest on lease liabilities	1,495	1,517
Variable lease cost(1)	6,699	5,139
Total lease costs	$22,922	$17,045

Weighted Average Remaining Lease Term
Operating leases	13.1 years	9.1 years
Finance leases	12.2 years	13.5 years
Weighted Average Discount Rate
Operating leases	4.92%	6.16%
Finance leases	5.30%	5.36%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company elected not to separate non-lease components from lease components upon adoption of ASC 842.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
In the second quarter of 2021, the fifteen year term 1310 Harbor Bay Lease commenced once the building was made ready and available for its intended use. The Company determined that the 1310 Harbor Bay lease is a non-cancelable operating lease which will expire in 2036.
During the third quarter of 2021, we signed a lease for approximately thirteen years for additional space located at 620 Roseville Parkway, Roseville, California (the “620 Roseville Parkway Lease”) which has not yet commenced as of December 31, 2021. Per the terms of the lease, improvements will be constructed and permanently affixed to the property in phases, the first phase of which is anticipated to be completed by the end of 2022.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of December 31, 2021 (in thousands):

	Operating Lease Payments(1)	Finance Lease Payments
Year Ending December 31:
2022	$15,190	$3,149
2023	14,933	3,198
2024	14,578	3,231
2025	14,334	3,160
2026	14,405	2,791
Thereafter	126,993	23,515
Total undiscounted lease payments	200,433	39,044
Less imputed interest	(55,121)	(10,808)
Present value of lease liabilities	$145,312	$28,236

(1) The table above excludes the estimated future minimum lease payment for the 620 Roseville Parkway Lease due to uncertainty around when the 620 Roseville Parkway Lease will commence and payments will be due. The total estimated lease payments over the thirteen year lease term is approximately $20.6 million.
Supplemental cash flow information related to leases during the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,690	$7,561
Financing cash flows from finance leases	$1,451	$3,418

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$101,510	$1,515
Finance leases	$1,346	$1,632

10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2021, the Company had non-cancelable purchase obligations of $6.4 million, which primarily consisted of contracts with suppliers to purchase raw materials to be used to manufacture products, of which $2.6 million were due within one year.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of December 31, 2018, the license agreement requires minimum annual royalty payments of $0.1 million in equal quarterly installments. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both December 31, 2021 and December 31, 2019, the amended license agreement required minimum annual royalty payments

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
of $0.3 million payable in equal quarterly installments. On each January 1, the quarterly calendar year minimum royalty shall be adjusted to equal the prior year’s minimum royalty adjusted by a percentage equal to the percentage change in the “consumer price index for all urban consumers” for the prior calendar year as reported by the U.S. Department of Labor. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of sales for the years ended December 31, 2021, 2020 and 2019 was $2.3 million, $2.5 million and $3.8 million, respectively.
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
On January 15, 2021, a putative securities class action complaint was filed against the Company and its CEO, Adam Elsesser, and Executive Vice President, Global Marketing and Public Relations, Gita Barry, on behalf of a single shareholder in the U.S. District Court for the Northern District of California, asserting claims under Sections 10(b) and 20(a) of the Securities

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought unspecified damages on behalf of a purported class that would comprise all individuals who purchased or otherwise acquired the Company's common stock between August 3, 2020 and December 15, 2020. The complaint alleged securities law violations based on allegedly misleading statements and/or omissions made in connection with the Company’s JET 7 Xtra Flex product. On March 16, 2021, the plaintiff voluntarily dismissed the complaint without prejudice.
The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
11. Stockholders’ Equity
Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 of authorized preferred stock issuable. There is no preferred stock outstanding as of December 31, 2021 and 2020.
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
Issuance of Common Stock in Connection with the Acquisition of Sixense
As consideration for the acquisition of Sixense, the Company issued 661,877 shares of its common stock as partial consideration. Additionally, on October 1, 2021, the Company converted all stock options held by Sixense service providers that would continue as service providers after the Merger into fully vested options to purchase an aggregate amount of 447,017 shares of the Company’s common stock. Please see Note “5. Business Combinations” for more information.
Stock-Based Benefit Plans
2005 Stock Plan
The Company adopted the Penumbra, Inc. 2005 Stock Plan (the “2005 Plan”) in January 2005. The 2005 Plan was subsequently amended and restated in 2006, 2007, 2008 and 2010. Under the 2005 Plan, the board of directors could grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and/or stock awards to eligible persons, including employees, non-employees, directors, consultants and other independent advisors who provide services to the Company. Stock purchase rights could also be granted under the 2005 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs and stock purchase rights could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Options granted under the 2005 Plan permitted an optionee to exercise options immediately upon grant irrespective of the vesting term. Options generally vest annually at a rate of 1/4 after the first year and 1/48 per month thereafter. The term of the options is no longer than five years for ISOs, for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than 10 years for all other options. On September 17, 2015, the Penumbra, Inc. 2014 Equity Incentive Plan (as amended

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
and restated, the “2014 Plan”) replaced the 2005 Plan and no further equity awards may be granted under the 2005 Plan. The remaining 564 shares of common stock available for issuance from the 2005 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2021, 16,531 shares of common stock were reserved for issuance under the 2005 Plan.
2011 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011. Under the 2011 Plan, the board of directors could grant ISOs, NSOs, restricted stock, and/or RSUs to eligible persons, including employees, directors and consultants who provide services to the Company. Stock Appreciation Rights (“SAR”) could also be granted under the 2011 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs, SARs, restricted stock and RSUs could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Stock options granted under the 2011 Plan generally have a contractual life of ten years, and generally vest over a period of four years. On September 17, 2015, the 2014 Plan replaced the 2011 Plan and no further equity awards may be granted under the 2011 Plan. The remaining 89,559 shares of common stock available for issuance under the 2011 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2021, 72,500 shares of common stock were reserved for issuance under the 2011 Plan.
Amended and Restated 2014 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2014 Equity Incentive Plan in May 2014. The plan was amended and restated as of September 17, 2015 (as amended and restated, the “2014 Plan”). The 2014 Plan replaced the 2011 Plan and the 2005 Plan and no further equity awards may be granted under the 2011 Plan or the 2005 Plan. As of December 31, 2021, 7,714,353 shares of common stock were reserved for issuance and 6,161,965 shares of common stock were available for grant under the 2014 Plan.
Employee Stock Purchase Plan
The Penumbra, Inc. Employee Stock Purchase Plan (the “ESPP”), became effective on September 17, 2015. The ESPP initially reserved 600,000 shares of common stock for purchase under the ESPP, with the number of shares reserved for purchase increasing each year pursuant to an “evergreen” provision set forth in the ESPP. As of December 31, 2021, 953,315 shares of common stock were reserved and available for issuance under the plan. All qualifying employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Each offering to the Company’s employees to purchase stock under the ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods except that the first offering period under the ESPP began on September 17, 2015 and ended on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period during the offering period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the ESPP administrator may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period (corresponding to an offering period), under the ESPP in any calendar year.
Early Exercises
The 2005 Plan and 2011 Plan allowed the board of directors to grant stock options that provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. As of December 31, 2021 and 2020, there were no such early exercised unvested shares.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Stock-Based Benefit Plan Activity and Stock-Based Compensation
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the “Plans”) is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	1,020,978	$23.38
Grants	447,017	$25.71
Exercised	(326,031)	$13.82
Canceled/Forfeited	(150)	$19.07
Balance at December 31, 2021	1,141,814	$27.02
Vested and expected to vest—December 31, 2021	1,141,659	$27.01	4.12	$297,190
Exercisable—December 31, 2021	1,137,864	$26.57	4.11	$296,701
The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $81.1 million, $70.1 million and $46.1 million, respectively. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at the exercise date and the exercise price of the stock option.
The weighted average grant date fair value of stock options for the year ended December 31, 2021 and 2019 was $263.09 and $69.73 per share, respectively. The Company did not grant stock options during the year ended December 31, 2020.
Restricted Stock and Restricted Stock Units
The activity of unvested restricted stock and restricted stock units (“RSU”) under the Plans is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	369,629	$163.03
Granted	231,684	258.62
Released/Vested - Restricted Stock/RSUs	(171,824)	175.29
Canceled/Forfeited	(20,007)	194.90
Unvested at December 31, 2021	409,482	$210.41
The fair value of the restricted stock and RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $44.5 million, $32.1 million and $42.7 million, respectively. As of December 31, 2021, 390,058 RSUs are expected to vest.
Employee Stock Purchase Plan
Under the ESPP, employees purchased 64,852 shares, 77,528 shares, and 81,644 shares for $13.7 million, $11.3 million, and $9.0 million during the years ended December 31, 2021, 2020, and 2019, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of stock options and ESPP rights:

	Stock Options		ESPP Rights
	Year Ended December 31,		Year Ended December 31,
	2021	2019	2021	2020	2019
Expected term (in years)	2.85	6.89	0.50	0.50	0.50
Expected volatility	42%	40%	43%	48%	45%
Risk-free interest rate	0.38%	1.82%	0.10%	0.70%	2.30%
Expected dividend yield	—%	—%	0%	0%	0%
The Company did not grant stock options during the year ended December 31, 2020. All stock options granted by the Company during the year ended December 31, 2021, were granted as replacement stock options in connection with the Merger. Refer to Note “5. Business Combinations” for more information.
Weighted Average Expected Term. The Company’s expected term for stock options and ESPP rights is based on historical data.
Volatility. In 2021, 2020 and 2019, volatility assumptions used in the valuation of options and ESPP rights were calculated based on the historical volatility of the Company’s stock.
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
The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021(1)	2020	2019
Cost of sales	$2,898	$2,304	$1,396
Research and development	30,037	3,686	2,835
Sales, general and administrative	32,828	19,551	17,254
	$65,763	$25,541	$21,485

(1) The Company recorded a $25.8 million charge to stock-based compensation related to the acceleration of vesting of all replacement stock options in connection with the Merger. Refer to Note “5. Business Combinations” for more information.
As of December 31, 2021, total unrecognized compensation cost was $71.9 million related to unvested stock-based compensation arrangements which is expected to be recognized over a weighted average period of 3.1 years.
The total stock-based compensation cost capitalized in inventory was $1.8 million, $1.2 million and $0.8 million as of December 31, 2021, 2020 and 2019, respectively.

12. Accumulated Other Comprehensive Income
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive income (loss).
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect our consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the year	$647	$1,894	$2,541	$238	$(2,562)	$(2,324)
Other comprehensive income (loss) before reclassifications:
Unrealized losses (gains) — marketable investments	(1,437)	—	(1,437)	530	—	530
Foreign currency translation losses	—	(3,930)	(3,930)	—	4,458	4,458
Income tax effect — expense	195	1	196	(121)	(2)	(123)
Net of tax	(1,242)	(3,929)	(5,171)	409	4,456	4,865
Amounts reclassified from accumulated other comprehensive loss to consolidated net income:
Realized (gain) loss — marketable investments	—	—	—	—	—	—
Income tax effect — (expense) benefit	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	(1,242)	(3,929)	(5,171)	409	4,456	4,865
Balance, end of the year	$(595)	$(2,035)	$(2,630)	$647	$1,894	$2,541
13. Employee Benefit Plan
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (“IRC”) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by the IRC. The Company makes 401(k) matching contributions of eligible compensation under the plan, subject to a maximum dollar threshold. Contribution expense was $5.6 million, $4.5 million, and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Income (loss) before income taxes and equity in losses of unconsolidated investee for the years ended December 31, 2021, 2020 and 2019 is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(15,155)	$(40,278)	$46,859
Foreign	4,653	2,260	3,276
Total (loss) income before income taxes	$(10,502)	$(38,018)	$50,135
Income tax (benefit) or provision in 2021, 2020 and 2019 is comprised of federal, state, and foreign taxes.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of the (benefit from) provision for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$44	$(302)	$(738)
State	439	357	34
Foreign	1,345	907	2,458
Total current	$1,828	$962	$1,754
Deferred:
Federal	(13,698)	(18,129)	1,556
State	(1,131)	(1,488)	295
Foreign	(124)	(106)	(474)
Total deferred	$(14,953)	$(19,723)	$1,377
(Benefit from) provision for income taxes	$(13,125)	$(18,761)	$3,131
The Company’s actual (benefit from) or provision for tax differed from the amounts computed by applying the Company’s U.S. federal statutory income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2021	2020(1)	2019(1)
Income tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	7.6	3.2	0.4
Rate differential on foreign operations	(2.7)	(0.3)	1.5
Foreign taxes	1.3	(1.0)	0.7
Mutual agreement procedure adjustment	2.1	—	—
Prepaid tax ASC 810-10	(0.3)	0.8	(0.8)
Stock-based compensation	86.1	26.8	(20.8)
Global intangible low-taxed income (“GILTI”)	(6.5)	—	0.8
Non-deductible parking expenses	(1.5)	(0.4)	—
Permanent differences	(1.2)	(1.5)	2.6
Other	0.9	0.7	0.8
Change in valuation allowance	18.2	—	—
Effective tax rate	125.0%	49.3%	6.2%

(1) The 2019 and 2020 effective tax rate reconciliations have been updated to conform to the 2021 presentation.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$55,461	$36,236
Tax credits	31,969	22,955
Accruals and reserves	9,521	11,550
Stock-based compensation	21,886	4,558
Translation adjustment	173	154
UNICAP adjustments	8,715	9,923
ASC 842 Lease Liabilities	41,919	18,773
Other	1,688	430
Gross deferred tax assets	171,332	104,579
Valuation allowance	(37,110)	(28,768)
Total deferred tax assets	134,222	75,811
Deferred tax liabilities:
Depreciation and amortization	(28,159)	(7,622)
Unrealized Gains	—	(195)
ASC 842 Lease ROU Assets	(40,645)	(19,251)
Other	(1,171)	(255)
Total deferred tax liabilities	(69,975)	(27,323)
Net deferred tax assets	$64,247	$48,488
As of December 31, 2021, the Company had approximately $226.3 million and $127.2 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal net operating loss has an indefinite carryforward period but is limited to offset 80% of taxable income in the year utilized, except for $72.7 million that will begin to expire in 2036. The state net operating loss carryforwards have various carryover periods and will begin to expire as early as 2023. As of December 31, 2021, the Company had federal research credits of $20.1 million and California state tax credits of $19.7 million. The federal research credits are generally carried forward for 20 years. California state tax credits may be carried forward indefinitely.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the U.S. and therefore deferred taxes attributable to such are not provided for in the Company’s financial statements as of December 31, 2021. During the year ended December 31, 2021, the Company repatriated $7.3 million from its German subsidiary, which did not result in any material U.S. or foreign tax consequences.
The Company generated significant domestic DTAs in recent years, primarily due to the excess tax benefits from stock option exercises and vesting of restricted stock. The Company assessed its ability to realize the benefits of its domestic DTAs by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitations on net operating loss (“NOL”) utilization against taxable income. Despite the operational loss in the year ended December 31, 2021, the Company determined that it would be in a three-year cumulative adjusted taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation. The Company also measured its current DTA balances against estimates of future income based on objectively verifiable operating results from the Company’s recent history.
The Company considered its projections of future taxable income in conjunction with relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOLs generated in years beginning on or after January 1, 2018. After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded that sufficient future taxable income will be generated to realize the benefits of its federal DTAs prior to expiration other than its federal research and development tax credit DTAs. The tax attribute ordering rules provide that net operating losses must be used to offset taxable income prior to the utilization of tax credits. Accordingly, the Company could not assert, at the required more-likely-than-not level of certainty, that it will be able to realize the benefit of its federal research

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
and development tax credit DTAs, with a limited 20-year carryforward period, prior to expiration. As a result, as of December 31, 2021, the Company maintained a full valuation allowance against its federal research and development tax credit DTAs.
For years ended December 31, 2021, 2020 and 2019, a full valuation allowance remains against the Company’s California DTA balances.
As of December 31, 2021, the Company’s DTA balance included $3.1 million of tax attributes gained upon acquisition of a majority interest ownership in MVI. Due to the recent liquidation of MVI in the quarter ended December 31, 2021, the acquired DTAs are no longer subject to Separate Return Limitation Year (“SRLY”) rules which limits pre-acquisition tax attributes utilization to only offset against MVI taxable income. As a result, the Company released the valuation allowance against the MVI federal NOL DTAs and recorded a tax benefit of $1.9 million in the year ended December 31, 2021. The MVI pre-acquisition federal R&D credit DTAs and California DTAs are continued to be fully valued because the Company cannot conclude, at the required more-likely-than-not level of certainty, that it will generate sufficient taxable income to realize the benefit of those tax attributes prior to expiration.
The change in the Company’s deferred tax valuation allowance against net DTAs from January 1, 2019 to December 31, 2021, is as follows (in thousands):

	Beginning Balance	Additions Charged To Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Ending Balance
For the year ended:
December 31, 2019	$17,284	$4,395	$(121)	$21,558
December 31, 2020	21,558	7,322	(112)	28,768
December 31, 2021	28,768	10,386	(2,044)	37,110

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
IRC Sections 382 and 383 limit the use of net operating losses and business credits if there is a change in ownership. In 2009, the Company determined there were changes in ownership in 2004 and 2008, which did not cause any impairment of tax attributes. In 2021, the net operating losses and credits gained from the Sixense Acquisition would be subject to IRC Section 382 and 383 limitations. The Company does not believe such limitations would cause any impairment of those tax attributes. Their full tax benefit is anticipated to be realized in future years.
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2019 to December 31, 2021, is as follows (in thousands):

	December 31,
	2021	2020	2019
Beginning Balance	$8,625	$6,075	$5,174
Gross increase for tax positions of current year	1,935	2,389	1,191
Gross increase for tax positions of prior years	216	304	386
Gross decrease for tax positions of prior years	(1,411)	(143)	(565)
Settlement with taxing authority	(339)	—	—
Lapse of statute of limitations	—	—	(111)
Ending Balance	$9,026	$8,625	$6,075

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, 2020 and 2019, the Company had approximately $0.2 million, $0.3 million, and $0.2 million, respectively, of accrued interest and penalties attributable to uncertain tax positions. Included in the $9.0 million balance of unrecognized tax benefits as of December 31, 2021 is $0.9 million of tax benefit that, if recognized, would affect the effective tax rate.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryovers, the tax years ending December 31, 2004 through December 31, 2021 remain subject to examination by federal and state tax authorities. In Australia and Canada, tax years ending December 31, 2009 through December 31, 2021 generally remain subject to examination by tax authorities. In Germany, tax years ending December 31, 2017 through December 31, 2021 remain subject to examination by tax authorities. In the year ended December 31, 2021, the German tax authority completed its income tax audit for tax years ended December 31, 2014, 2015 and 2016. The final assessment did not result in material adverse tax effects to the current year financial statements because an adequate tax provision was made in prior tax periods.
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net (loss) income attributable to Penumbra, Inc. is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income attributable to Penumbra, Inc.	$5,284	$(15,702)	$48,458

Denominator:
Weighted average shares used to compute net (loss) income attributable to common stockholders:
Basic	36,764,290	35,766,892	34,750,706
Potential dilutive stock-based options and awards, as calculated using treasury stock method	1,116,890	—	1,515,293
Diluted	37,881,180	35,766,892	36,265,999
Net (loss) income attributable to Penumbra, Inc. per share from:
Basic	$0.14	$(0.44)	$1.39
Diluted	$0.14	$(0.44)	$1.34
For the year ended December 31, 2021, outstanding stock-based awards of 15.0 thousand shares were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive. For the years ended December 31, 2020 and 2019, outstanding stock-based awards of 2.0 million and 100 thousand shares, respectively, were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
16. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers.
The Company’s revenues, disaggregated by geography, based on the destination to which the Company ships its products, for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$527,789	$400,270	$355,222
Other International	219,801	160,142	192,183
Total	$747,590	$560,412	$547,405
The Company’s revenues disaggregated by product category, for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Vascular	$408,878	$267,783	$215,720
Neuro	338,712	292,629	331,685
Total	$747,590	$560,412	$547,405
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement (the “China Distribution and Technology Licensing Agreement”) with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its Chinese partner, the Company agreed to license the technology for certain of its products to its Chinese partner to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and receive royalty payments on the downstream sales of the licensed products. During the years ended December 31, 2021 and 2020 the Company recognized $46.9 million and $12.7 million, respectively, under the China Distribution and Technology Licensing Agreement based on the relative standalone fair value of the performance obligations satisfied.
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
Payment terms - Our payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of December 31, 2021.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the year ended December 31, 2021, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract liabilities, net
The following information summarizes the Company’s contract assets and liabilities (in thousands):

	December 31,
	2021	2020
Contract liabilities, net	$5,671	$274
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
17. Selected Quarterly Financial Data (Unaudited)
The following tables provide the selected quarterly financial data for 2021 and 2020 (in thousands, except share and per share amounts):

	2021 Quarters Ended
Selected Statement of Operations Data:	March 31(1)	June 30	September 30	December 31
Revenue	$169,204	$184,258	$190,117	$204,011
Cost of revenue	57,867	65,572	70,205	78,564
Gross profit	111,337	118,686	119,912	125,447
Total operating expenses	97,874	108,374	111,131	165,504
Loss before (benefit from) for income taxes	12,467	10,203	7,782	(40,954)
Provision for (benefit from) income taxes	1,541	1,904	(249)	(16,321)
Consolidated net income (loss)	10,926	8,299	8,031	(24,633)
Net loss attributable to non-controlling interest	(910)	(932)	(819)	—
Net income (loss) attributable to Penumbra, Inc.	$11,836	$9,231	$8,850	$(24,633)
Net income (loss) attributable to Penumbra, Inc. per share:
Basic	$0.32	$0.25	$0.24	$(0.66)
Diluted	$0.32	$0.25	$0.24	$(0.66)
Weighted average shares used to compute net income (loss) per share:
Basic	36,455,712	36,523,011	36,617,961	37,451,145
Diluted	37,533,520	37,582,348	37,611,355	37,451,145

	2020 Quarters Ended
Selected Statement of Operations Data:	March 31(1)	June 30	September 30	December 31
Revenue	$137,329	$105,109	$151,076	$166,898
Cost of revenue	49,320	40,179	60,153	72,585
Gross profit	88,009	64,930	90,923	94,313
Total operating expenses	87,399	82,579	111,081	96,058
Income before provision for (benefit from) income taxes	(746)	(17,030)	(19,731)	(511)
(Benefit from) income taxes	(1,634)	(4,129)	(9,855)	(3,143)
Consolidated net income	888	(12,901)	(9,876)	2,632
Net loss attributable to non-controlling interest	(537)	(941)	(1,061)	(1,016)
Net income attributable to Penumbra, Inc.	$1,425	$(11,960)	$(8,815)	$3,648
Net income per share:
Basic	$0.04	$(0.34)	$(0.24)	$0.10
Diluted	$0.04	$(0.34)	$(0.24)	$0.10
Weighted average shares used to compute net income (loss) per share:
Basic	35,042,912	35,400,542	36,207,716	36,357,495
Diluted	36,362,726	35,400,542	36,207,716	37,453,842

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
As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this review, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
On October 1, 2021, the Company closed the acquisition of Sixense Enterprises Inc. (“Sixense”) as discussed in Note “5. Business Combinations” to our consolidated financial statements in Part II, Item 8 of this Form 10-K. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021, we have elected to exclude Sixense’s internal control over financial reporting from the scope of our assessment as permitted under current Securities and Exchange Commission rules and regulations. We have included the financial results of Sixense in our consolidated financial statements from the date of acquisition. As of December 31, 2021, the assets and revenues of Sixense included in our consolidated financial statements represented less than 1% of consolidated assets (excluding goodwill and intangible assets, which are included within the scope of the assessment) and less than 1% of consolidated revenues, respectively. We are currently in the process of integrating and assessing the internal controls over financial reporting of the acquired business with the rest of our Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 9A of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sixense Enterprises, Inc. (Sixense), which was acquired on October 1, 2021, and whose financial statements constitute less than 1% of consolidated assets (excluding goodwill and intangible assets, which are included within the scope of the assessment) and less than 1% of consolidated revenues as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Sixense.
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
/s/ Deloitte & Touche LLP

San Francisco, CA
February 22, 2022

ITEM 9B. OTHER INFORMATION.
On February 18, 2022, the Company and JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders (the “Lenders”), entered into Amendment No. 2 to the Credit Agreement, dated April 24, 2020, between the Company and the Lenders (as previously amended, the “Credit Agreement”; refer to Note “8. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K for more information). Pursuant to the amendment, (i) the maturity date of the Credit Agreement was extended from February 21, 2022 to February 17, 2023, (ii) certain changes were made to the reference benchmark interest rates, applicable margins and borrowing mechanics under the Credit Agreement, which have the overall effect of lowering the interest rates payable by the Company on amounts borrowed under the Credit Agreement; and (iii) the commitment fee payable on the average daily unused amount under the Credit Agreement was reduced to 0.25% per annum.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held in June 2022 (the “Proxy Statement”).
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.Financial Statements: The financial statements included in “Index to Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Form 10-K.
2.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
3.2	Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.4	September 29, 2015
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37557	4.2	February 23, 2021
10.1	Lease for facilities at 1351 Harbor Bay Parkway, Alameda, California, dated November 28, 2007 and amended on May 7, 2008 and June 23, 2011	S-1	333-206412	10.1	August 14, 2015
10.2Ψ*	Amendment to Lease for facilities at 1351 Harbor Bay Parkway, Alameda, California, dated June 3, 2014
10.3Ψ*	Amendment to Lease for facilities at 1351 Harbor Bay Parkway, Alameda, California, dated September 11, 2014
10.4	Lease for facilities at 1411 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.2	August 14, 2015
10.5	Lease for facilities at 1321 Harbor Bay Parkway, Alameda, California, dated September 11, 2014	S-1	333-206412	10.3	August 14, 2015
10.6	Lease for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated December 17, 2015	10-K	001-37557	10.4	March 8, 2016
10.7*	First Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated July 14, 2021
10.8*	Second Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated September 1, 2021
10.9#	Distribution Agreement between Penumbra, Inc. and Medico’s Hirata, dated August 2, 2009, as amended	S-1	333-206412	10.4	August 14, 2015
10.10†	Amended and Restated 2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.19	August 14, 2015
10.11†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Agreement	10-Q	001-37557	10.1	November 12, 2015
10.12†	Amended and Restated 2014 Equity Incentive Plan - Stock Option Agreement	10-Q	001-37557	10.2	November 12, 2015
10.13†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Unit Agreement	10-K	001-37557	10.9	March 8, 2016
10.14†	2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.5	August 14, 2015
10.15†	2011 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Grant Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.6	August 14, 2015
10.16†	2005 Stock Plan, and forms of Notice of Grant and Early Exercise Stock Option Agreement	S-1	333-206412	10.7	August 14, 2015
10.17†	Amended and Restated 2014 Equity Incentive Plan - Form of Restricted Stock Unit Agreement	10-K	001-37557	10.13	February 26, 2019
10.18†	Amended and Restated 2014 Equity Incentive Plan - Form of Performance-Based Restricted Stock Unit Agreement	10-K	001-37557	10.14	February 26, 2019

10.19*†	Amended and Restated 2014 Equity Incentive Plan – Form of Stock Option Agreement
10.20†	Form of Indemnification Agreement by and between Penumbra, Inc. and each of its directors and executive officers	S-1	333-206412	10.9	August 14, 2015
10.21†	Offer Letter with Adam Elsesser	S-1	333-206412	10.10	August 14, 2015
10.22†	Offer Letter with Arani Bose	S-1	333-206412	10.11	August 14, 2015
10.23†	Offer Letter with Johanna Roberts	10-K	001-37557	10.19	February 26, 2020
10.24†	Offer Letter with Lynn Rothman	S-1	333-206412	10.15	August 14, 2015
10.25†	Offer Letter with Maggie Yuen	10-K	001-37557	10.22	February 26, 2020
10.26†	Form of Employee Nondisclosure and Assignment Agreement	S-1	333-206412	10.17	August 14, 2015
10.27†	Employee Stock Purchase Plan	S-1/A	333-206412	10.18	August 31, 2015
10.28	Amended and Restated Lease for facilities at 630 Roseville Parkway, Roseville, California, dated January 29, 2019 and amended on July 31, 2019	10-K	001-37557	10.25	February 26, 2020
10.29	Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated September 3, 2019	10-Q	001-37557	10.1	November 7, 2019
10.30Ψ*	First Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated April 10, 2020
10.31*	Second Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated August 5, 2020
10.32*	Third Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated July 29, 2021
10.33*	Fourth Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated October 15, 2021
10.34Ψ	Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender	8-K	001-37557	10.1	April 24, 2020
10.35	Amendment No. 1, dated as of February 22, 2021, to Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender	10-Q	001-37557	10.1	May 4, 2021
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii)Consolidated Statements of Operationsfor theyear ended months ended December 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income (Loss) for the year ended months ended December 31, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the year ended months ended December 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the year months ended December 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
ψ Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated under the Securities Act. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
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
Date: February 22, 2022
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Elsesser and Maggie Yuen, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Elsesser	Chairman, Chief Executive Officer and President	February 22, 2022
Adam Elsesser	(Principal Executive Officer)

/s/ Maggie Yuen	Chief Financial Officer	February 22, 2022
Maggie Yuen	(Principal Financial Officer)

/s/ Lambert Shiu	Chief Accounting Officer	February 22, 2022
Lambert Shiu	(Principal Accounting Officer)

/s/ Arani Bose	Director	February 22, 2022
Arani Bose

/s/ Don Kassing	Director	February 22, 2022
Don Kassing

/s/ Harpreet Grewal	Director	February 22, 2022
Harpreet Grewal

/s/ Thomas C. Wilder	Director	February 22, 2022
Thomas C. Wilder

/s/ Bridget O’Rourke	Director	February 22, 2022
Bridget O’Rourke

/s/ Janet Leeds	Director	February 22, 2022
Janet Leeds

/s/ Surbhi Sarna	Director	February 22, 2022
Surbhi Sarna