Form 10-Q
period 2022-03-31
Penumbra Inc
filed 2022-05-03
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 19, 2022, the registrant had 37,677,637 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$68,163	$59,379
Marketable investments	172,178	195,496
Accounts receivable, net of allowance for credit losses of $759 and $2,092 at March 31, 2022 and December 31, 2021, respectively	143,417	133,940
Inventories	274,349	263,504
Prepaid expenses and other current assets	32,219	29,155
Total current assets	690,326	681,474
Property and equipment, net	60,327	58,856
Operating lease right-of-use assets	176,892	131,955
Finance lease right-of-use assets	35,550	36,276
Intangible assets, net	88,472	90,618
Goodwill	166,232	166,388
Deferred taxes	70,080	65,698
Other non-current assets	13,694	12,985
Total assets	$1,301,573	$1,244,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,137	$13,421
Accrued liabilities	105,533	99,796
Current operating lease liabilities	8,660	8,267
Current finance lease liabilities	1,769	1,713
Total current liabilities	130,099	123,197
Non-current operating lease liabilities	182,438	137,045
Non-current finance lease liabilities	26,122	26,523
Other non-current liabilities	3,612	3,558
Total liabilities	342,271	290,323
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	38	37
Additional paid-in capital	919,251	910,614
Accumulated other comprehensive (loss) income	(5,972)	(2,630)
Retained earnings	45,985	45,906
Total stockholders’ equity	959,302	953,927
Total liabilities and stockholders’ equity	$1,301,573	$1,244,250
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$203,895	$169,204
Cost of revenue	76,477	57,867
Gross profit	127,418	111,337
Operating expenses:
Research and development	20,564	18,076
Sales, general and administrative	110,900	79,798
Total operating expenses	131,464	97,874
(Loss) income from operations	(4,046)	13,463
Interest (expense) income, net	(47)	480
Other expense, net	(1,011)	(1,476)
(Loss) income before income taxes	(5,104)	12,467
(Benefit from) provision for income taxes	(5,183)	1,541
Consolidated net income	$79	$10,926
Net loss attributable to non-controlling interest	—	(910)
Net income attributable to Penumbra, Inc.	$79	$11,836

Net income attributable to Penumbra, Inc. per share:
Basic	$0.00	$0.32
Diluted	$0.00	$0.32
Weighted average shares outstanding:
Basic	37,646,122	36,455,712
Diluted	38,708,657	37,533,520

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Consolidated net income	$79	$10,926
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	(868)	(2,695)
Net change in unrealized losses on available-for-sale securities, net of tax	(2,474)	(271)
Total other comprehensive loss, net of tax	(3,342)	(2,966)
Consolidated comprehensive (loss) income	$(3,263)	$7,960
Net loss attributable to non-controlling interest	—	(910)
Comprehensive (loss) income attributable to Penumbra, Inc.	$(3,263)	$8,870

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,578,483	$37	$910,614	$(2,630)	$45,906	$953,927	$—	$953,927
Issuance of common stock	103,984	1	1,102	—	—	1,103	—	1,103
Shares held for tax withholdings	(14,243)	—	(3,181)	—	—	(3,181)	—	(3,181)
Stock-based compensation	—	—	10,716	—	—	10,716	—	10,716
Other comprehensive loss	—	—	—	(3,342)	—	(3,342)	—	(3,342)
Net income (loss)	—	—	—	—	79	79	—	79
Balance at March 31, 2022	37,668,224	$38	$919,251	$(5,972)	$45,985	$959,302	$—	$959,302
Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	36,414,732	$36	$598,299	$2,541	$40,622	$641,498	$(3,710)	$637,788
Issuance of common stock	79,080	—	666	—	—	666	—	666
Shares held for tax withholdings	(11,955)	—	(3,036)	—	—	(3,036)	—	(3,036)
Stock-based compensation	—	—	7,093	—	—	7,093	—	7,093
Other comprehensive loss	—	—	—	(2,966)	—	(2,966)	—	(2,966)
Net income	—	—	—	—	11,836	11,836	(910)	10,926
Balance at March 31, 2021	36,481,857	$36	$603,022	$(425)	$52,458	$655,091	$(4,620)	$650,471

.See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$79	$10,926
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	5,726	3,471
Stock-based compensation	8,893	6,395
Inventory write-downs	593	991
Deferred taxes	(4,378)	1,223
Other	(1,012)	886
Changes in operating assets and liabilities:
Accounts receivable	(8,710)	(12,943)
Inventories	(11,764)	(31,608)
Prepaid expenses and other current and non-current assets	(3,809)	(3,463)
Accounts payable	1,389	1,272
Accrued expenses and other non-current liabilities	8,249	8,482
Proceeds from lease incentives	230	—
Net cash used in operating activities	(4,514)	(14,368)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	—	(12,266)
Proceeds from maturities of marketable investments	20,668	19,497
Purchases of property and equipment	(4,957)	(3,991)
Other	—	(150)
Net cash provided by investing activities	15,711	3,090
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	1,102	666
Payment of employee taxes related to vested stock	(3,181)	(3,036)
Payments of finance lease obligations	(425)	(337)
Other	(137)	93
Net cash used in financing activities	(2,641)	(2,614)
Effect of foreign exchange rate changes on cash and cash equivalents	228	(146)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,784	(14,038)
CASH AND CASH EQUIVALENTS—Beginning of period	59,379	69,670
CASH AND CASH EQUIVALENTS—End of period	$68,163	$55,632
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$47,678	$803
Right-of-use assets obtained in exchange for finance lease obligations	$81	$428
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,626	$2,184
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,798	$132

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Penumbra, Inc. (the “Company”) is a global healthcare company focused on innovative therapies. The Company designs, develops, manufactures and markets novel products and has a broad portfolio that addresses challenging medical conditions in markets with significant unmet need. The Company focuses on developing, manufacturing and marketing novel products for use by specialist physicians and other healthcare providers to drive improved clinical and health outcomes. The Company believes that the cost-effectiveness of our products is attractive to our customers.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive (loss) income, and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, the changes in comprehensive income (loss) and stockholders’ equity for the three months ended March 31, 2022 and 2021, and the cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$9,993	$—	$(33)	$—	$9,960
U.S. treasury	14,468	—	(392)	—	14,076
U.S. agency and government sponsored securities	11,552	—	(153)	—	11,399
U.S. states and municipalities	39,347	9	(510)	—	38,846
Corporate bonds	99,886	3	(1,992)	—	97,897
Total	$175,246	$12	$(3,080)	$—	$172,178

	December 31, 2021
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$20,286	$—	$(10)	$—	$20,276
U.S. treasury	14,464	—	(77)	—	14,387
U.S. agency and government sponsored securities	11,553	1	(19)	—	11,535
U.S. states and municipalities	39,436	39	(89)	—	39,386
Corporate bonds	110,354	49	(491)	—	109,912
Total	$196,093	$89	$(686)	$—	$195,496
As of March 31, 2022, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by $3.1 million, which was primarily attributable to widening credit spreads and rising interest rates since purchase. The Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and that it is more likely than not that the entire amortized cost of each impaired security will be recoverable before the Company is required to sell them. Accordingly, during the three months ended March 31, 2022, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive (loss) income.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$9,960	$(33)	$—	$—	$9,960	$(33)
U.S. treasury	14,076	(392)	—	—	14,076	(392)
U.S. agency and government sponsored securities	11,399	(153)	—	—	11,399	(153)
U.S. states and municipalities	34,657	(510)	—	—	34,657	(510)
Corporate bonds	91,774	(1,893)	2,116	(99)	93,890	(1,992)
Total	$161,866	$(2,981)	$2,116	$(99)	$163,982	$(3,080)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$16,977	$(10)	$—	$—	$16,977	$(10)
U.S. treasury	14,387	(77)	—	—	14,387	(77)
U.S. agency and government sponsored securities	6,985	(19)	—	—	6,985	(19)
U.S. states and municipalities	21,924	(89)	—	—	21,924	(89)
Corporate bonds	85,513	(491)	—	—	85,513	(491)
Total	$145,786	$(686)	$—	$—	$145,786	$(686)
The following table presents the contractual maturities of the Company’s marketable investments as of March 31, 2022 (in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
Due in less than one year	$61,123	$60,878
Due in one to five years	114,123	111,300
Total	$175,246	$172,178
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
The Company did not hold any Level 3 marketable investments as of March 31, 2022 or December 31, 2021. During the three months ended March 31, 2022 and 2021, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2022 or December 31, 2021.
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$22,284	$—	$—	$22,284
Marketable investments:
Commercial paper	—	9,960	—	9,960
U.S. treasury	14,076	—	—	14,076
U.S. agency and government sponsored securities	—	11,399	—	11,399
U.S. states and municipalities	—	38,846	—	38,846
Corporate bonds	—	97,897	—	97,897
Total	$36,360	$158,102	$—	$194,462

	As of December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$10,509	$—	$—	$10,509
Marketable investments:
Commercial paper	—	20,276	—	20,276
U.S. treasury	14,387	—	—	14,387
U.S. agency and government sponsored securities	—	11,535	—	11,535
U.S. states and municipalities	—	39,386	—	39,386
Corporate bonds	—	109,912	—	109,912
Total	$24,896	$181,109	$—	$206,005

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$73,220	$68,374
Work in process	6,838	18,678
Finished goods	194,291	176,452
Inventories	$274,349	$263,504
Accrued Liabilities
The following table shows the components of accrued liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Payroll and employee-related cost	$63,268	$60,015
Accrued expenses	13,053	12,245
Deferred revenue	7,792	5,671
Other accrued liabilities	21,420	21,865
Total accrued liabilities	$105,533	$99,796
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the three months ended March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Balance at the beginning of the period	$4,310	$2,896
Accruals of warranties issued	753	2,973
Settlements of warranty claims	(386)	(1,559)
Balance at the end of the period	$4,677	$4,310
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company accounted for the acquired assets and liabilities assumed from Sixense in accordance with ASC 805 and for its change in ownership interest in MVI as an equity transaction in accordance with ASC 810. The carrying amount of the noncontrolling interest was adjusted to zero, and the difference between the acquisition date fair value of the equity interest acquired of $4.2 million and its carrying amount of $(6.2) million was recognized within additional paid in capital.
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
(2) Per ASC 805, the replacement of stock options or other share-based payment awards in conjunction with a business combination represents a modification of share-based payment awards that must be accounted for in accordance with ASC 718. As a result of the Company’s obligation to issue replacement awards, a portion of the fair-value-based measure of replacement awards is included in measuring the purchase consideration transferred in the business combination. To determine the portion of the replacement awards that is part of the purchase consideration, the Company measured the fair value of both the replacement awards and the historical awards as of the Closing Date, in accordance with ASC 718. The fair value of the replacement awards, whether vested or unvested, was included in the purchase consideration to the extent that pre-acquisition services had been rendered. The fair value of replacement stock options assumed for which pre-acquisition services were rendered of $80.7 million was allocated to the purchase consideration and $25.8 million was recognized immediately in the post-combination financial statements during the three months ended December 31, 2021, as pre-acquisition services were not rendered but the vesting of all stock options was accelerated in connection with the Merger.
(3) In the connection with the Merger, the Company effectively settled pre-existing liabilities due to or on behalf of Sixense.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Fair Value of Consideration Transferred
The preliminary allocation of the purchase price was based upon a third party valuation and the Company’s estimates and assumptions are subject to change within the measurement period (generally one year from the Closing Date).
The following table presents the preliminary allocation of the purchase price for Sixense as of March 31, 2022 (in thousands):

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
Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period, which may be up to one year from the acquisition date. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statement of operations. No measurement period adjustments were recorded during the three months ended March 31, 2022.
The intangible assets acquired and the fair value of the privately-held subsidiary stock indirectly acquired are Level 3 fair value measurements for which fair value is derived from valuations using inputs that are unobservable and significant to the overall fair value measurement.
6. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived intangible assets as of March 31, 2022 and December 31, 2021 (in thousands, except weighted-average amortization period):

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2022	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$62,466	$(3,570)	$58,896
Customer relationships	15.0 years	$6,626	$(2,099)	$4,527
Trade secrets and processes	20.0 years	5,256	(1,117)	4,139
Other	5.0 years	1,709	(1,622)	87
Total intangible assets subject to amortization	9.8 years	$76,057	$(8,408)	$67,649
Indefinite-lived intangible assets:
In-process research and development		$20,823	$—	$20,823
Total intangible assets		$96,880	$(8,408)	$88,472

As of December 31, 2021	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$62,466	$(1,784)	$60,682
Customer relationships	15.0 years	$6,762	$(2,029)	$4,733
Trade secrets and processes	20.0 years	5,256	(1,051)	4,205
Other	5.0 years	1,744	(1,569)	175
Total intangible assets subject to amortization	9.8 years	$76,228	$(6,433)	$69,795
Indefinite-lived intangible assets:
In-process research and development		20,823	—	20,823
Total intangible assets		$97,051	$(6,433)	$90,618
The customer relationships and intangible assets classified as “Other” subject to amortization relate to the acquisition of Crossmed S.p.A., the Company’s wholly-owned subsidiary in Italy, during the third quarter of 2017. The gross carrying amount and accumulated amortization of these intangible assets are subject to foreign currency translation effects.
The Company reviews indefinite-lived intangible assets for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that there were no impairment indicators as of March 31, 2022.
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$66	$66
Sales, general and administrative	1,982	212
Total	$2,048	$278

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2022 (in thousands):

Total Company
Balance as of December 31, 2021	$166,388
Foreign currency translation	(156)
Balance as of March 31, 2022	$166,232
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined there were no impairment indicators as of March 31, 2022.
8. Indebtedness
Credit Agreement
On April 24, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and was set to mature on April 23, 2021. The Company entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders during the three months ended March 31, 2021, which extended the maturity date from April 23, 2021 to February 21, 2022 and had substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement.
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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of March 31, 2022, the Company was in compliance with these requirements.
As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the amended Credit Agreement.

9. Leases
Lease Overview
As of December 31, 2021 and March 31, 2022, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office, research and development, manufacturing, and warehouse space primarily under noncancelable operating leases that expire at various dates through 2036, subject to the Company’s option to renew certain leases for an additional five to 15 years. The Company also leases other equipment and vehicles primarily under noncancelable operating leases that expire at various dates through 2035.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the components of the Company’s lease cost, lease term and discount rate during the three months ended March 31, 2022 and 2021 (in thousands, except years and percentages):

	Three Months Ended
	March 31, 2022	March 31, 2021
Lease Cost
Operating lease cost	$4,882	$1,919
Finance lease cost:
Amortization of right-of-use assets	805	746
Interest on lease liabilities	362	371
Variable lease cost(1)	2,363	1,469
Total lease costs	$8,412	$4,505

Weighted Average Remaining Lease Term
Operating leases	14.1 years	8.8 years
Finance leases	12.0 years	13.2 years
Weighted Average Discount Rate
Operating leases	4.63%	6.13%
Finance leases	5.30%	5.34%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for the Company’s real estate leases.
During the third quarter of 2021, the Company signed a lease for approximately thirteen years for additional space located at 620 Roseville Parkway, Roseville, California (the “620 Roseville Parkway Lease”). Per the terms of the lease, improvements will be constructed and permanently affixed to the property in two phases. The first phase (“Phase 1”) of the 620 Roseville Parkway Lease commenced once the Phase 1 premises were made ready and available for their intended use, which occurred during the first quarter of 2022. The Company determined that the 620 Roseville Parkway Lease is a non-cancelable operating lease which will expire in 2035. Upon completion of the second phase (“Phase 2”) of improvements, the Phase 2 premises will be added to the 620 Roseville Parkway Lease. Phase 2 is not anticipated to be completed in 2022.
Additionally, during the three months ended March 31, 2022, the Company modified existing leases for certain properties that resulted in an increase of right-of-use (“ROU”) assets in exchange for operating leases liabilities.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of March 31, 2022 (in thousands):

	Operating Lease Payments	Finance Lease Payments
2022 (excluding the three months ended March 31, 2022)	$12,911	$2,384
2023	17,255	3,223
2024	16,958	3,243
2025	16,676	3,172
2026	16,798	2,803
Thereafter	185,889	23,517
Total undiscounted lease payments	266,487	38,342
Less imputed interest	(75,389)	(10,451)
Present value of lease liabilities	$191,098	$27,891

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information related to leases during the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,266	$1,946
Financing cash flows from finance leases	$425	$337
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$47,678	$803
Finance leases	$81	$428
10. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both March 31, 2022 and December 31, 2021, the amended license agreement required minimum quarterly royalty payments of $0.3 million. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of revenue for the three months ended March 31, 2022 and 2021 was $0.6 million and $0.5 million, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Stockholders’ Equity
Equity Incentive Plans
Stock Options
Activity of stock options under the Company’s 2005 Stock Plan, 2011 Equity Incentive Plan and Amended and Restated 2014 Equity Incentive Plan (collectively, the "Plans") during the three months ended March 31, 2022 is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2021	1,141,814	$27.02
Exercised	(62,724)	17.57
Canceled/Forfeited	(1,000)	22.04
Balance at March 31, 2022	1,078,090	27.58
Restricted Stock Units
Activity of unvested restricted stock units under the Plans during the three months ended March 31, 2022 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2021	409,482	$210.41
Granted	77,830	208.73
Released/Vested	(41,260)	183.95
Canceled/Forfeited	(5,139)	205.99
Unvested at March 31, 2022	440,913	212.64
As of March 31, 2022, 418,704 restricted stock units are expected to vest.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$856	$798
Research and development	1,386	1,062
Sales, general and administrative	6,651	4,535
Total	$8,893	$6,395
As of March 31, 2022, total unrecognized compensation cost was $74.6 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.1 years.
The total stock-based compensation cost capitalized in inventory was $1.9 million and $1.8 million as of March 31, 2022 and December 31, 2021, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income into earnings affect the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(595)	$(2,035)	$(2,630)	$647	$1,894	$2,541
Other comprehensive (loss) income before reclassifications:
Unrealized (loss) — marketable investments	(2,474)	—	(2,474)	(353)	—	(353)
Foreign currency translation (losses) gains	—	(868)	(868)	—	(2,695)	(2,695)
Income tax effect — expense	—	—	—	82	—	82
Net of tax	(2,474)	(868)	(3,342)	(271)	(2,695)	(2,966)
Amounts reclassified from accumulated other comprehensive income (loss) to consolidated net (loss) income:
Realized gain (loss) — marketable investments	—	—	—	—	—	—
Income tax effect — expense (benefit)	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive (loss) income	(2,474)	(868)	(3,342)	(271)	(2,695)	(2,966)
Balance, end of the period	$(3,069)	$(2,903)	$(5,972)	$376	$(801)	$(425)

13. Income Taxes
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
The Company’s benefit from income taxes for the three months ended March 31, 2022 was $5.2 million, which was primarily due to tax benefits attributable to its worldwide losses combined with excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction. The Company’s provision for income taxes for the three months ended March 31, 2021 was $1.5 million, which was primarily due to tax expenses attributable to its worldwide profits offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction.
The Company’s effective tax rate was 101.5% for the three months ended March 31, 2022, compared to 12.4% for the three months ended March 31, 2021. The Company’s change in effective tax rate was primarily attributable to large tax benefits over relatively small worldwide losses for the three months ended March 31, 2022, when compared to small tax expenses over relatively large worldwide profits for the three months ended March 31, 2021.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of March 31, 2022 and 2021, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit and California DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such are not provided for in the Company’s condensed consolidated financial statements as of March 31, 2022.
14. Net Income Attributable to Penumbra, Inc. Per Share
The Company computed basic net income attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding during the period. The Company computed diluted net income attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive common stock equivalents outstanding during the period using the treasury stock method. For the purposes of this calculation, stock options, restricted stock units and stock sold through the Company’s employee stock purchase plan are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income attributable to Penumbra, Inc. per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to Penumbra, Inc.	$79	$11,836
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	37,646,122	36,455,712
Potential dilutive stock-based options and awards	1,062,535	1,077,808
Diluted	38,708,657	37,533,520
Net income attributable to Penumbra, Inc. per share:
Basic	$0.00	$0.32
Diluted	$0.00	$0.32
For the three months ended March 31, 2022 and 2021, outstanding stock-based awards of 123 thousand and 22 thousand shares, respectively, were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.
15. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$144,308	$120,070
International	59,587	49,134
Total	$203,895	$169,204
The following table presents the Company’s revenues disaggregated by product category, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Vascular	$122,809	$89,165
Neuro	81,086	80,039
Total	$203,895	$169,204
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its Chinese partner, the Company agreed to license the technology for certain products to its Chinese partner to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license agreement, pursuant to which the Company agreed to license the technology for additional products to its Chinese partner on substantially the same terms as the existing license agreement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and receive royalty payments on the down-stream sale of the licensed products.
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of March 31, 2022.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three months ended March 31, 2022, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract liabilities, net
The following information summarizes the Company’s contract assets and liabilities (in thousands):

	March 31, 2022	December 31, 2021
Contract liabilities, net	$7,468	$5,671
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements. Revenue recognized during the three months ended March 31, 2022 relating to contract liabilities as of December 31, 2021 was $4.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2022.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Penumbra is a global healthcare company focused on innovative therapies. We design, develop, manufacture and market novel products and have a broad portfolio that addresses challenging medical conditions in markets with significant unmet need. Our team focuses on developing, manufacturing and marketing novel products for use by specialist physicians and other healthcare providers to drive improved clinical and health outcomes. We believe that the cost-effectiveness of our products is attractive to our customers.
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
To address the challenging and significant clinical needs of our key markets, we developed products that fall into the following broad product offering families:
Our neuro products fall into four broad product families:
•Neuro thrombectomy - Penumbra System, including Penumbra RED, JET, ACE and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories
•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400 and PAC400
•Neuro access - delivery catheters, consisting of Neuron, Neuron MAX, Select, BENCHMARK, BMX96, DDC and PX SLIM
•Neurosurgical - Artemis Neuro Evacuation Device
Our vascular products fall into two broad product families:
•Vascular thrombectomy - INDIGO System designed for mechanical thrombectomy, including aspiration catheters, separators, aspiration pump and accessories and Lightning, our next-generation aspiration system for peripheral thrombectomy

•Peripheral embolization - RUBY Coil System, Ruby LP, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
Our immersive healthcare products fall into one broad product family:
•REAL Immersive System - portfolio of products that leverages immersive computer-based technologies to deliver engaging, immersive therapeutics to promote better health, motor function and cognition
We support healthcare providers, hospitals and clinics in more than 100 countries. In the three months ended March 31, 2022 and 2021, 29.2% and 29.0% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $203.9 million and $169.2 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $34.7 million. We generated an operating loss of $4.0 million and operating income of $13.5 million for the three months ended March 31, 2022 and 2021, respectively.
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
The impact of COVID-19 on our business remains fluid, and we continue to actively monitor the dynamic situation. We will continue to undertake the following specific actions and strategic priorities to navigate the pandemic:
•We have made changes to how we manufacture, inspect and ship our products to prioritize the health and safety of our employees and to operate under the protocols mandated by our local and state governments. While we are committed to continue to meet demand for our essential devices, we have implemented social distancing and other measures to protect the health and safety of our employees, which have reduced, and may continue to reduce, our manufacturing capacity.
•We further strengthened our liquidity position by entering into a Credit Agreement (the “Credit Agreement”) on April 24, 2020, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million. This revolving line of credit provides access to capital beyond the $240.3 million in cash, cash equivalents and marketable investments on our balance sheet as of March 31, 2022, and we believe this will allow us to both navigate the current environment and emerge in a strong liquidity position after the pandemic. During the three months ended March 31, 2021, we entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and had substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. In the first quarter of 2022, the Company subsequently entered into a further amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from February 21, 2022 to February 17, 2023 and has substantially the same terms and conditions as the prior credit agreement with certain changes to the reference benchmark interest rates, applicable margins and borrowing mechanics under the Credit Agreement, having the overall effect of lowering the interest rates payable by the Company on amounts borrowed under the Credit Agreement, and a reduction of the commitment fee payable on the average daily unused amount under the Credit Agreement to 0.25% per annum. As of March 31, 2022, the

Company was in compliance with the requirements in the amended Credit Agreement. As of March 31, 2022, there were no borrowings outstanding under the Credit Agreement.
•We will continue to prioritize investments in our production capacity and flexibility, commercial channels, preparation for new product launches, and new product developments to help patients.
While we began to see positive trends in certain areas of our business in May 2020, we remain mindful of the negative impacts on business trends we experienced in April 2020 due to the COVID-19 pandemic. The general impact of COVID-19 on our business has been negative and we are unable to reliably predict the full impact that the COVID-19 pandemic will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, particularly as new variants of the virus spread, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.
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
•Our industry is intensely competitive and, in particular, we compete with a number of large, well-capitalized companies. We must continue to successfully compete in light of our competitors’ existing and future products and their resources to successfully market to the specialist physicians and other healthcare providers who use our products.
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
•Publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by specialist physicians and other healthcare providers and the procedures and treatments those physicians and other healthcare providers choose to administer for a given condition.
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
In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the impact of COVID-19, the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs due to obsolescence; costs, benefits and timing of new product introductions; costs, benefits and timing of the acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. Additionally, unique and certain macroeconomic and geopolitical factors, including those as a result of the Russian invasion of Ukraine, may cause instability and volatility in the global financial markets and disruptions within the healthcare industry that may negatively impact our business. We may experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we may experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
Components of Results of Operations
Revenue. We sell our interventional products directly to hospitals and other healthcare providers and through distributors for use in procedures performed by specialist physicians to treat patients in two key markets: neuro and vascular disease. We sell our products through purchase orders, and we do not have long term purchase commitments from our customers. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. With respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. Revenue also includes shipping and handling costs that we charge to customers.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2022		2021
	(in thousands, except for percentages)
Revenue	$203,895	100.0%	$169,204	100.0%
Cost of revenue	76,477	37.5	57,867	34.2
Gross profit	127,418	62.5	111,337	65.8
Operating expenses:
Research and development	20,564	10.1	18,076	10.7
Sales, general and administrative	110,900	54.4	79,798	47.2
Total operating expenses	131,464	64.5	97,874	57.8
(Loss) income from operations	(4,046)	(2.0)	13,463	8.0
Interest (expense) income, net	(47)	0.0	480	0.3
Other expense, net	(1,011)	(0.5)	(1,476)	(0.9)
(Loss) income before income taxes	(5,104)	(2.5)	12,467	7.4
(Benefit from) provision for income taxes	(5,183)	(2.5)	1,541	0.9
Consolidated net income	$79	—%	$10,926	6.5%
Net loss attributable to non-controlling interest	—	—	(910)	(0.5)
Net income attributable to Penumbra, Inc.	$79	—%	$11,836	7.0%

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Vascular	$122,809	$89,165	$33,644	37.7%
Neuro	81,086	80,039	1,047	1.3%
Total	$203,895	$169,204	$34,691	20.5%
Revenue increased $34.7 million, or 20.5%, to $203.9 million in the three months ended March 31, 2022, from $169.2 million in the three months ended March 31, 2021. Overall revenue growth is primarily due to an increase in sales of new and existing products within our vascular and neuro businesses.
Revenue from our vascular products increased $33.6 million, or 37.7%, to $122.8 million in the three months ended March 31, 2022, from $89.2 million in the three months ended March 31, 2021. This increase was primarily attributable to increased revenue in China, sales of new products and further market penetration of our existing products. The increase in product sales was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 43.2% and 28.8%, respectively in the three months ended March 31, 2022. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products increased $1.0 million, or 1.3%, to $81.1 million in the three months ended March 31, 2022, from $80.0 million in the three months ended March 31, 2021. This increase in revenue was primarily attributable to sales of new products. The increase in sales of new products was driven by an increase in sales of our neuro thrombectomy products and neuro access products, which globally increased by 2.6% and 1.4%, respectively, partially offset by a decrease in sales of our neuro embolization products, which decreased by 5.5% in the three months ended March 31, 2022. Prices for our neuro products remained substantially unchanged during the period.

Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,				Change
	2022		2021		$	%
	(in thousands, except for percentages)
United States	$144,308	70.8%	$120,070	71.0%	$24,238	20.2%
International	59,587	29.2%	49,134	29.0%	10,453	21.3%
Total	$203,895	100.0%	$169,204	100.0%	$34,691	20.5%
Revenue from product sales in international markets increased $10.5 million, or 21.3%, to $59.6 million in the three months ended March 31, 2022, from $49.1 million in the three months ended March 31, 2021. Revenue from international sales represented 29.2% and 29.0% of our total revenue for the three months ended March 31, 2022 and 2021, respectively.
Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Cost of revenue	$76,477	$57,867	$18,610	32.2%
Gross profit	$127,418	$111,337	$16,081	14.4%
Gross margin %	62.5%	65.8%
Gross margin decreased 3.3 percentage points to 62.5% in the three months ended March 31, 2022, from 65.8% in the three months ended March 31, 2021, primarily due to higher labor and logistics costs as a result of manufacturing transfer activities and higher labor absenteeism due to the Omicron variant at the beginning of the quarter. Gross margin is impacted by our ability to scale production capacity to support our expanding portfolio of products as well as our continued investments in COVID-19 related safety measures. As such, with labor efficiency and productivity improvements, our gross margin may be gradually expanding.
Research and Development (“R&D”)

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
R&D	$20,564	$18,076	$2,488	13.8%
R&D as a percentage of revenue	10.1%	10.7%
R&D expenses increased by $2.5 million, or 13.8%, to $20.6 million in the three months ended March 31, 2022, from $18.1 million in the three months ended March 31, 2021. The increase was primarily due to a $4.3 million increase in personnel-related expenses driven by an increase in headcount and a $0.7 million increase in infrastructure costs to support our growth, partially offset by a $2.7 million decrease in product development and testing costs.
We have made investments, and plan to continue to make investments, in the development of our products, which may include hiring additional research and development employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development.

Sales, General and Administrative (“SG&A”)

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
SG&A	$110,900	$79,798	$31,102	39.0%
SG&A as a percentage of revenue	54.4%	47.2%
SG&A expenses increased by $31.1 million, or 39.0%, to $110.9 million in the three months ended March 31, 2022, from $79.8 million in the three months ended March 31, 2021. The increase was primarily due to a $12.7 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $4.2 million increase in costs related to marketing events, a $4.8 million increase in travel and other in-person expenses, a $2.9 million increase in infrastructure costs, and a $1.8 million amortization expense of finite lived intangible assets acquired in connection with the Sixense acquisition.
As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
(Benefit from)/Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(5,183)	$1,541	$(6,724)	(436.3)%
Effective tax rate	101.5%	12.4%
Our benefit from income taxes was $5.2 million for the three months ended March 31, 2022, which was primarily due to tax benefits attributable to our worldwide losses combined with excess tax benefit from stock-based compensation attributable to our U.S. jurisdiction. Our provision for income taxes was $1.5 million for the three months ended March 31, 2021, which was primarily due to tax expenses attributable to our worldwide profits offset by excess tax benefit from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was 101.5% for the three months ended March 31, 2022, compared to 12.4% for the three months ended March 31, 2021. Our change in effective tax rate was primarily attributable to large tax benefits over relatively small worldwide losses for the three months ended March 31, 2022, when compared to small tax expenses over relatively large worldwide profits for the three months ended March 31, 2021.
Prospectively, our effective tax rate will likely be driven by (1) permanent differences in taxable income for tax and financial reporting purposes, (2) tax expense or benefit attributable to our worldwide financial result, and (3) discrete tax adjustments such as excess tax benefits related to stock-based compensation. Our income tax provision is subject to volatility as the amount of excess tax benefits can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP.
Liquidity and Capital Resources
As of March 31, 2022, we had $560.2 million in working capital, which included $68.2 million in cash and cash equivalents and $172.2 million in marketable investments. As of March 31, 2022, we held approximately 24.3% of our cash and cash equivalents in foreign entities.

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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$68,163	$59,379
Marketable investments	172,178	195,496
Accounts receivable, net	143,417	133,940
Accounts payable	14,137	13,421
Accrued liabilities	105,533	99,796
Working capital(1)	560,227	558,277

(1)Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$59,379	$69,670
Net cash used in operating activities	(4,514)	(14,368)
Net cash provided by investing activities	15,711	3,090
Net cash used in financing activities	(2,641)	(2,614)
Cash and cash equivalents and restricted cash at end of period	68,163	55,632
Net Cash Used In Operating Activities
Net cash used in operating activities consists primarily of consolidated net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash used in operating activities was $4.5 million during the three months ended March 31, 2022 and consisted of consolidated net income of $0.1 million and non-cash items of $9.8 million, offset by net changes in operating assets and liabilities of $14.4 million. The change in operating assets and liabilities includes an increase in inventories of $11.8 million to support our growth, an increase in accounts receivable of $8.7 million, and an increase in prepaid expenses and other current and non-current assets of $3.8 million, and an increase in accounts payable of $1.4 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $8.2 million and proceeds of $0.2 million received related to lease incentives from operating leases.
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
Net Cash Provided By Investing Activities
Net cash provided by investing activities relates primarily to proceeds from maturities of marketable investments, net of purchases, and capital expenditures.
Net cash provided by investing activities was $15.7 million during the three months ended March 31, 2022 and primarily consisted of proceeds from maturities of marketable investments of $20.7 million, partially offset by capital expenditures of $5.0 million.
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

Net cash used in financing activities was $2.6 million during the three months ended March 31, 2022 and primarily consisted of $3.2 million of payments of employee taxes related to vested restricted stock and restricted stock units and $0.4 million in payments towards finance leases, partially offset by proceeds from exercises of stock options of $1.1 million.
Net cash used in financing activities was $2.6 million during the three months ended March 31, 2021 and primarily consisted of $3.0 million of payments of employee taxes related to vested restricted stock and restricted stock units and $0.3 million in payments towards finance leases, partially offset by proceeds from exercises of stock options of $0.7 million.
Contractual Obligations and Commitments
During the three months ended March 31, 2022, the Company entered into new leases and modified existing leases for certain properties. See Note “9. Leases” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our future lease obligations.
There have been no other material changes to our contractual obligations and commitments as of March 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Interest Rate Risk. We had cash and cash equivalents of $68.2 million as of March 31, 2022, which consisted of funds held in money market funds, general checking and savings accounts. In addition, we had marketable investments of $172.2 million, which consisted primarily of commercial paper, corporate bonds, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under our Credit Agreement bear interest at: (1) the adjusted EURIBOR rate, plus an applicable rate, for euro currency revolving borrowing; or (2) an alternate base rate, daily simple SOFR, or adjusted term SOFR rate, as applicable, plus an applicable rate, for revolving borrowing in U.S. dollars. As of March 31, 2022, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the three months ended March 31, 2022 was impacted by higher labor and logistics costs as a result of manufacturing transfer activities and higher labor absenteeism due to the Omicron variant at the beginning of the quarter, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2022 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at March 31, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported in, or new factors identified since the filing of, our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 22, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1*	Amendment No. 2, dated as of February 18, 2022, to Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 3, 2022
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)