Form 10-Q
period 2022-06-30
Penumbra Inc
filed 2022-08-05
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 21, 2022, the registrant had 37,888,366 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$58,234	$59,379
Marketable investments	146,135	195,496
Accounts receivable, net of allowance for credit losses of $862 and $2,092 at June 30, 2022 and December 31, 2021, respectively	187,389	133,940
Inventories	295,883	263,504
Prepaid expenses and other current assets	30,320	29,155
Total current assets	717,961	681,474
Property and equipment, net	63,458	58,856
Operating lease right-of-use assets	177,423	131,955
Finance lease right-of-use assets	34,743	36,276
Intangible assets, net	86,162	90,618
Goodwill	165,779	166,388
Deferred taxes	68,404	65,698
Other non-current assets	13,970	12,985
Total assets	$1,327,900	$1,244,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,096	$13,421
Accrued liabilities	111,405	99,796
Current operating lease liabilities	9,297	8,267
Current finance lease liabilities	1,806	1,713
Total current liabilities	145,604	123,197
Non-current operating lease liabilities	183,155	137,045
Non-current finance lease liabilities	25,654	26,523
Other non-current liabilities	3,472	3,558
Total liabilities	357,885	290,323
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	38	37
Additional paid-in capital	937,837	910,614
Accumulated other comprehensive (loss) income	(10,158)	(2,630)
Retained earnings	42,298	45,906
Total stockholders’ equity	970,015	953,927
Total liabilities and stockholders’ equity	$1,327,900	$1,244,250

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$208,344	$184,258	$412,239	$353,462
Cost of revenue	74,309	65,572	150,786	123,439
Gross profit	134,035	118,686	261,453	230,023
Operating expenses:
Research and development	19,559	17,738	40,123	35,814
Sales, general and administrative	114,615	90,636	225,515	170,434
Total operating expenses	134,174	108,374	265,638	206,248
(Loss) income from operations	(139)	10,312	(4,185)	23,775
Interest (expense) income, net	(72)	299	(119)	779
Other expense, net	(956)	(408)	(1,967)	(1,884)
(Loss) income before income taxes	(1,167)	10,203	(6,271)	22,670
Provision for (benefit from) income taxes	2,520	1,904	(2,663)	3,445
Consolidated net (loss) income	$(3,687)	$8,299	$(3,608)	$19,225
Net loss attributable to non-controlling interest	—	(932)	—	(1,842)
Net (loss) income attributable to Penumbra, Inc.	$(3,687)	$9,231	$(3,608)	$21,067

Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.10)	$0.25	$(0.10)	$0.58
Diluted	$(0.10)	$0.25	$(0.10)	$0.56
Weighted average shares outstanding:
Basic	37,767,519	36,523,011	37,707,156	36,489,548
Diluted	37,767,519	37,582,348	37,707,156	37,564,881

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net (loss) income	$(3,687)	$8,299	$(3,608)	$19,225
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(3,333)	863	(4,201)	(1,832)
Net change in unrealized losses on available-for-sale securities, net of tax	(853)	(109)	(3,327)	(380)
Total other comprehensive (loss) income, net of tax	(4,186)	754	(7,528)	(2,212)
Consolidated comprehensive (loss) income	$(7,873)	$9,053	$(11,136)	$17,013
Net loss attributable to non-controlling interest	—	(932)	—	(1,842)
Comprehensive (loss) income attributable to Penumbra, Inc.	$(7,873)	$9,985	$(11,136)	$18,855

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,578,483	$37	$910,614	$(2,630)	$45,906	$953,927	$—	$953,927
Issuance of common stock	103,984	1	1,102	—	—	1,103	—	1,103
Shares held for tax withholdings	(14,243)	—	(3,181)	—	—	(3,181)	—	(3,181)
Stock-based compensation	—	—	10,716	—	—	10,716	—	10,716
Other comprehensive loss	—	—	—	(3,342)	—	(3,342)	—	(3,342)
Net income (loss)	—	—	—	—	79	79	—	79
Balance at March 31, 2022	37,668,224	$38	$919,251	$(5,972)	$45,985	$959,302	$—	$959,302
Issuance of common stock	158,735	—	3,466	—	—	3,466	—	3,466
Issuance of common stock under employee stock purchase plan	66,098	—	7,998	—	—	7,998	—	7,998
Shares held for tax withholdings	(12,950)	—	(1,900)	—	—	(1,900)	—	(1,900)
Stock-based compensation	—	—	9,022	—	—	9,022	—	9,022
Other comprehensive loss	—	—	—	(4,186)	—	(4,186)	—	(4,186)
Net (loss)	—	—	—	—	(3,687)	(3,687)	—	(3,687)
Balance at June 30, 2022	37,880,107	$38	$937,837	$(10,158)	$42,298	$970,015	$—	$970,015

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	36,414,732	$36	$598,299	$2,541	$40,622	$641,498	$(3,710)	$637,788
Issuance of common stock	79,080	—	666	—	—	666	—	666
Shares held for tax withholdings	(11,955)	—	(3,036)	—	—	(3,036)	—	(3,036)
Stock-based compensation	—	—	7,093	—	—	7,093	—	7,093
Other comprehensive loss	—	—	—	(2,966)	—	(2,966)	—	(2,966)
Net income (loss)	—	—	—	—	11,836	11,836	(910)	10,926
Balance at March 31, 2021	36,481,857	$36	$603,022	$(425)	$52,458	$655,091	$(4,620)	$650,471
Issuance of common stock	67,547	—	312	—	—	312	—	312
Issuance of common stock under employee stock purchase plan	35,221	—	7,354	—	—	7,354	—	7,354
Shares held for tax withholdings	(15,023)	—	(3,952)	—	—	(3,952)	—	(3,952)
Stock-based compensation	—	—	10,138	—	—	10,138	—	10,138
Other comprehensive income	—	—	—	754	—	754	—	754
Net income (loss)	—	—	—	—	9,231	9,231	(932)	8,299
Balance at June 30, 2021	36,569,602	$36	$616,874	$329	$61,689	$678,928	$(5,552)	$673,376
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(3,608)	$19,225
Adjustments to reconcile consolidated net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,655	7,022
Stock-based compensation	17,679	16,198
Inventory write-downs	1,573	1,951
Deferred taxes	(2,741)	2,570
Other	(749)	1,309
Changes in operating assets and liabilities:
Accounts receivable	(54,299)	(22,898)
Inventories	(36,051)	(41,543)
Prepaid expenses and other current and non-current assets	(2,460)	(5,843)
Accounts payable	9,024	(689)
Accrued expenses and other non-current liabilities	15,658	5,020
Proceeds from lease incentives	230	—
Net cash used in operating activities	(44,089)	(17,678)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	—	(32,939)
Proceeds from sales of marketable investments	1,180	2,000
Proceeds from maturities of marketable investments	44,579	67,810
Purchases of property and equipment	(9,388)	(7,286)
Other	—	(150)
Net cash provided by investing activities	36,371	29,435
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	4,568	978
Proceeds from issuance of stock under employee stock purchase plan	7,998	7,354
Payment of employee taxes related to vested stock	(5,081)	(6,988)
Payments of finance lease obligations	(858)	(692)
Other	(137)	(93)
Net cash provided by financing activities	6,490	559
Effect of foreign exchange rate changes on cash and cash equivalents	83	291
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,145)	12,607
CASH AND CASH EQUIVALENTS—Beginning of period	59,379	69,670
CASH AND CASH EQUIVALENTS—End of period	$58,234	$82,277
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$51,191	$54,444
Right-of-use assets obtained in exchange for finance lease obligations	$89	$520
Purchase of property and equipment funded through accounts payable and accrued liabilities	$3,059	$2,236
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$8,458	$3,914
Cash paid for income taxes	$2,157	$689

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive (loss) income, and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, the changes in comprehensive income (loss) and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$5,998	$—	$(23)	$—	$5,975
U.S. treasury	14,473	—	(470)	—	14,003
U.S. agency and government sponsored securities	8,502	—	(189)	—	8,313
U.S. states and municipalities	30,130	—	(655)	—	29,475
Corporate bonds	90,952	—	(2,583)	—	88,369
Total	$150,055	$—	$(3,920)	$—	$146,135

	December 31, 2021
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$20,286	$—	$(10)	$—	$20,276
U.S. treasury	14,464	—	(77)	—	14,387
U.S. agency and government sponsored securities	11,553	1	(19)	—	11,535
U.S. states and municipalities	39,436	39	(89)	—	39,386
Corporate bonds	110,354	49	(491)	—	109,912
Total	$196,093	$89	$(686)	$—	$195,496
As of June 30, 2022, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by $3.9 million, which was primarily attributable to widening credit spreads and rising interest rates since purchase. The Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and that it is more likely than not that the entire amortized cost of each impaired security will be recoverable before the Company is required to sell them or when the security matures. Accordingly, during the three and six months ended June 30, 2022, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive (loss) income.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$5,975	$(23)	$—	$—	$5,975	$(23)
U.S. treasury	14,003	(470)	—	—	14,003	(470)
U.S. agency and government sponsored securities	8,313	(189)	—	—	8,313	(189)
U.S. states and municipalities	26,953	(577)	1,522	(78)	28,475	(655)
Corporate bonds	81,263	(2,322)	7,106	(261)	88,369	(2,583)
Total	$136,507	$(3,581)	$8,628	$(339)	$145,135	$(3,920)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$16,977	$(10)	$—	$—	$16,977	$(10)
U.S. treasury	14,387	(77)	—	—	14,387	(77)
U.S. agency and government sponsored securities	6,985	(19)	—	—	6,985	(19)
U.S. states and municipalities	21,924	(89)	—	—	21,924	(89)
Corporate bonds	85,513	(491)	—	—	85,513	(491)
Total	$145,786	$(686)	$—	$—	$145,786	$(686)
The following table presents the contractual maturities of the Company’s marketable investments as of June 30, 2022 (in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
Due in less than one year	$51,834	$51,254
Due in one to five years	98,221	94,881
Total	$150,055	$146,135
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
The Company did not hold any Level 3 marketable investments as of June 30, 2022 or December 31, 2021. During the six months ended June 30, 2022 and 2021, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2022 or December 31, 2021.
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$4,389	$—	$4,389
Money market funds	14,840	—	—	14,840
Marketable investments:
Commercial paper	—	5,975	—	5,975
U.S. treasury	14,003	—	—	14,003
U.S. agency and government sponsored securities	—	8,313	—	8,313
U.S. states and municipalities	—	29,475	—	29,475
Corporate bonds	—	88,369	—	88,369
Total	$28,843	$136,521	$—	$165,364

	As of December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$10,509	$—	$—	$10,509
Marketable investments:
Commercial paper	—	20,276	—	20,276
U.S. treasury	14,387	—	—	14,387
U.S. agency and government sponsored securities	—	11,535	—	11,535
U.S. states and municipalities	—	39,386	—	39,386
Corporate bonds	—	109,912	—	109,912
Total	$24,896	$181,109	$—	$206,005

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$75,484	$68,374
Work in process	33,902	18,678
Finished goods	186,497	176,452
Inventories	$295,883	$263,504
Accrued Liabilities
The following table shows the components of accrued liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Payroll and employee-related cost	$58,388	$60,015
Accrued expenses	19,900	12,245
Deferred revenue	9,959	5,671
Other accrued liabilities	23,158	21,865
Total accrued liabilities	$111,405	$99,796
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the six months ended June 30, 2022 and twelve months ended December 31, 2021, respectively (in thousands):

	June 30, 2022	December 31, 2021
Balance at the beginning of the period	$4,310	$2,896
Accruals of warranties issued	1,407	2,973
Settlements of warranty claims	(771)	(1,559)
Balance at the end of the period	$4,946	$4,310
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
Fair Value of Consideration Transferred
The following table summarizes the Closing Date fair value of the consideration transferred (in thousands):

Fair value of common stock issued(1)	$174,133
Fair value of replacement stock options(2)	80,693
Consideration for settlement of pre-existing liabilities due to Sixense(3)	(3,810)
Total purchase price	$251,016

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
The following table presents the preliminary allocation of the purchase price for Sixense as of June 30, 2022 (in thousands):

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
Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period, which may be up to one year from the acquisition date. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statement of operations. No measurement period adjustments were recorded during the three and six months ended June 30, 2022.
The intangible assets acquired and the fair value of the privately-held subsidiary stock indirectly acquired are Level 3 fair value measurements for which fair value is derived from valuations using inputs that are unobservable and significant to the overall fair value measurement.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived intangible assets as of June 30, 2022 and December 31, 2021 (in thousands, except weighted-average amortization period):

As of June 30, 2022	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$62,466	$(5,353)	$57,113
Customer relationships	15.0 years	$6,230	$(2,077)	$4,153
Trade secrets and processes	20.0 years	5,256	(1,183)	4,073
Other	5.0 years	1,606	(1,606)	—
Total intangible assets subject to amortization	9.8 years	$75,558	$(10,219)	$65,339
Indefinite-lived intangible assets:
In-process research and development		$20,823	$—	$20,823
Total intangible assets		$96,381	$(10,219)	$86,162

As of December 31, 2021	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$62,466	$(1,784)	$60,682
Customer relationships	15.0 years	$6,762	$(2,029)	$4,733
Trade secrets and processes	20.0 years	5,256	(1,051)	4,205
Other	5.0 years	1,744	(1,569)	175
Total intangible assets subject to amortization	9.8 years	$76,228	$(6,433)	$69,795
Indefinite-lived intangible assets:
In-process research and development		20,823	—	20,823
Total intangible assets		$97,051	$(6,433)	$90,618
The customer relationships and intangible assets classified as “Other” subject to amortization relate to the acquisition of Crossmed S.p.A., the Company’s wholly-owned subsidiary in Italy, during the third quarter of 2017. The gross carrying amount and accumulated amortization of these intangible assets are subject to foreign currency translation effects.
The Company reviews indefinite-lived intangible assets for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that there were no impairment indicators as of June 30, 2022.
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$66	$66	$132	$131
Sales, general and administrative	1,972	212	3,954	425
Total	$2,038	$278	$4,086	$556

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2022 (in thousands):

Total Company
Balance as of December 31, 2021	$166,388
Foreign currency translation	(609)
Balance as of June 30, 2022	$165,779
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined there were no impairment indicators as of June 30, 2022.
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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of June 30, 2022, the Company was in compliance with these requirements.
As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the amended Credit Agreement.
9. Leases
Lease Overview
As of December 31, 2021 and June 30, 2022, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space under non-cancelable operating and finance leases that expire at various dates through 2036, subject to the Company’s option to renew certain leases for an additional five to 15 years. The Company also leases other equipment and vehicles under noncancelable operating and finance leases that expire at various dates through 2026.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the components of the Company’s lease cost, lease term and discount rate during the three and six months ended June 30, 2022 and 2021 (in thousands, except years and percentages):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease Cost
Operating lease cost	$5,034	$1,959	$9,916	$3,879
Finance lease cost:
Amortization of right-of-use assets	810	760	1,616	1,506
Interest on lease liabilities	361	374	723	745
Variable lease cost(1)	2,568	1,356	4,931	2,826
Total lease costs	$8,773	$4,449	$17,186	$8,956

Weighted Average Remaining Lease Term
Operating leases			13.8 years	12.1 years
Finance leases			11.8 years	12.9 years
Weighted Average Discount Rate
Operating leases			4.61%	5.33%
Finance leases			5.30%	5.34%

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
Additionally, during the three and six months ended June 30, 2022, the Company modified existing leases for certain properties that resulted in an increase of right-of-use (“ROU”) assets in exchange for operating leases liabilities.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of June 30, 2022 (in thousands):

	Operating Lease Payments	Finance Lease Payments
2022 (excluding the six months ended June 30, 2022)	$9,046	$1,591
2023	17,807	3,226
2024	17,682	3,242
2025	17,527	3,170
2026	17,673	2,803
Thereafter	186,197	23,518
Total undiscounted lease payments	265,932	37,550
Less imputed interest	(73,480)	(10,090)
Present value of lease liabilities	$192,452	$27,460

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information related to leases during the six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,458	$3,914
Financing cash flows from finance leases	$858	$692
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$51,191	$54,444
Finance leases	$89	$520
10. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both June 30, 2022 and December 31, 2021, the amended license agreement required minimum quarterly royalty payments of $0.3 million. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of revenue for the three months ended June 30, 2022 and 2021 was $0.6 million and $0.6 million, respectively, and for the six months ended June 30, 2022 and 2021, was $1.2 million and $1.1 million, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Stockholders’ Equity
Equity Incentive Plans
Stock Options
Activity of stock options under the Company’s 2005 Stock Plan, 2011 Equity Incentive Plan and Amended and Restated 2014 Equity Incentive Plan (collectively, the "Plans") during the six months ended June 30, 2022 is set forth below:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2021	1,141,814	$27.02
Granted	10,120	197.74
Exercised	(187,856)	24.32
Canceled/Forfeited	(1,000)	22.04
Balance at June 30, 2022	963,078	29.35
Restricted Stock Units
Activity of unvested restricted stock units under the Plans during the six months ended June 30, 2022 is set forth below:

	Number of Shares	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2021	409,482	$210.41
Granted	146,540	187.06
Released/Vested	(74,863)	176.49
Canceled/Forfeited	(15,712)	223.95
Unvested at June 30, 2022	465,447	208.05
As of June 30, 2022, 440,842 restricted stock units are expected to vest.
Stock-based Compensation
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$880	$543	$1,736	$1,341
Research and development	1,514	1,188	2,900	2,250
Sales, general and administrative	6,392	8,072	13,043	12,607
Total	$8,786	$9,803	$17,679	$16,198
As of June 30, 2022, total unrecognized compensation cost was $76.5 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.0 years.
The total stock-based compensation cost capitalized in inventory was $2.0 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively.
12. Accumulated Other Comprehensive (Loss) Income
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
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive (loss) income into earnings affect the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(3,069)	$(2,903)	$(5,972)	$376	$(801)	$(425)
Other comprehensive (loss) income before reclassifications:
Unrealized (loss) — marketable investments	(853)	—	(853)	(142)	—	(142)
Foreign currency translation (losses) gains	—	(3,333)	(3,333)	—	863	863
Income tax effect — expense	—	—	—	33	—	33
Net of tax	(853)	(3,333)	(4,186)	(109)	863	754
Net current-year other comprehensive (loss) income	(853)	(3,333)	(4,186)	(109)	863	754
Balance, end of the period	$(3,922)	$(6,236)	$(10,158)	$267	$62	$329

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance at beginning of the period	$(595)	$(2,035)	$(2,630)	$647	$1,894	$2,541
Other comprehensive (loss) income before reclassifications:
Unrealized (loss) gain — marketable investments	(3,327)	—	(3,327)	(495)	—	(495)
Foreign currency translation gains (losses)	—	(4,201)	(4,201)	—	(1,832)	(1,832)
Income tax effect — expense	—	—	—	115	—	115
Net of tax	(3,327)	(4,201)	(7,528)	(380)	(1,832)	(2,212)
Net current-year other comprehensive (loss) income	(3,327)	(4,201)	(7,528)	(380)	(1,832)	(2,212)
Balance at end of the period	(3,922)	(6,236)	(10,158)	267	62	329

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
The Company’s provision for income taxes for the three months ended June 30, 2022 was $2.5 million, which was primarily due to tax deficiencies (shortfalls) expenses from stock-based compensation attributable to its U.S. jurisdiction as a result of stock price fluctuation, offset by tax benefits attributable to its worldwide losses. The Company’s provision for income taxes for the three months ended June 30, 2021 was $1.9 million, which was primarily due to tax expenses attributable to its worldwide profits, offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction.

The Company’s benefit from income taxes for the six months ended June 30, 2022 was $2.7 million, which was primarily due to tax benefits attributable to its worldwide losses, offset by tax deficiencies (shortfalls) expenses from stock-based

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
compensation attributable to its U.S. jurisdiction as a result of stock price fluctuation. The Company’s provision for income taxes for the six months ended June 30, 2021 was $3.4 million, which was primarily due to tax expenses attributable to its worldwide profits, offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction.

The Company’s effective tax rate was (215.9)% for the three months ended June 30, 2022, compared to 18.7% for the three months ended June 30, 2021. The Company’s change in effective tax rate was primarily attributable to large tax expenses over relatively small worldwide losses for the three months ended June 30, 2022, when compared to small tax expenses over relatively large worldwide profits for the three months ended June 30, 2021. The Company’s effective tax rate was 42.5% for the six months ended June 30, 2022, compared to 15.2% for the six months ended June 30, 2021. The Company’s change in effective tax rate was primarily attributable to large tax benefits over relatively small worldwide losses for the six months ended June 30, 2022, when compared to small tax expenses over relatively large worldwide profits for the six months ended June 30, 2021.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock units. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of June 30, 2022 and 2021, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit and California DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such are not provided for in the Company’s condensed consolidated financial statements as of June 30, 2022.
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net (loss) income attributable to Penumbra, Inc. per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to Penumbra, Inc.	$(3,687)	$9,231	$(3,608)	$21,067
Denominator:
Weighted average shares used to compute net (loss) income attributable to common stockholders:
Basic	37,767,519	36,523,011	37,707,156	36,489,548
Potential dilutive stock-based options and awards	—	1,059,337	—	1,075,333
Diluted	37,767,519	37,582,348	37,707,156	37,564,881
Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.10)	$0.25	$(0.10)	$0.58
Diluted	$(0.10)	$0.25	$(0.10)	$0.56
For the three months ended June 30, 2022 and 2021, outstanding stock-based awards of 1,766 thousand and 28 thousand shares, respectively, and for the six months ended June 30, 2022 and 2021, outstanding stock-based awards of 1,878 thousand and 37 thousand shares, respectively, were excluded from the computation of diluted net (loss) income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$141,456	$128,402	$285,764	$248,472
International	66,888	55,856	126,475	104,990
Total	$208,344	$184,258	$412,239	$353,462
The following table presents the Company’s revenues disaggregated by product category for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Vascular	$123,543	$100,684	$246,352	$189,849
Neuro	84,801	83,574	165,887	163,613
Total	$208,344	$184,258	$412,239	$353,462
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its Chinese partner, the Company agreed to license the technology for certain products to its Chinese partner to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license agreement, pursuant to which the Company agreed to license the technology for additional products to its Chinese partner on substantially the same terms as the existing license agreement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products.
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of June 30, 2022.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
and comply with agreed-upon specifications and quality standards. This assurance does not constitute a service and is not a separate performance obligation.
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period. During the three and six months ended June 30, 2022, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract liabilities, net
The following information summarizes the Company’s contract assets and liabilities, net as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Contract liabilities, net	$9,646	$5,671
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements. Revenue recognized during the three and six months ended June 30, 2022 relating to contract liabilities as of March 31, 2022 and December 31, 2021 was $7.5 million and $5.7 million, respectively.

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
To address the challenging and significant clinical needs of our key markets, we have developed products that fall into the following broad product families:
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
•REAL Immersive System - portfolio of products that leverages immersive computer-based technologies to deliver engaging, immersive therapeutics to promote better health, motor function and cognition
We support healthcare providers, hospitals and clinics in more than 100 countries. In the six months ended June 30, 2022 and 2021, 30.7% and 29.7% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $412.2 million and $353.5 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $58.8 million. We generated an operating loss of $4.2 million and operating income of $23.8 million for the six months ended June 30, 2022 and 2021, respectively.
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
•We further strengthened our liquidity position by entering into a Credit Agreement (the “Credit Agreement”) on April 24, 2020, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million. This revolving line of credit provides access to capital beyond the $204.4 million in cash, cash equivalents and marketable investments on our balance sheet as of June 30, 2022, and we believe this will allow us to both navigate the current environment and emerge in a strong liquidity position after the pandemic. During the three months ended March 31, 2021, we entered into an amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from April 23, 2021 to February 21, 2022 and had substantially the same terms and conditions as the prior credit agreement with certain changes including the exclusion of certain one-time charges and expenses incurred during the fiscal quarters ended September 30, 2020 and December 31, 2020 from the calculation of the financial covenants, reductions in interest rate floors applicable to revolving loans and other changes to borrowing mechanics under the Credit Agreement. In the first quarter of 2022, we entered into a further amended one-year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The amended Credit Agreement extended the maturity date from February 21, 2022 to February 17, 2023 and has substantially the same terms and conditions as the prior credit agreement with certain changes to the reference benchmark interest rates, applicable margins and borrowing mechanics under the Credit Agreement, having the overall effect of lowering the interest rates payable by the Company on amounts borrowed under the Credit Agreement, and a reduction of the commitment fee payable on the average daily unused amount under the Credit Agreement to 0.25% per annum. As of June 30, 2022, the Company was in compliance with the requirements in the amended Credit Agreement. As of June 30, 2022, there were no borrowings outstanding under the Credit Agreement.
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
In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the impact of COVID-19, the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs due to obsolescence; costs, benefits and timing of new product introductions; costs, benefits and timing of the acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. Additionally, certain unique macroeconomic and geopolitical factors, including those as a result of the Russian invasion of Ukraine, may cause instability and volatility in the global financial markets and disruptions within the healthcare industry that may negatively impact our business. We may experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we may experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development.
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
Sales, General and Administrative (“SG&A”). SG&A expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel and consultants engaged in sales, marketing, finance, legal, compliance, administrative, facilities, information technology and human resource activities. Our SG&A expenses also include marketing trials, medical education, training, commissions, generally based on sales, to direct sales representatives, amortization of acquired intangible assets and acquisition-related costs.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$208,344	100.0%	$184,258	100.0%	$412,239	100.0%	$353,462	100.0%
Cost of revenue	74,309	35.7	65,572	35.6	150,786	36.6	123,439	34.9
Gross profit	134,035	64.3	118,686	64.4	261,453	63.4	230,023	65.1
Operating expenses:
Research and development	19,559	9.4	17,738	9.6	40,123	9.7	35,814	10.1
Sales, general and administrative	114,615	55.0	90,636	49.2	225,515	54.7	170,434	48.2
Total operating expenses	134,174	64.4	108,374	58.8	265,638	64.4	206,248	58.4
(Loss) income from operations	(139)	(0.1)	10,312	5.6	(4,185)	(1.0)	23,775	6.7
Interest (expense) income, net	(72)	0.0	299	0.2	(119)	—	779	0.2
Other expense, net	(956)	(0.5)	(408)	(0.2)	(1,967)	(0.5)	(1,884)	(0.5)
(Loss) income before income taxes	(1,167)	(0.6)	10,203	5.5	(6,271)	(1.5)	22,670	6.4
Provision for (benefit from) income taxes	2,520	1.2	1,904	1.0	(2,663)	(0.6)	3,445	1.0
Consolidated net (loss) income	$(3,687)	(1.8)%	$8,299	4.5%	$(3,608)	(0.9)%	$19,225	5.4%
Net loss attributable to non-controlling interest	—	—	(932)	(0.5)	—	—	(1,842)	(0.5)
Net (loss) income attributable to Penumbra, Inc.	$(3,687)	(1.8)%	$9,231	5.0%	$(3,608)	(0.9)%	$21,067	6.0%

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Vascular	$123,543	$100,684	$22,859	22.7%
Neuro	84,801	83,574	1,227	1.5%
Total	$208,344	$184,258	$24,086	13.1%
Revenue increased $24.1 million, or 13.1%, to $208.3 million in the three months ended June 30, 2022, from $184.3 million in the three months ended June 30, 2021. Overall revenue growth is primarily due to an increase in sales of new and existing products within our vascular and neuro businesses.
Revenue from our vascular products increased $22.9 million, or 22.7%, to $123.5 million in the three months ended June 30, 2022, from $100.7 million in the three months ended June 30, 2021. This increase was primarily attributable to increased revenue in China and the United States, sales of new products and further market penetration of our existing products. The increase in product sales was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 30.3% and 11.8%, respectively in the three months ended June 30, 2022. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products increased $1.2 million, or 1.5%, to $84.8 million in the three months ended June 30, 2022, from $83.6 million in the three months ended June 30, 2021. This increase in revenue was primarily attributable to sales of new products. The increase in sales of new products was driven by an increase in sales of our neuro access products, which globally increased by 14.1%, partially offset by a decrease in sales of our neuro embolization products and neuro thrombectomy products, which decreased by 22.9% and 0.6%, respectively in the three months ended June 30, 2022. Prices for our neuro products remained substantially unchanged during the period.

Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Change
	2022		2021		$	%
	(in thousands, except for percentages)
United States	$141,456	67.9%	$128,402	69.7%	$13,054	10.2%
International	66,888	32.1%	55,856	30.3%	11,032	19.8%
Total	$208,344	100.0%	$184,258	100.0%	$24,086	13.1%
Revenue from product sales in international markets increased $11.0 million, or 19.8%, to $66.9 million in the three months ended June 30, 2022, from $55.9 million in the three months ended June 30, 2021. Revenue from international sales represented 32.1% and 30.3% of our total revenue for the three months ended June 30, 2022 and 2021, respectively.
Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Cost of revenue	$74,309	$65,572	$8,737	13.3%
Gross profit	$134,035	$118,686	$15,349	12.9%
Gross margin %	64.3%	64.4%
Gross margin remained relatively flat, decreasing by 0.1 percentage points to 64.3% in the three months ended June 30, 2022, from 64.4% in the three months ended June 30, 2021. Gross margin is impacted by our ability to scale production capacity to support our expanding portfolio of products, which enabled us to navigate through some macroeconomic factors such as labor shortage, inflation and supply chain headwinds in the three months ended June 30, 2022, as well as our continued investments in COVID-19 related safety measures. We may see continued productivity improvements to offset higher inflation and supply chain pressures resulting in expansion of our gross margin in the future.
Research and Development (“R&D”)

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
R&D	$19,559	$17,738	$1,821	10.3%
R&D as a percentage of revenue	9.4%	9.6%
R&D expenses increased by $1.8 million, or 10.3%, to $19.6 million in the three months ended June 30, 2022, from $17.7 million in the three months ended June 30, 2021. The increase was primarily due to a $3.8 million increase in personnel-related expenses driven by an increase in headcount and a $0.6 million increase in infrastructure costs to support our growth, partially offset by a $2.6 million decrease in product development and testing costs.
We have continued to make investments, and plan to continue to make investments, in the development of our products. As part of our ongoing investment in the development of our products, we are anticipating future payments related to research and development milestones. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development, which may include additional personnel-related expenses in conjunction with the launch of new products.

Sales, General and Administrative (“SG&A”)

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
SG&A	$114,615	$90,636	$23,979	26.5%
SG&A as a percentage of revenue	55.0%	49.2%
SG&A expenses increased by $24.0 million, or 26.5%, to $114.6 million in the three months ended June 30, 2022, from $90.6 million in the three months ended June 30, 2021. The increase was primarily due to a $8.7 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $4.6 million increase in infrastructure costs, a $3.1 million increase in travel and other in-person related expenses, a $2.5 million increase in information technology expenses and other professional services primarily associated with our Enterprise Resource Planning (“ERP”) system implementation, a $2.5 million increase in costs related to marketing events, and a $1.8 million amortization expense of finite lived intangible assets acquired in connection with the Sixense acquisition.
As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees in critical roles that support our strategic initiatives. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Provision for income taxes	$2,520	$1,904	$616	32.4%
Effective tax rate	(215.9)%	18.7%
Our provision for income taxes was $2.5 million for the three months ended June 30, 2022, which was primarily due to tax deficiencies (shortfalls) expenses from stock-based compensation attributable to our U.S. jurisdiction as a result of stock price fluctuation, offset by tax benefits attributable to our worldwide losses. Our provision for income taxes was $1.9 million for the three months ended June 30, 2021, which was primarily due to tax expenses attributable to our worldwide profits, offset by excess tax benefit from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was (215.9)% for the three months ended June 30, 2022, compared to 18.7% for the three months ended June 30, 2021. Our change in effective tax rate was primarily attributable to large tax expenses over relatively small worldwide losses for the three months ended June 30, 2022, when compared to small tax expenses over relatively large worldwide profits for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Vascular	$246,352	$189,849	$56,503	29.8%
Neuro	165,887	163,613	2,274	1.4%
Total	$412,239	$353,462	$58,777	16.6%
Revenue increased $58.8 million, or 16.6%, to $412.2 million in the six months ended June 30, 2022, from $353.5 million in the six months ended June 30, 2021. Overall revenue growth is primarily due to an increase in sales of new and existing products within our vascular and neuro businesses.
Revenue from our vascular products increased $56.5 million, or 29.8%, to $246.4 million in the six months ended June 30, 2022, from $189.8 million in the six months ended June 30, 2021. This increase was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 36.5% and 19.5%, respectively, in the six months ended June 30, 2022. These increases were primarily due to higher sales volume as a result of sales of new products and further market penetration of our existing products. Prices for our vascular products remained substantially unchanged during the period.

Revenue from our neuro products increased $2.3 million, or 1.4%, to $165.9 million in the six months ended June 30, 2022, from $163.6 million in the six months ended June 30, 2021. This increase in revenue from our neuro products was primarily attributable to increased revenue in China and the United States, sales of new products, and further market penetration of our existing products. This increase was driven by an increase in sales of our neuro access products which globally increased by 7.6%, partially offset by a decrease in sales of our neuro embolization and neuro thrombectomy products of 15.0% and 0.9%, respectively, in the six months ended June 30, 2022. Prices for our neuro products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,				Change
	2022		2021		$	%
	(in thousands, except for percentages)
United States	$285,764	69.3%	$248,472	70.3%	$37,292	15.0%
International	126,475	30.7%	104,990	29.7%	21,485	20.5%
Total	$412,239	100.0%	$353,462	100.0%	$58,777	16.6%
Revenue from sales in international markets increased $21.5 million, or 20.5%, to $126.5 million in the six months ended June 30, 2022, from $105.0 million in the six months ended June 30, 2021. Revenue from international sales represented 30.7% and 29.7% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.
Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Cost of revenue	$150,786	$123,439	$27,347	22.2%
Gross profit	$261,453	$230,023	$31,430	13.7%
Gross margin %	63.4%	65.1%
Gross margin decreased 1.7 percentage points to 63.4% in the six months ended June 30, 2022, from 65.1% in the six months ended June 30, 2021, primarily due to higher labor and logistics costs as a result of manufacturing transfer activities and higher labor absenteeism due to the Omicron variant during the three months ended March 31, 2022. Gross margin is impacted by our ability to scale production capacity to support our expanding portfolio of products as well as our continued investments in COVID-19 related safety measures. We may see continued productivity improvements to offset higher inflation and supply chain pressures resulting in expansion of our gross margin in the future.
Research and Development (“R&D”)

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
R&D	$40,123	$35,814	$4,309	12.0%
R&D as a percentage of revenue	9.7%	10.1%
R&D expenses increased by $4.3 million, or 12.0%, to $40.1 million in the six months ended June 30, 2022, from $35.8 million in the six months ended June 30, 2021. The increase was primarily due to a $8.0 million increase in personnel-related expenses driven by an increase in headcount and a $1.3 million increase in infrastructure costs to support our growth, partially offset by a $5.4 million decrease in product development and testing costs.
We have continued to make investments, and plan to continue to make investments, in the development of our products. As part of our ongoing investment in the development of our products, we are anticipating future payments related to research and development milestones. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development, which may include additional personnel-related expenses in conjunction with the launch of new products.

Sales, General and Administrative (SG&A)

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
SG&A	$225,515	$170,434	$55,081	32.3%
SG&A as a percentage of revenue	54.7%	48.2%
SG&A expenses increased by $55.1 million, or 32.3%, to $225.5 million in the six months ended June 30, 2022, from $170.4 million in the six months ended June 30, 2021. The increase was primarily due to a $23.3 million increase in personnel-related expense driven by an increase in headcount and related expenses to support our growth, a $7.9 million increase in travel and other in-person expenses, a $7.7 million increase in infrastructure costs, a $6.9 million increase in cost related to marketing events, a $4.2 million increase in information technology expenses and other professional services primarily associated with our ERP system implementation, and a $3.5 million amortization expense of finite lived intangible assets acquired in connection with the Sixense acquisition.
As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees in critical roles that support our strategic initiatives. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments in infrastructure to support the business.
(Benefit from) Provision For Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(2,663)	$3,445	$(6,108)	(177.3)%
Effective tax rate	42.5%	15.2%
Our benefit from income taxes was $2.7 million for the six months ended June 30, 2022, which was primarily due to tax benefits attributable to our worldwide losses, offset by tax deficiencies (shortfalls) expenses from stock-based compensation attributable to our U.S. jurisdiction as a result of stock price fluctuation. Our provision for income taxes was $3.4 million for the six months ended June 30, 2021, which was primarily due to tax expenses attributable to our worldwide profits, offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. The effective tax rate was 42.5% for the six months ended June 30, 2022, compared to 15.2% for the six months ended June 30, 2021. Our change in effective tax rate was primarily attributable to large tax benefits over relatively small worldwide losses for the six months ended June 30, 2022, when compared to small tax expenses over relatively large worldwide profits for the six months ended June 30, 2021.

Prospectively, our effective tax rate will likely be driven by (1) permanent differences in taxable income for tax and financial reporting purposes, (2) tax expense or benefit attributable to our worldwide financial results, and (3) discrete tax adjustments such as excess tax expenses or benefits related to stock-based compensation. Our income tax provision can be volatile as the amount of excess tax expenses or benefits can fluctuate from period to period due to the price of our stock, the volume of share-based grants exercised or vested, and the fair value assigned to equity awards under U.S. GAAP. In addition, changes in tax law or our interpretation thereof, and changes to our valuation allowance could result in fluctuations in our effective tax rate.
Liquidity and Capital Resources
As of June 30, 2022, we had $572.4 million in working capital, which included $58.2 million in cash and cash equivalents and $146.1 million in marketable investments. As of June 30, 2022, we held approximately 26.0% of our cash and cash equivalents in foreign entities.

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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$58,234	$59,379
Marketable investments	146,135	195,496
Accounts receivable, net	187,389	133,940
Accounts payable	23,096	13,421
Accrued liabilities	111,405	99,796
Working capital(1)	572,357	558,277

(1)Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$59,379	$69,670
Net cash used in operating activities	(44,089)	(17,678)
Net cash provided by investing activities	36,371	29,435
Net cash provided by financing activities	6,490	559
Cash and cash equivalents and restricted cash at end of period	58,234	82,277
Net Cash Used In Operating Activities
Net cash used in operating activities consists primarily of consolidated net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash used in operating activities was $44.1 million during the six months ended June 30, 2022 and consisted of consolidated net loss of $3.6 million and non-cash items of $27.4 million, offset by net changes in operating assets and liabilities of $67.9 million. The change in operating assets and liabilities includes an increase in accounts receivable of $54.3 million due to timing of receipt of payment, an increase in inventories of $36.1 million to support our growth, and an increase in prepaid expenses and other current and non-current assets of $2.5 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $15.7 million, an increase in accounts payable of $9.0 million, and proceeds of $0.2 million received related to lease incentives from operating leases.
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
Net cash provided by investing activities was $36.4 million during the six months ended June 30, 2022 and primarily consisted of proceeds from maturities and sales of marketable investments of $45.8 million, partially offset by capital expenditures of $9.4 million.
Net cash provided by investing activities was $29.4 million during the six months ended June 30, 2021 and primarily consisted of proceeds from maturities and sales of marketable investments, net purchases, of $36.9 million, partially offset by capital expenditures of $7.3 million.
Net Cash Provided By Financing Activities
Net cash provided by financing activities primarily relates to payments of employee taxes related to vested restricted stock units, payments towards the reduction of our finance lease obligations, and proceeds from exercises of stock options and issuance of common stock.

Net cash provided by financing activities was $6.5 million during the six months ended June 30, 2022 and primarily consisted of proceeds from the issuance of common stock under our employee stock purchase plan of $8.0 million and proceeds from exercises of stock options of $4.6 million. This was partially offset by $5.1 million of payments of employee taxes related to vested restricted stock units and $0.9 million in payments towards finance leases.
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
Contractual Obligations and Commitments
During the six months ended June 30, 2022, the Company entered into new leases and modified existing leases for certain properties. See Note “9. Leases” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our future lease obligations.
There have been no other material changes to our contractual obligations and commitments as of June 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Interest Rate Risk. We had cash and cash equivalents of $58.2 million as of June 30, 2022, which consisted of funds held in money market funds, commercial paper, and general checking and savings accounts. In addition, we had marketable investments of $146.1 million, which consisted primarily of commercial paper, corporate bonds, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under our Credit Agreement bear interest at: (1) the adjusted EURIBOR rate, plus an applicable rate, for euro currency revolving borrowing; or (2) an alternate base rate, daily simple SOFR, or adjusted term SOFR rate, as applicable, plus an applicable rate, for revolving borrowing in U.S. dollars. As of June 30, 2022, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the six months ended June 30, 2022 was primarily impacted by higher labor and logistics costs as a result of manufacturing transfer activities and higher labor absenteeism due to the Omicron variant during the three months ended March 31, 2022, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2022 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at June 30, 2022.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended June 30, 2022, we began a multi-stage implementation of a new Enterprise Resource Planning (“ERP”) system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. Accordingly, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Except for the implementation of the new ERP system and related controls, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarterly period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: August 4, 2022
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)