Form 10-K
period 2022-12-31
Penumbra Inc
filed 2023-02-23
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐  No:  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4.5 billion, based on the closing price as reported on the New York Stock Exchange as of such date.
As of February 9, 2023, the registrant had 38,178,925 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which is to be filed not more than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Penumbra, Inc.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Form 10-K, including in the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-K. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “opportunity” or “continue,” the negative of these terms and other comparable terminology, but such words, terms and terminology are not the exclusive means for identifying such statements. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
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
•the COVID-19 pandemic has adversely affected and could in the future adversely affect our business, financial condition, results of operations, or cash flows;
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
•our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our revenue and adversely affect our results of operations;
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
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $847.1 million, $747.6 million and $560.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. This represents an annual increase of 13.3% and 33.4%, respectively. We generated income from operations of $6.1 million for the year ended December 31, 2022, and losses from operations of $7.5 million and $38.9 million for the years ended December 31, 2021 and 2020, respectively.
Our results for the years ended December 31, 2022, 2021 and 2020 were impacted by the COVID-19 pandemic, and while our business falls within the category of healthcare operations, which are essential businesses that have generally been permitted to continue operating during the COVID-19 pandemic, we have experienced, and may continue to experience, disruptions to our operations as a result of the pandemic. For example, at times during the pandemic hospital resources have been diverted to fight the pandemic, and many government agencies in conjunction with healthcare systems have recommended the deferral of elective and semi-elective medical procedures. In addition, the pandemic and the response thereto have impacted global supply chains and labor markets, resulting in cost inflation and raw material supply constraints, as well as an increase in employee turnover rates in certain jurisdictions, which has impacted, and may continue to impact, our business. While the acute phase of the pandemic has subsided due to the development and widespread availability of vaccines for COVID-19, we remain mindful of the potential negative impacts on business trends resulting from the COVID-19 pandemic and are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, particularly as new variants of the virus spread, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.

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
We generated revenue of $347.7 million, $338.7 million and $292.6 million from our neuro product category for the years ended December 31, 2022, 2021 and 2020, respectively. We generated revenue of $499.4 million, $408.9 million, and $267.8 million from our vascular product category for the years ended December 31, 2022, 2021 and 2020, respectively. The Company designs, develops, manufactures and markets novel products, and operates as one operating segment.
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
Some of the more common neurovascular diseases we focus on are:
•Ischemic Stroke: Ischemic strokes, caused by the blockage of an artery in the brain, represent approximately 87% of strokes, or approximately 700,000 patients annually, in the United States. Of these cases, we estimate that approximately 200,000 are treatable with mechanical thrombectomy, which involves removal of the clot causing the blockage by mechanical means and restoring blood flow to the blocked vessels. Outside of the United States, we estimate, based on published sources, that there are approximately 9.7 million ischemic strokes annually and that 1.9 million of these patients are treatable with mechanical thrombectomy. Studies have shown that patients treated with mechanical thrombectomy had improved functional outcomes compared with treatments such as tPA alone.
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
•Acute Coronary Syndrome: Acute Coronary Syndrome is a term used to describe a variety of conditions associated with sudden, reduced blood flow to the heart. One such condition is a heart attack (myocardial infarction) — when cell death results in damaged or destroyed heart tissue. These heart attacks can often be associated with high thrombus burden in the coronary arteries. We estimate that there are approximately 300,000 patients each year in the United States suffering from clot in the coronary vasculature that we believe could benefit from aspiration technology.
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

Product Families		Key Product Brands
NEURO	Thrombectomy	Penumbra System Penumbra RED, JET, ACE catheters 3D Revascularization Device Penumbra ENGINE and other components and accessories
	Embolization	Penumbra Coil 400 POD400 PAC400
Penumbra SMART COIL
	Access	Neuron Neuron MAX Select BENCHMARK BMX96 BMX81 DDC PX SLIM SENDit
	Neurosurgical Tools	Artemis Neuro Evacuation Device
VASCULAR	Thrombectomy	Indigo System Lightning CAT RX
	Embolization	Ruby Coil Ruby LP LANTERN POD (Penumbra Occlusion Device) Packing Coil Packing Coil LP
IMMERSIVE HEALTHCARE	Immersive 3D Computer-based Technology Platform	Real Immersive System
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
Embolization Products
Penumbra Coil 400 is a family of detachable coils developed to offer an improved alternative for the treatment of small to large aneurysms and other larger, more complex lesions. We implemented several proprietary design innovations to enable the coil to maintain shape while achieving biomechanically stable occlusion. Given the size and handling of Penumbra Coil 400, it is able to achieve higher packing density with fewer coils compared to competitive coiling systems.
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
The BENCHMARK family includes our BENCHMARK BMX 96 and BMX 81 Access Systems. BMX 96 provides a larger internal diameter without increasing the outer diameter of the delivery catheter, enabling more working room for all neurovascular procedures while maintaining the same size access site as our Neuron MAX. BMX 81 utilizes the same technology as BMX 96 but has a smaller diameter and is designed for both radial and femoral access.
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
Our vascular products fall into the following broad product families:
Thrombectomy
Indigo System

The Indigo System was designed for continuous aspiration, computer-orchestrated mechanical thrombectomy, leveraging the success of the Penumbra System in ischemic stroke. It is an easy to use thrombectomy system that is powerful, highly trackable, and suited to a wide range of clot morphology in the peripheral arterial, peripheral venous, pulmonary arteries and coronary vasculature. The Indigo System is comprised of four principal components:
•Continuous Aspiration Mechanical Thrombectomy Catheters are robust, durable, trackable and suited for the peripheral and coronary anatomy. We have introduced multiple sizes of catheters for use in both the peripheral and coronary vasculature. CAT Catheters are available in a wide range of sizes and lengths to address a wide range of vessel sizes and clot locations.
•Computer-Orchestrated Aspiration Technology combines our CAT Catheters with microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, enabling physicians to focus on optimizing thrombus removal while helping to mitigate blood loss for arterial and venous applications including the treatment of pulmonary embolism.
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
•Penumbra ENGINE or Penumbra Pump MAX is connected to our CAT catheters and computer-orchestrated aspiration technology, where applicable, and provides the needed aspiration suction force. We developed our proprietary aspiration source as a fully-integrated system specifically for mechanical thrombectomy by vacuum aspiration.
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
Immersive Healthcare Platform
The REAL Immersive System is a proprietary, immersive 3D computer-based technology platform that has the potential to benefit patients over a broad range of healthcare applications, including rehabilitation, mental well-being and cognition. This technology builds on our experience with neuro and vascular medical device innovation and was initially commercialized for conducting upper body rehabilitation in a clinical setting. Studies have shown that adding virtual reality therapy to conventional therapy is effective in improving patient engagement and outcomes, particularly with systems that are fully immersive, customized for the healthcare setting, and fun and engaging for patients. Our REAL Immersive System products include the REAL i-Series, which features a virtual reality-enabled headset with intuitive gaze navigation and exclusive experiences and activities designed to address mental well-being and cognition, and the REAL y-Series, which includes upgraded hardware and sensor technology as well as an expanded content library to include activities that address motor skills, cognition, core and balance, functional tasks, activities of daily living, vision and wellness. In the fourth quarter of 2022, we introduced the first full body, non-tethered immersive healthcare offering for rehabilitation, which uses upper and lower body sensors that allow clinicians to track full body movement and progress in real time and to support a broad range of physical, cognitive and mental well-being for patients undergoing physical or occupational therapy. We intend to continue to pursue healthcare applications where our immersive 3D computer-based technology platform can improve the quality of life of patients with a variety of conditions.
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
Manufacturing
We currently maintain our manufacturing facilities in Alameda and Roseville, California and currently produce substantially all of our products in-house. Our manufacturing facilities are International Organization for Standardization (“ISO”) 13485 compliant. We received ISO 13485:2016 certification of our Alameda facility in 2018 and successfully completed our most recent surveillance audit in 2022. We received ISO 13485:2016 certification of our Roseville facility in 2020 and successfully completed our most recent surveillance audit in 2022. In 2007, our Quality Management System (“QMS”) was first audited to the European Union’s Medical Device Directive in support of product CE marking, and we successfully completed our most recent surveillance audit in 2022. We participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan by a single auditing organization. We received our first MDSAP certification in 2018 and successfully completed our most recent surveillance audit in 2022.
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
We have continued licensing the technology to certain of our products to our partner in China pursuant to a distribution and licensing arrangement entered into in December 2020, as further expanded in February 2022, which permits our partner to manufacture and commercialize such products in China in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products. We believe this arrangement will allow us to monetize our technology while helping us to mitigate market risk.
Our direct sales have been, and we anticipate will continue to represent, a majority of our revenues. In 2022, direct sales accounted for approximately 81% of our revenue, with the balance generated by independent distributors that sell our products outside of the United States and by the arrangement with our partner in China, which includes licensing royalty and distribution revenue.
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
Outside the United States, market acceptance of medical devices depends partly upon the availability of reimbursement within the prevailing healthcare payment system. Reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. A small number of countries may require us to gather additional clinical data before or after recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic sense to do so.
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
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular medical devices. Our most notable competitors are Boston Scientific, Inari, Medtronic, Stryker, Terumo, AngioDynamics and several private companies. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. For example, in 2021 some of these competitors acquired technologies that compete with our products in the vascular market. We also compete with a number of smaller medical device companies that have single products or a limited range of products. Some of our competitors have:
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
•demonstrate safety and efficacy in Penumbra-sponsored and third-party clinical trials and studies;

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
As of December 31, 2022, we owned and/or had rights to 103 issued patents globally, of which 46 were U.S. patents. As of December 31, 2022, we owned and/or had rights to 75 pending patent applications, of which 37 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, 16 of our issued patents are currently expected to expire between 2025 and 2026; 13 of these patents relate to components of the Penumbra System and the Indigo System. Thirty-six of our issued patents, which relate to components of the Penumbra Coil 400, Ruby Coil System and Smart Coil System, are currently expected to expire between 2029 and 2037. Eighteen patents pertaining to the 3D Revascularization Device are projected to expire between 2032 and 2034. Seventeen patents related to our REAL Immersive System are expected to expire between 2032 and 2041. Some of our pending patent applications pertain to components and methods of use associated with currently commercialized products. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors-Risks Related to Our Intellectual Property” for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 40 U.S. trademark registrations and 171 foreign trademark registrations as of December 31, 2022. Included in the registered trademarks is a mark with our company name and logo.
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
United States
FDA’s Premarket Clearance and Approval Requirements
Each medical device we seek to commercially distribute in the United States will require either a prior premarket notification (or 510(k)) clearance, unless it is exempt, or a premarket approval (“PMA”) from FDA. Medical devices are classified into three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from premarket notification under Section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, postmarket surveillance, patient registries, and guidance documents. A manufacturer may be required to submit to FDA a premarket notification requesting clearance to commercially distribute some Class II devices. Medical devices which pose the greatest risk, such as life-sustaining or life-supporting devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are Class III devices. For Class III devices, a PMA application will be required unless the device was on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device, and PMAs have not been called for. In that case, the manufacturer must submit a premarket notification and obtain 510(k) clearance in order to commercially distribute the device. FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner.
510(k) Clearance Pathway
When a 510(k) clearance is required, a premarket notification must be submitted to FDA demonstrating that the proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976. By regulation, a premarket notification must be submitted to FDA and receive 510(k) clearance from FDA before the device can be marketed in the United States. The Medical Device User Fee Amendments (“MDUFA”) performance goal for a traditional 510(k) clearance is 90 calendar days. As a practical matter, however, clearance often takes longer, because the review clock is paused by FDA to allow time to resolve questions they may have on the 510(k) file. To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the premarket notification demonstrates that the device does not raise new questions of safety and effectiveness. FDA may require further information, including clinical data, to make a determination of substantial equivalence. If FDA determines the device, or its intended use, is not substantially equivalent to a previously cleared device or use, FDA will place the device into Class III, subject to the applicant’s option to submit a De Novo request for FDA to make a risk-based classification of the device into Class I or II.
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
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required for 510(k) clearance. In the United States, for significant risk devices, these trials require submission of an application for an Investigational Device Exemption (“IDE”) to FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and the appropriate institutional review boards (“IRBs”), at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. The sponsor, FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.
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
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, may require a new 510(k) or possibly a PMA. FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and may disagree with a manufacturer’s determination. If FDA disagrees with the determination to not seek a new 510(k) clearance, FDA may retroactively require a 510(k) clearance or possibly a PMA. FDA could also require the manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or a PMA approval is obtained. Also, in these circumstances, there may be significant regulatory fines and penalties.
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
FDA regulations require the registration of manufacturing facilities for medical device manufacturers. Additionally, the California Department of Health Services (“CDHS”) requires registration as a medical device manufacturer within the state. Therefore, FDA and the CDHS may inspect the registered facilities on a routine basis for compliance with the QSR. These regulations include requirements for the manufacturing of products and maintaining of related documentation with respect to manufacturing, testing, maintenance and control activities. Manufacturers are subject to regular QSR inspections in connection with the manufacture of medical devices at registered facilities. Further, FDA requires compliance with various labeling regulations. Failure by manufacturers or by their suppliers to comply with applicable regulatory requirements can result in enforcement action by FDA or state authorities, which may include any of the following sanctions:
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
Regulatory Inspections
We are subject to periodic inspections by FDA and other regulatory entities, such as a European Notified Body, related to the regulatory requirements that apply to medical devices designed and manufactured, and clinical trials sponsored, by us. When FDA conducts an inspection, the inspectors will identify any deficiencies in the form of a notice of inspectional observations, or FDA Form 483. If a notice of inspectional observations or deficiencies is received from FDA following an inspection, we would be required to respond in writing, and would be required to undertake corrective and/or preventive or other actions in order to address FDA’s or other regulators’ concerns. Failure to address FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions.
European Union
Our medical devices are regulated in the European Union as medical devices per the European Medical Devices Regulation 2017/745 (“EU MDR”). An authorized third party, also called a Notified Body, must approve products for CE marking, other than those which are categorized as class I self-certified. The CE mark is contingent upon continued compliance to the applicable regulations, harmonized standards and the quality system requirements of the EU MDR and the ISO 13485 standard.
Our medical devices were previously regulated per the European Union Directive (93/42/EEC), also known as the Medical Device Directive (the “MDD”). In May 2017, the EU MDR was published to replace the MDD and was initially scheduled to be fully implemented on May 26, 2020 (the “EU MDR Effective Date”), with no further applications under the previous directives permitted and therefore requiring that we update our quality management system processes to meet the new EU MDR requirements. On April 17, 2020, the European Parliament postponed the EU MDR Effective Date by 12 months in response to the exceptional circumstances associated with the COVID-19 pandemic, and EU MDR came into effect on May 26, 2021. We have updated our quality management system processes to meet the new EU MDR requirements, which were successfully audited most recently in August 2022 by a Notified Body. We are actively updating technical documentation supporting our medical devices to meet EU MDR requirements and have submitted and obtained approvals for some of our products. We are also working with a Notified Body on transitioning our remaining medical devices CE marked under the MDD to gain CE marking under the EU MDR. CE certificates issued under the MDD prior to May 2021 will remain valid in accordance with their term, but will become void at the latest on May 27, 2024 (the “Transition Period”); however, certain limitations set forth in the EU MDR, such as the inability to substantially change medical devices without Notified Body approval will apply. We do not expect such limitations to have any material impact on our ability to supply our products to the market in the region covered by the EU MDR.
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
Sunshine Act. The Affordable Care Act also included a provision, commonly referred to as the Sunshine Act, that requires any manufacturer of a covered device that provides payments or other transfers of value to a physician or teaching hospital, or to a third party at the request of a physician or teaching hospital, to submit to CMS on an annual basis information about the payments or other transfers of value, with the reported information to be made public on a searchable website. This reporting requirement was expanded by the SUPPORT for Patients and Communities Act, which required manufacturers, beginning January 1, 2021, to report payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives in addition to physicians and teaching hospitals. Similar laws have been enacted at the state level and in foreign jurisdictions, including France.
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
Human Capital Resources
As of December 31, 2022, we had approximately 3,900 employees worldwide. None of our U.S. employees are represented by a collective bargaining agreement. Some of our employees outside of the United States are subject to mandatory, industry-specific collective bargaining agreements or the protections of statutory works councils as required by local law. We have never experienced a work stoppage. We believe our employee relations are good.
In managing our business, we focus on a number of measures and objectives with respect to the attraction, development and retention of our employees that we believe are important to our business, including diversity, communication, compensation, professional development, and health, well-being and safety:
•We are proud to be an equal opportunity employer and to have a diverse employee population and leadership team: for example, as of December 31, 2022, approximately 50% of our employees are female, more than half of our senior management team are female, and approximately 75% of our employee population in the United States are from a minority background. We seek to attract a diverse slate of candidates, including from historically underrepresented groups. We believe that diversity and inclusion in the workplace enhance employee engagement and stimulate innovation, and that people in diverse groups work better, share information more broadly and consider a wider range of views. We pride ourselves on our diverse workforce, which we believe has been and will continue to be a major contributor to our growth and innovation, and intend to continue to make diversity and inclusion a cornerstone of our efforts regarding our workforce.
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
•We recognize the benefits of a healthy workforce. We provide employees at our Alameda campus with on-site restaurants that offer fresh food at discounted pricing for employees, as well as an on-site fitness center. Employees in the United States are also eligible for a gym discount at a local commercial fitness chain. We also support the mental health of our employees by offering an employee assistance program for employees and their families that provides free counseling sessions and offers other resources for employees.
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
•We are committed to maintaining and improving the safety of our employees and our workplace. For example, we have taken a number of steps to address the impact of the COVID-19 pandemic on our employees at various stages of the pandemic, including continuing to pay United States employees impacted by the pandemic consistent with California requirements, permitting most of our office employees to work remotely, providing periodic on-site vaccine and booster clinics and on-site testing, and implementing changes to how we manufacture our products and to other processes in order to prioritize the health and safety of our employees and to operate under the protocols mandated by local and state authorities. We will continue to assess, identify and implement measures to support the health and safety of our employees during the pandemic.
Facilities
We maintain approximately 600,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2022. The leases for these nine buildings expire at various times in 2036, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through February 1, 2035, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2022 is approximately 30,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 210,000 square feet of office and manufacturing facilities in two buildings in Roseville, California. The leases for these two buildings expire in 2035, subject to our option to renew the leases for an additional five to ten years. An additional approximately 50,000 square feet of space in one of the buildings, located at 620 Roseville Parkway, will be added to the lease upon completion of certain improvements to the premises, which is not expected to occur in 2023. In addition, we lease approximately 70,000 square feet of warehouse space in Livermore, California, and approximately 100,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire at various times in 2025 to 2028. The lease for the Salt Lake City warehouse expires in 2027, subject to our option to renew the lease for an additional five years.
We also lease office and warehouse space in Germany, Italy, Australia, Brazil, and Singapore as of December 31, 2022. The offices in Germany and Australia support our direct sales operations in Europe and Australasia, respectively, with the Germany office also supporting distributor relationships in Europe and the Middle East; the offices in Brazil and Singapore support our sales and marketing efforts, including through our distribution partners, in Latin America and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing a third-party logistics provider in the Netherlands.
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
Available Information
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.penumbrainc.com. Information contained in or accessible through our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

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
For example, treatment protocols for ischemic stroke patients vary according to the particular hospital, often resulting in significant delays and gaps in patients being assessed for and receiving interventional treatment. We believe that the stroke care system in the United States has not been historically geared towards interventional treatment of stroke due to the absence of clinical evidence that interventional techniques were effective. Specialist physician societies and we and our competitors are making efforts to alter the existing stroke care pathway, but we anticipate that these efforts will take years to be fully successful. The success of these efforts may depend on whether we and our competitors can effectively use substantial clinical data - demonstrating that intervention yields superior clinical results relative to cases where intervention is not used - to convince specialist physicians to use interventional techniques to treat ischemic stroke patients. Even if these efforts are successful, it may be years before existing systems and care pathways are changed.
Our inability to maintain or grow the market acceptance of our existing products, or to develop and market new products, could result in write-offs of our inventory and otherwise have a material and adverse effect on our business, results of operations, financial condition or cash flows.
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
In addition, our competition may respond more quickly to new or emerging technologies or a changing clinical landscape, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers and strategic partners. Given these factors, we cannot assure you that we will be able to continue or increase our level of success. If we are unable to introduce new and innovative products, or if there are delays in product introductions, our business, results of operations, financial condition or cash flows could be materially adversely affected.
We face significant competition, and if we are unable to compete effectively, we may not be able to achieve or maintain significant market penetration or improve our results of operations.
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular devices. Our most notable competitors are Boston Scientific, Inari, Medtronic, Stryker, Terumo, AngioDynamics and several private companies. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than us. We also compete with a number of smaller medical device companies that have a single product or a limited range of products. Our competitors may be able to spend more on product development, marketing, sales and other product initiatives, or be more focused in their spending and activities, than we can. Some of our competitors have:
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
The COVID-19 pandemic has adversely affected and could in the future adversely affect our business, financial condition, results of operations, or cash flows.
In December 2019, a strain of coronavirus, known as COVID-19, surfaced in Wuhan, China and resulted in an outbreak throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In response to the emergence of the pandemic, governments, public institutions, and other organizations in countries and localities throughout the world took, and in certain cases continue to take, certain measures to combat the spread of COVID-19. While the acute phase of the pandemic has subsided due to the development and widespread availability of vaccines for COVID-19, we have experienced negative impacts from this pandemic and it could materially harm our business, results of operations and financial condition in the future.
For example, at times during the COVID-19 pandemic hospitals and other healthcare providers have faced constraints in their capacities to perform non-COVID related procedures, including staffing shortages, and have also implemented restrictions on vendor access, which limited in certain cases our ability to provide product and case support. In addition, we have experienced certain disruptions in our business due to the pandemic, including changes to our on-site operations, delays in product development efforts and related clinical trials and regulatory clearances and approvals, and other negative impacts on our capacity to develop, commercialize, manufacture, sell and support the use of our products, and there can be no assurances that we will not experience similar disruptions in the future. The COVID-19 pandemic and the response thereto have also impacted global supply chains and labor markets, resulting in cost inflation and raw material supply constraints, as well as an increase in employee turnover rates in certain jurisdictions, which has impacted, and may continue to impact, our business.
These impacts and any further adverse impacts of the COVID-19 pandemic on our business, healthcare systems, the medical device industry or the global economy as a whole could materially and adversely affect our business, financial condition, results of operations, or cash flows.
We face risks related to our investment in our immersive healthcare platform, including our inexperience with virtual reality technology, and we may be unsuccessful in developing and commercializing products using virtual reality technology.

In 2017, we formed a joint venture with Sixense Enterprises Inc. (“Sixense”) to explore healthcare applications using virtual reality technology. Since the formation of the joint venture in 2017, we have invested significant financial resources to develop and commercialize immersive healthcare products. In October 2021, we acquired Sixense for $251.0 million, which was paid in the form of shares of Penumbra common stock and options to purchase Penumbra common stock.
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
If we are unsuccessful in developing and commercializing products using virtual reality technology, our business, financial conditions and results of operations could be materially and adversely affected.
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
Our ability to commercialize new products successfully in both the United States and international markets depends in part on the availability of, and hospitals’ and other customers’ ability to obtain, adequate levels of third-party reimbursement for the procedures or sessions in which our products are used. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a device used in a procedure has not received appropriate FDA or other governmental regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Our ability to commercialize our products successfully will depend, in large part, on the extent to which adequate reimbursement levels for the cost of their use are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations. Further, healthcare in the United States and international markets is also being affected by economic pressure to contain reimbursement levels and costs, and various healthcare reform proposals have emerged and may continue to emerge at the U.S. state and federal level. Changing reimbursement models and the impact of healthcare reform laws, either domestically or internationally could materially adversely affect our business, results of operations, financial condition or cash flows.
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
We require the timely delivery of sufficient amounts of components and materials to manufacture our products. For reasons of quality assurance, cost effectiveness or availability, we procure certain raw materials and components from a single or limited number of suppliers. We generally acquire such raw materials and components through purchase orders placed in the ordinary course of business, and as a result we may not have a significant inventory of these materials and components and generally do not have any guaranteed or contractual supply arrangements with many of these suppliers. Our reliance on these suppliers subjects us to risks that could harm our business, including, but not limited to, difficulty locating and qualifying alternative suppliers. For example, FDA and regulators outside of the United States may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components. In the case of a device with clearance under Section 510(k) of the FD&C Act, referred to as a 510(k), we may be required to submit a new 510(k) if a change in a raw material or component supplier results in a change in a material or component supplied that is not within the 510(k) cleared device specifications. If we need to establish additional or replacement suppliers for some of these materials or components, our access to the materials or components might be delayed while we qualify such suppliers and obtain any necessary FDA approvals or clearances. Our suppliers may also be subject to regulatory inspection and scrutiny. Any adverse regulatory finding or action against those suppliers could impact their ability to supply us with raw materials and components for our products. We may also face delays, yield issues and quality control problems if we are required to locate and secure new sources of supply.
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
Finally, some of our products are sterilized prior to use at a third-party sterilizer in the United States using ethylene oxide. The U.S. Environmental Protection Agency has proposed regulations aimed at reducing hazardous air pollutants, including emissions of ethylene oxide, and any future regulatory action that requires sterilization facilities to modify their sterilization processes to limit the use of ethylene oxide could impact the supply of sterilization services as well as the cost for such services. In addition, certain sterilization facilities in the United States have undergone temporary closures mandated by state agencies in recent years due to concerns over the impact of emissions of ethylene oxide from such facilities, and any future closures could lead to increased demand for sterilization services at the facilities we currently use to sterilize our products, which could prevent us from being able to sterilize our products at a pace sufficient to meet product demand and/or result in an increase in the cost of sterilization services. Any regulations that limit the use of ethylene oxide at, or any temporary or permanent closures of, sterilization facilities, including the facilities we currently use, could, due to the limited number of sterilization facilities and the time required to approve and license, and gain regulatory approval for us to use, a sterilization facility, impact our ability to obtain sterilization services on a timely basis, which could materially adversely affect our results of operations.
We may not be able to achieve or maintain satisfactory pricing and margins for our products.

Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. If we are unable to achieve or maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode and we may be unable to achieve or maintain profitable operations in the future. For example, the COVID-19 pandemic and the response thereto have impacted global supply chains, resulting in an increase in the cost of certain raw materials and components used in our products. While we have taken steps to reduce our manufacturing costs and to increase efficiencies, there can be no assurance that such measures will be successful or will reduce our costs commensurate with the increase in the cost of raw materials and components. If we are unable to increase our pricing or reduce our manufacturing costs in response to increases in the cost of raw materials and components used in our products, our business, results of operations, financial condition and cash flows may be materially adversely affected.
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
We currently maintain our primary manufacturing operations at our facilities in Alameda and Roseville, California. We currently produce substantially all of our products at these facilities, and we can give no assurance that these facilities will be adequate for our future needs. We may need to expend significant capital resources and further increase the size of our manufacturing capabilities as we grow our business. We could, however, encounter problems related to:
•capacity constraints;
•production yields;
•quality control;
•equipment availability; and
•shortages of qualified personnel.
Our continuous product innovation may limit our ability to identify and implement manufacturing efficiencies. Failure to do so may reduce our ability to manufacture our products at commercially reasonable costs. If we are unable to manufacture our products in high volumes at commercially reasonable costs, it could materially affect our ability to adequately increase production of our products and fulfill customer orders on a timely basis, which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
In addition, the occurrence of an adverse event relating to our products, a product recall or a product liability claim against us may cause our stock price to decline, which could result in securities class action litigation claims against us. We were involved in one such lawsuit in 2021, which was voluntary dismissed without prejudice in March 2021, and we may be the target of this type of litigation in the future. Any such litigation could result in substantial costs and a diversion of our management’s attention and resources.
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
Natural disasters or other catastrophic events, such as earthquakes, flooding, wildfires, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, drought, sea level rise and other events beyond our control may cause damage or disruption to our operations, the operations of our suppliers and service providers, international commerce and the global economy, and could seriously harm our revenue and financial condition and increase our costs and expenses. The geographic location of our Alameda, California headquarters and production facilities, as well as the facilities of certain of our key suppliers and service providers, subject them to earthquake and wildfire risks. If a major earthquake, wildfire or other natural disaster were to damage our facilities or the facilities of suppliers and service providers, or impact the ability of our employees or the employees of our suppliers and service providers to travel to their workplace, we may experience potential impacts ranging from production and shipping delays to lost revenues and increased costs, which could significantly harm our business. Moreover, planned widespread blackouts during the peak wildfire season, such as those instituted in October 2019 by Pacific Gas and Electric, the public electric utility in the Northern California region, to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure, particularly if prolonged or frequent, could impact our operations and the operations of our suppliers and service providers located in the Northern California region. Many of our employees and the employees of such suppliers and service providers reside in Alameda County or surrounding counties and may be unable to travel to work or perform their duties remotely for the duration of any power shut off. We do not have multiple-site capacity for all of our operations in the event of a business disruption, and our insurance may not be sufficient to cover losses or additional expense that we may sustain. Furthermore, other parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster or other catastrophic event in any of our major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
To successfully market and sell our products internationally, we must address a number of unique challenges applicable to international markets.
For the years ended December 31, 2022, 2021 and 2020, we derived 30.2%, 29.4% and 28.6%, respectively, of our revenue from international sales. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may increase in the future. This revenue and related operations will continue to be subject to the risks and challenges associated with international operations, including:
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
If we are unable to successfully address these challenges, we may not be able to grow our international sales and our results of operations may suffer as a result. For example, certain unique macroeconomic and geopolitical factors, including those as a result of the Russian invasion of Ukraine, may cause instability and volatility in the global financial markets and disruptions within the healthcare industry that may negatively impact our business.
Over the long term, we intend to grow our business internationally and to do so, we will need to spend substantial sums to expand or develop direct sales capabilities in existing and new geographic areas, generate additional sales through existing distributors or attract additional distributors, or enter into other arrangements with third parties in international markets to commercialize our products in such markets. In December 2020, we agreed to license the technology for certain of our products to our partner in China to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products, which we expanded to include additional products in February 2022. We can provide no assurance that this arrangement, which is novel for us, will be successful, or that we will benefit commercially from licensing our technology to a third party in exchange for fixed payments as opposed to selling our products through a distributor. In addition, transferring a portion of our technology to a partner based in China carries risks relating to the intellectual property being transferred. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk in doing business in China. Monitoring and preventing unauthorized use is difficult, and the measures we may take to protect our intellectual property rights may not be adequate to prevent misappropriation.
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
The June 2016 referendum by British voters to exit the European Union and the commencement of the official withdrawal process by the United Kingdom government in March 2017 has created uncertainties affecting business operations in the United Kingdom and the European Union. In December 2020, the United Kingdom and the European Union entered into a trade agreement governing commercial relations after the United Kingdom’s exit from the European Union, which occurred on January 31, 2021. While it is difficult to predict the full extent of the impact of the United Kingdom’s exit from the European Union, changes in the legal and regulatory environments to which our business is subject, trade relations between the United Kingdom and the European Union and other parties, and economic uncertainty in the region could adversely impact our business and results of operations. For example, in connection with its exit from the European Union, the United Kingdom introduced separate medical device regulations, with a transition period for devices that had previously been registered under applicable European Union regulations. While we are actively updating technical documentation supporting our medical devices to meet these requirements and have submitted and obtained our first approvals for some of our product lines, there can be no assurance that we will be able to maintain compliance with such regulations, and any further regulatory changes could adversely impact our ability to market our products in the United Kingdom.
Similarly, following the full implementation of EU MDR on May 26, 2021, Switzerland and the European Union failed to renew the Mutual Recognition Agreement between the parties, resulting in the requirement to register CE-marked devices in Switzerland, and appoint and label a Swiss Authorized Representative and an importer in Switzerland. While we have addressed these requirements and successfully passed an audit by our certifying body to implement the required labeling changes to warrant business continuity in Switzerland, there can be no assurance that we will be able to maintain compliance with such regulations, and any further regulatory changes could adversely impact our ability to market our products in Switzerland.

The United States federal government has imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs or other pricing pressures that we may not be able to offset or may otherwise adversely impact our business and results of operations.
We rely on our distributors to market and sell our products in certain international markets.
We have established a direct sales capability in the United States, most of Europe, Canada and Australia, which we have complemented with distributors in certain other international markets. Sales to distributors represented 18.7%, 16.6% and 14.2% of our revenue in 2022, 2021 and 2020, respectively. Our success outside of the United States, most of Europe, Canada and Australia depends largely upon marketing arrangements with distributors, in particular their sales expertise and their relationships with specialist physicians and affiliated hospitals in their geographic areas. Distributors may terminate their relationship with us, sell competitive products or devote insufficient sales efforts or other resources to our products. We do not control our distributors, and they may not be successful in implementing our marketing plans. In addition, many of our distributors initially obtain and maintain foreign regulatory approval for the sale of our products in their respective countries, and their efforts in obtaining and maintaining regulatory approval may not be as robust as we desire or expect. As our business grows, we may seek to expand or otherwise modify our arrangements with our existing distributors and/or retain the services of additional distributors. For example, in December 2020, we entered into an agreement to license the technology for certain of our products to our partner in China to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products, which we expanded to include additional products in February 2022. However, there can be no assurances that this arrangement, which is novel for us, or other similar arrangements that we may enter into in the future, will be successful. Our failure to maintain our relationships with our existing distributors, or our failure to recruit and retain additional skilled distributors in existing or new international markets, could have an adverse effect on our operations. If current or future distributors do not perform adequately, or if we lose a significant distributor, we may not be able to maintain existing levels of international revenue or realize expected long term international revenue growth. We have in the past experienced turnover with some of our distributors that has adversely affected sales in the countries in which those distributors operate. Similar occurrences could happen in the future.
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
We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Approximately 30.2%, 29.4%, and 28.6% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively, were derived from sales in non-U.S. markets, and we expect sales from non-U.S. markets to continue to represent a significant portion of our revenue. For direct sales in our international markets, we are paid by our customers in their local currency, which is primarily euros. For sales to distributors in our international markets, we are paid in either U.S. dollars, euros or Japanese yen, with some sales being denominated in other currencies. Therefore, when the U.S. dollar strengthens relative to the euro, yen or other local currency, our U.S. dollar reported revenue from non-U.S. dollar denominated sales will decrease, or we will need to increase our non-U.S. dollar denominated prices, which may not be commercially practical. Conversely, when the U.S. dollar weakens relative to the euro, yen or other local currency, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Global markets and foreign currencies, including the Euro and the British Pound, were adversely impacted, as a result of the June 2016 referendum by

British voters to exit the European Union and volatility in foreign currencies is expected to continue as the United Kingdom executes its exit from the European Union. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows. For example, during 2022 the U.S. dollar strengthened relative to many local currencies in the non-U.S. markets where we do business, which adversely affected our U.S. dollar reported revenue.
We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, our business and results of operations may suffer.
We have significantly expanded our overall business, research and development, customer base, product portfolio, employee headcount and operations in recent periods. We have also established new operations in other countries. We have increased our total number of full-time employees from approximately 1,100 as of December 31, 2015, to approximately 3,900 as of December 31, 2022. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
We plan to continue to increase our salesforce. Our experience has been that it takes at least six months, and often longer, before new sales personnel generate enough sales to cover their costs, resulting in increased costs without offsetting revenue during periods in which we are increasing the size of our salesforce.
More systems, facilities, processes and management employees are needed to allow us to continue to grow successfully. We are expanding and renovating our existing facilities around the world but particularly in Alameda, California, driven by our need to expand the space available for our product development and test capacities, as well as our need for additional information technology and office space. The expansion and renovation of our facilities entail risks that could cause disruption in the operations of our business. Such risks include potential interruption in data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases. To meet anticipated demand for our products, we will also have to continue to buy additional equipment and hire additional research and development and manufacturing employees, including quality control personnel and other personnel involved in the production process. This expansion could result in operating difficulties including, but not limited to, difficulties in hiring the appropriate number of research and development and manufacturing employees, training and managing an increasing number of employees, delays in production and shipments, manufacturing inefficiencies and employees not working at capacity. In addition, at certain times we may need to rely on third party consultants, which may cost more than employees and may create operating inefficiencies and difficulties. If we do not adapt to meet these evolving challenges and if we are unable to manage our growth successfully, it could have a material and adverse effect on our business, results of operations, financial condition or cash flows.
We have experienced robust growth in the market for our products and we believe the demand for our products may not continue to grow at these rates.
Annual revenue from our neuro products and vascular products increased by $286.7 million, or 51.2%, over a two-year period from 2020 to 2022. This growth was the result of many factors, including but not limited to continued investment in our sales force, a shift to endovascular treatment as the standard of care in treatment of stroke and increased adoption of our products, particularly in the vascular market. As we continue to grow and scale our business, our future growth rates may be more gradual.
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
We rely on the efficient and uninterrupted operation of information technology systems to process, transmit and store electronic information in our day-to-day operations. All information technology systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. In 2020, we began planning for a new enterprise resource planning (“ERP”) software system implementation which will replace certain existing business, operational, and financial processes and systems. This ERP implementation project, the first phase of which began in April 2022, has required and will continue to require investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. This system change entails certain risks, including difficulties with changes in business processes that could disrupt our operations, such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. During the transition, we continue to rely on a combination of our existing and new ERP systems for financial statement reporting purposes, which may be costly or inefficient, while the implementation of the new system may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and changes, this may have an adverse impact on our financial condition and operating results.
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
In an effort to reduce costs, many hospitals within the United States are members of Group Purchasing Organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”). GPOs and IDNs negotiate pricing arrangements with medical device companies and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

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
If we are unable to educate specialist physicians or other healthcare providers in the proper use of our products, which may be more complex than competitive products or alternative treatments that do not use our products, our business may be material adversely affected and we may experience a high risk of product liability.
The successful use of our products depends, in part, on our ability to educate specialist physicians or other healthcare providers in the proper use of our products, which may be more complex than competitive products or alternative treatments that do not use our products. We educate specialist physicians or other healthcare providers on the proper techniques in using our products to achieve the intended outcome. However, our products may be more complicated to operate than competitive products or alternative treatments that do not use our products. In the event that specialist physicians or other healthcare providers perceive that our products are complex relative to alternative products or established treatments that do not use our products, we may have difficulty gaining or increasing adoption of our products. Further, we may be unable to provide adequate education on the use of our products to specialist physicians or other healthcare providers, and some specialist physicians or other healthcare providers may not be willing to invest the time required to become properly educated on the use of our products. If we are unable to educate specialist physicians or other healthcare providers to properly use our products, this may lead to inadequate demand for our products and materially adversely affect our business, results of operations, financial condition or cash flows.
In addition, if we do not adequately educate specialist physicians or other healthcare providers on the use of our products, and our products are used incorrectly during procedures, we may be subject to claims against us by such specialist physicians or other healthcare providers, their hospitals or their patients. Our business, including our reputation, may consequently be adversely affected by any litigation that may occur based on error in the use of our products, and such litigation could also materially adversely affect our results of operations, financial condition or cash flows.
Regulatory Risks
We are subject to stringent domestic and foreign medical device regulations, which may impede the approval or clearance process for our products, hinder our development activities and manufacturing processes and, in some cases, result in the recall or seizure of previously approved or cleared products.
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by FDA and by comparable regulatory authorities in foreign countries and by other regulatory agencies and governing bodies. Manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, most medical devices (Class II & III) must receive FDA clearance or approval before they can be commercially marketed in the United States. FDA may require testing and surveillance programs to monitor the effects of cleared or approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-marketing programs. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards and requirements before a medical device can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA and foreign regulatory authorities for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to our products and result in limitations on the indicated uses of our products. We cannot provide assurance that we will receive the required approval or clearance from FDA and foreign regulatory authorities for future products on a timely basis. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. We cannot be certain that our future clinical trials will demonstrate the safety and effectiveness of any of our future products or will result in clearance or approval to market any of these products. In addition, our development activities could be harmed or delayed by a shutdown of the U.S. government, including FDA. The failure to receive approval or clearance for significant new products on a timely basis could have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
A component of our strategy is to continue to modify and upgrade our medical devices that have been cleared by FDA. FDA requires device manufacturers to make a determination of whether a modification requires a clearance; however, FDA can review a manufacturer’s decision not to submit for additional clearances. Any modifications to an FDA cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use may require a new 510(k) clearance or possibly a PMA. We may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our existing products in a timely manner, or at all. There can be no assurance that FDA will agree with our decisions not to seek clearances for particular device modifications. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made minor modifications to our medical devices in the past and may make additional minor modifications in the future that we believe do not or will not require additional clearances and are well documented within our design control procedure. If FDA requires new clearances or approvals for any modifications, and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to recall and to stop the manufacturing and marketing of the modified device until we obtain FDA approval or clearance, and we may be subject to significant regulatory fines or penalties, all of which could harm our results of operations and require us to redesign our products.
We may not receive necessary foreign regulatory approvals or clearances or otherwise comply with foreign regulations.
For the years ended December 31, 2022, 2021 and 2020, sales outside the United States accounted for approximately 30.2%, 29.4%, and 28.6%, respectively, of our total sales, and this percentage may increase in future years. Foreign regulatory bodies have established varying regulations. Specifically, the European Union has promulgated rules that require that medical device products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Although we have received CE markings for all of the medical devices we currently sell in the European Union, we can give no assurance that we will be able to obtain European Union approval for any of our future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.
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
We are required to register with FDA as a device manufacturer and as a result, we are subject to periodic inspection by FDA for compliance with FDA’s QSR requirements, which requires manufacturers of medical devices to adhere to certain requirements, including testing, quality control and documentation procedures. In addition, the federal MDR regulations require us to provide information to FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or has malfunctioned, and if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. On March 1, 2016, the ISO issued a new Quality Management System (“QMS”) standard for medical device manufacturers, ISO 13485:2016. We received certification to ISO 13485:2016 in 2018 and successfully completed our most recent surveillance audit in 2022. Compliance with this standard is subject to continual review and is monitored through periodic inspections by our notified body. Some foreign countries, most notably Japan and Brazil, have similar requirements or may require inspections of our manufacturing facilities before approving a product for sale in their country. We participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan. We received our first MDSAP certification in 2018 and successfully completed our most recent surveillance audit in 2022. Some of our suppliers are subject to the same or similar scrutiny. If we or our suppliers fail to adhere to QSR, ISO or other regulatory requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or approvals, recalls or other consequences, which could in turn have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
Third parties may challenge any existing patent or future patent we own or license through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them. In any of these proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable, or even if valid and enforceable, insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or reexamination by the USPTO if a third party asserts a substantial question of patentability against any claim of a U.S. patent we own or license. The adoption of the Leahy-Smith America Invents Act (“Leahy-Smith Act”) in September 2011 established additional opportunities for third parties to invalidate U.S. patent claims, including inter partes review and post-grant review proceedings. Outside of the United States, patents we own or license may become subject to patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent. In addition, such proceedings are very complex and expensive, and may divert our management’s attention from our core business. If any of our patents are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our product candidates, and if we do not own or have exclusive rights to other enforceable patents protecting our products or other technologies, competitors and other third parties could market products and use processes that are substantially similar to, or superior to, ours and our business would suffer.

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
We own 40 trademarks, related to our company name, logo, products and technology, that are registered with the USPTO as well as 171 trademarks registered outside of the United States as of December 31, 2022. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. There is no guarantee we will be able to secure registration for any of our pending trademark applications with the USPTO or comparable foreign authorities. In addition, third parties have registered trademarks similar or identical to our trademarks, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries where such third parties have registered such trademarks or obtained such common law rights. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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
Since our initial public offering in September 2015, we have financed our business primarily through our operations and sales of our equity securities. We are unable to predict the extent of any future operating cash flows or whether we will be able to achieve, maintain or grow our profitability in the future. If we require additional financing to continue or expand our operations, for research and development, for acquisitions or for other purposes, we may determine to engage in equity or debt financings or incur other indebtedness. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If needed funds are not available in adequate amounts or on acceptable terms from additional financing sources, our business will be materially adversely affected.

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
Our excess tax benefits and deficiencies are required to be recorded in the income statement when stock awards vest or are settled and as discrete items on the tax rate in the period in which they occur. The amount of excess tax benefits and deficiencies can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP. For interim reporting purposes, we are required to exclude the excess tax benefits and deficiencies from the annual estimated tax rate and not to forecast the potential impact to our rate. As a result, we could experience an effective tax rate significantly different from previous periods or from our expectations.
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
The trading price of our common stock has been and is likely to continue to be volatile. From January 1, 2022 through December 31, 2022, our closing stock price as reported on The New York Stock Exchange (“NYSE”) has ranged from $116.09 to $283.98. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Form 10-K or those that we have not anticipated. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our common stock include the following:
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We were involved in one such lawsuit in 2021, which was voluntary dismissed without prejudice in March 2021, and we may be the target of this type of litigation in the future. This litigation could result in substantial costs and a diversion of our management’s attention and resources.
If our executive officers, directors and largest stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other stockholders.
As of December 31, 2022, our executive officers, directors and holders of 5% or more of our outstanding stock and their affiliates beneficially owned approximately 46.1% of our voting stock in the aggregate. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, our directors, executive officers and holders of 5% or more of our outstanding stock beneficially owned approximately 46.1% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2022, approximately 8,200,000 shares of common stock that are either subject to outstanding options or other equity awards or reserved for future issuance under our equity incentive plans have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Primarily as a result of net operating losses, stock-based compensation, various accruals and reserves, and tax credits, we maintain foreign and domestic DTAs. DTAs reflect an expected benefit to be realized in the future that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. DTAs are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors or regulatory authorities. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the benefits of the domestic DTAs we maintain as of December 31, 2022, exclusive of our federal research and development tax credit and California DTAs. However, it is possible that some of our foreign or domestic DTAs could ultimately expire unused, or future DTAs could be created, due to vesting or settlement of stock awards or other book to tax differences, in which we will not have sufficient taxable income in the future to fully utilize these and which will result in us recording a valuation allowance. Therefore, unless we are able to generate sufficient taxable income, a substantial valuation allowance to reduce our DTAs may be required, which would materially increase our tax expense in the period the valuation allowance is recorded and could have a material adverse impact on our financial condition and results of operations.
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
We rely on information technology, telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems are vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, data breach, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation and customer and employee relationships, suffer disruptions to our business and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our information technology may be susceptible to damage, disruptions or shutdowns due to power outages, user errors, implementation of new operational systems or software or upgrades to existing systems and software, or catastrophes or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions and we may lose business or brand reputation, resulting in a material and adverse effect on our business, financial condition, results of operations or cash flows.
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
Additionally, we are subject to laws and regulations with respect to the collection, use, disclosure, transfer and storage of personal data that we may collect from our employees, customers, third parties that we do business with, or patients or in conjunction with clinical trials, or that we may receive in connection with the use of our products, including our immersive healthcare products. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, established new, and in some cases more stringent, requirements for data protection in Europe. Under the GDPR, enhanced data protection requirements as well as substantial fines for breaches of personal data will apply and increase our obligations and potential liabilities for the personal data that we process or control. Several other privacy laws have recently been adopted in domestic and foreign jurisdictions where we do business that could present similar issues. We have modified and will continue to modify our practices in order to comply with these and other requirements, which requires us to incur costs and expenses, and we may face difficulties in complying with all privacy and data protection legal requirements that apply to us now or in the future, as well as financial penalties and liabilities if we are unable to do so.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We maintain approximately 600,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2022. The leases for these nine buildings expire at various times in 2036, subject to our option to renew certain leases for an additional five to fifteen years. From time to time through February 1, 2035, if any space in any of the buildings located in the same business park as our campus becomes vacant, that space will be added to the lease. The maximum additional space that could be added under this provision of the lease as of December 31, 2022 is approximately 30,000 square feet. The Company has a right of first offer to lease any space that becomes available after such date. We also lease approximately 210,000 square feet of office and manufacturing facilities in two buildings in Roseville, California. The leases for these two buildings expire in 2035, subject to our option to renew the leases for an additional five to ten years. An additional approximately 50,000 square feet of space in one of the buildings, located at 620 Roseville Parkway, will be added to the lease upon completion of certain improvements to the premises, which is not expected to occur in 2023. In addition, we lease approximately 70,000 square feet of warehouse space in Livermore, California, and approximately 100,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire at various times in 2025 to 2028. The lease for the Salt Lake City warehouse expires in 2027, subject to our option to renew the lease for an additional five years.
We also lease office and warehouse space in Germany, Italy, Australia, Brazil, and Singapore as of December 31, 2022. The offices in Germany and Australia support our direct sales operations in Europe and Australasia, respectively, with the Germany office also supporting distributor relationships in Europe and the Middle East; the offices in Brazil and Singapore support our sales and marketing efforts, including through our distribution partners, in Latin America and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing a third-party logistics provider in the Netherlands.
ITEM 3. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “PEN” since September 18, 2015. Prior to that date, there was no established public trading market for our common stock. As of February 9, 2023, there were 34 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment and (ii) the NYSE Composite for the period from December 29, 2017 through December 30, 2022. The figures represented below assume an investment of $100 in our common stock on December 29, 2017 and in the S&P Healthcare Equipment and NYSE Composite and the reinvestment of dividends into shares of common stock for the years ended December 31, 2018, 2019, 2020, 2021 and 2022. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022
Penumbra	PEN	$100.00	$129.86	$174.57	$185.97	$305.33	$236.41
NYSE Composite	NYA	100.00	88.80	108.62	113.40	134.00	118.55
S&P 500 Healthcare Equipment Index	XHE	100.00	108.90	133.19	177.03	182.41	139.84
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
We sell our products to hospitals and other healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. In 2022, 30.2% of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure, but do not currently engage in hedging.
We generated revenue of $847.1 million, $747.6 million and $560.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. This represents an annual increase of 13.3% and of 33.4%, respectively. We generated income from operations of $6.1 million for the year ended December 31, 2022, and losses from operations of $7.5 million and $38.9 million for the years ended December 31, 2021 and 2020, respectively.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which spread throughout the U.S. and the world. In response, governments issued orders restricting certain activities, and while our business falls within the category of healthcare operations, which are essential businesses that have generally been permitted to continue operating during the COVID-19 pandemic, we have experienced, and may continue to experience, disruptions to our operations as a result of the pandemic. For example, at times during the pandemic, hospital resources have been diverted to fight the pandemic, and many government agencies, in conjunction with healthcare systems, have recommended the deferral of elective and semi-elective medical procedures. In addition, the pandemic and the response thereto have impacted global supply chains and labor markets, resulting in cost inflation and raw material supply constraints, as well as an increase in employee turnover rates in certain jurisdictions, which has impacted, and may continue to impact, our business.
In order to navigate the pandemic, we made certain changes to how we manufacture, inspect and ship our products to prioritize the health and safety of our employees and to operate under the protocols mandated by our local and state governments. We took steps to strengthen our liquidity position, which included the issuance and sale of an aggregate of 865,963 shares of our common stock at a public offering price of $166.00 per share in an underwritten public offering in June 2020, pursuant to which we received approximately $134.8 million in net cash proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering expenses of $0.4 million. We also entered into a Credit Agreement (the “Credit Agreement”) in April 2020 with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders, which is secured and provides for up to $100 million in available revolving borrowing capacity beyond the $188.0 million in cash, cash equivalents and marketable investments on our balance sheet as of December 31, 2022 with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million. The Credit Agreement originally matured on April 23, 2021 and was subsequently amended during the three months ended March 31, 2021, 2022 and 2023 to extend the maturity date and make other changes to the terms of the Credit Agreement. The Credit Agreement currently matures on February 16, 2024. Refer to Part II, Item 9B, “Other Information” and Note “8. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Form 10-K for more information.
While the acute phase of the pandemic has subsided due to the development and widespread availability of vaccines for COVID-19, we are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, particularly as new variants of the virus spread, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
•The COVID-19 pandemic and measures taken in response thereto, which have negatively affected, and may continue to negatively affect, our revenues and results of operations. For example, as a result of the pandemic and the response thereto, global supply chains have been impacted, and we may experience significant and unpredictable fluctuations in the availability and cost of components and raw materials used in our products.
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
Critical Accounting Policies and Use of Estimates
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition.
We believe the following critical accounting policies involve significant areas where management applies judgments and estimates in the preparation of our consolidated financial statements.
Leases
We determine if an arrangement is a lease at inception. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2022, our lease population consisted of operating and finance real estate, equipment and vehicle leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent the our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate which requires our management’s judgement as the rate implicit in the lease is generally not readily determinable. The determination of the our incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as we currently does not carry any debt. The lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our consolidated balance sheet. For more information about our leases, refer to Note “9. Leases.”
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
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. During the year ended December 31, 2022, we made no material changes in estimates for variable consideration.
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
As of December 31, 2022, our net DTA balance on a consolidated basis was $63.3 million, after reduction of a valuation allowance of $46.7 million. We had approximately $148.9 million and $93.6 million of federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income. The federal NOL has an indefinite carryforward period but is limited to offset 80% of taxable income in the year utilized. The state NOL carryforwards have various carryover periods and will begin to expire as early as 2023. As of December 31, 2022, we had federal research and development tax credits of $27.1 million which are generally carried forward for 20 years. We maintained a full valuation allowance against our federal research and development tax credit DTAs net of ACS 740-10 reserve. We had California state research and development tax credits of $24.9 million that may be carried forward indefinitely.
Significant domestic DTAs were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock, as well as operating expenditures including research and development. The recent Sixense acquisition also generated significant domestic DTAs in the year ended December 31, 2021. We assess the ability to realize the benefits of our DTAs in each reporting period by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3)

estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitation on NOL utilization against taxable income. Despite the domestic pretax loss in the year ended December 31, 2022, we determined that we would be in a three-year cumulative adjusted taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation. We also measured our current DTA balances against estimates of future income based on objectively verifiable operating results from our recent history.
We considered our projection of future taxable income in conjunction with relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOL generated in years beginning on or after January 1, 2018. After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, we concluded that sufficient future taxable income will be generated to realize the benefits of our domestic DTAs prior to expiration, other than our federal research and development tax credit DTAs. The tax attribute ordering rules provide that to offset taxable income, NOL must be used prior to the utilization of tax credits. NOL utilization will be limited to 80% of taxable income, which may provide an opportunity for us to use a portion of our tax credits. Accordingly, we cannot assert, at the required more-likely-than-not level of certainty, that we will be able to realize the full benefit of our federal research and development tax credit DTAs, with a limited 20-year carryforward period that will begin to expire in 2026. As a result, we maintained a full valuation allowance against our federal research and development tax credit DTAs net of ASC 740-10 reserve as of December 31, 2022. We intend to continue maintaining this full valuation allowance until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, due to the change of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years for tax purposes, in the future, we may accelerate our NOL utilization in the coming years. As a consequence, we determined there is a reasonable possibility that a portion of this valuation allowance may no longer be needed. The exact timing and amount of the valuation allowance release is highly dependent on the level of taxable income in future years. We will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.
As of December 31, 2022, we do not maintain valuation allowance against any of our foreign DTAs as we believe, at the required more-likely-than-not level of certainty, that our foreign subsidiaries will generate sufficient future taxable income to realize the benefit of their DTAs in full. A full valuation allowance also remains against our California DTA balances.
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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies, overall financial performance (both current and projected) and market capitalization. In the fourth quarter of 2022 and 2021, we performed qualitative assessments for goodwill impairment and determined there were no indicators of impairment. Refer to Note “7. Goodwill” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
Valuation of Assets Acquired and Liabilities Assumed in a Business Combination
For material acquisitions, of which there were none in 2022, we may engage independent appraisers to assist with the determination of the fair value of certain assets acquired and liabilities assumed using recognized business valuation methodologies and information and assumptions provided by our management.
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
Impairment of Intangible Assets
Indefinite-lived intangible assets consist of in-process research and development as of December 31, 2021. Indefinite-lived intangible assets are tested for impairment at least annually in the fourth quarter of each year, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. In conducting the annual impairment test for its indefinite-lived intangible assets, we may first perform a qualitative assessment to determine whether it is more likely than not (i.e. greater than 50% likelihood) that an indefinite-lived intangible asset is impaired. In accordance with the authoritative guidance, we may elect to bypass the qualitative assessment and proceed directly to the quantitative test to compare the fair value of the indefinite-lived intangible asset to the carrying amount. If the fair value of the asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference between the carrying amount and the fair value.
During the third quarter of 2022, the in-process research and development indefinite-lived intangible asset acquired in the fourth quarter of 2021 in connection with the Sixense acquisition was reclassified to a finite-lived developed technology intangible asset upon the completion of the in-process research and development project. In the second quarter of 2020, due to a triggering event, the acquired exclusive right to licensed technology indefinite-lived intangible asset was determined to be impaired and we wrote-off the full carrying amount of the asset. Refer to Note “6. Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
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
Results of Operations
The following table sets forth the components of our consolidated statements of operations in U.S. dollars and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2022		2021		2020
	(in thousands, except for percentages)
Revenue	$847,133	100.0%	$747,590	100.0%	$560,412	100.0%
Cost of revenue	311,926	36.8%	272,208	36.4%	222,237	39.7%
Gross profit	535,207	63.2%	475,382	63.6%	338,175	60.3%
Operating expenses:
Research and development	79,407	9.4%	104,552	14.0%	90,049	16.1%
Sales, general and administrative	449,718	53.1%	378,331	50.6%	287,068	51.2%
Total operating expenses	529,125	62.5%	482,883	64.6%	377,117	67.3%
Income (loss) from operations	6,082	0.7%	(7,501)	(1.0)%	(38,942)	(6.9)%
Interest income, net	137	—%	938	0.1%	1,267	0.2%
Other expense, net	(2,327)	(0.3)%	(3,939)	(0.5)%	(343)	(0.1)%
Income (loss) before income taxes	3,892	0.5%	(10,502)	(1.4)%	(38,018)	(6.8)%
Provision for (benefit from) income taxes	5,894	0.7%	(13,125)	(1.8)%	(18,761)	(3.3)%
Consolidated net (loss) income	$(2,002)	(0.2)%	$2,623	0.4%	$(19,257)	(3.4)%
Net loss attributable to non-controlling interest	—	—%	(2,661)	(0.4)%	(3,555)	(0.6)%
Net (loss) income attributable to Penumbra, Inc.	$(2,002)	(0.2)%	$5,284	0.7%	$(15,702)	(2.8)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Vascular	$499,389	$408,878	$90,511	22.1%
Neuro	347,744	338,712	9,032	2.7%
Total	$847,133	$747,590	$99,543	13.3%
Revenue increased $99.5 million, or 13.3%, to $847.1 million in 2022, from $747.6 million in 2021. The increase in overall revenue was primarily due to an increase in sales of new and existing products within our vascular and neuro businesses.
Revenue from our vascular products increased $90.5 million, or 22.1%, to $499.4 million in 2022, from $408.9 million in 2021. This increase in revenue from our vascular products was primarily attributable to increased revenue in the United States and China and was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 27.7% and 13.6%, respectively, in the year ended December 31, 2022. These increases were primarily due to higher sales volume as a result of sales of new products and further market penetration of our existing products. Prices for our vascular medical devices remained substantially unchanged during the period.
Revenue from our neuro products increased $9.0 million, or 2.7%, to $347.7 million in the year ended December 31, 2022, from $338.7 million in the year ended December 31, 2021. This increase in revenue from our neuro products was primarily attributable to increased revenue in the United States, sales of new products, and further market penetration of our existing products. This increase was driven by an increase in sales of our neuro access products and neuro thrombectomy products, which globally increased by 7.2% and 2.8%, respectively, partially offset by a decrease in sales of our neuro embolization products of 14.1% in the year ended December 31, 2022. Prices for our neuro medical devices remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2022		2021		$	%
	(in thousands, except for percentages)
United States	$591,715	69.8%	$527,789	70.6%	$63,926	12.1%
International	255,418	30.2%	219,801	29.4%	35,617	16.2%
Total	$847,133	100.0%	$747,590	100.0%	$99,543	13.3%
Revenue from sales in international markets increased $35.6 million, or 16.2%, to $255.4 million in 2022, from $219.8 million in 2021. Revenue from international sales represented 30.2% and 29.4% of our total revenue in 2022 and 2021, respectively.
Gross Margin

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Cost of revenue	$311,926	$272,208	$39,718	14.6%
Gross profit	$535,207	$475,382	$59,825	12.6%
Gross margin %	63.2%	63.6%
Gross margin remained relatively flat, decreasing by 0.4% percentage points to 63.2% in 2022, from 63.6% in 2021. Gross margin is impacted by our ability to scale production capacity to support our expanding portfolio of products, which enabled us to navigate through some macroeconomic factors such as labor shortages, inflation, and supply chain headwinds. We may see continued productivity improvements to offset inflation and supply chain pressures resulting in expansion of our gross margin in the future.

Research and Development (“R&D”)

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
R&D	$79,407	$104,552	$(25,145)	(24.1)%
R&D as a percentage of revenue	9.4%	14.0%
R&D expenses decreased by $25.1 million or 24.1%, to $79.4 million in 2022, from $104.6 million in 2021. The decrease was primarily due to $17.6 million of one-time, non-recurring expense associated with the accelerated vesting of options related to the Sixense acquisition in 2021 and a $6.3 million decrease in product development and testing costs. This was partially offset by a $1.7 million increase in infrastructure costs to support our growth.

We have continued to make investments, and plan to continue to make investments, in the development of our products. As part of our ongoing investment in the development of our products, we may make future payments related to research and development milestones. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development, which may include additional personnel-related expenses in conjunction with the launch of new products.
Sales, General and Administrative (“SG&A”)

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
SG&A	$449,718	$378,331	$71,387	18.9%
SG&A as a percentage of revenue	53.1%	50.6%
SG&A expenses increased by $71.4 million, or 18.9%, to $449.7 million in 2022, from $378.3 million in 2021. Excluding the $8.2 million of one-time, non-recurring expense associated with the accelerated vesting of options related to the Sixense acquisition in 2021, the increase was primarily due to a $20.3 million increase in personnel-related expense driven by an increase in headcount and related expenses to support our growth, a $11.9 million increase in infrastructure costs, a $8.8 million increase in travel and other in-person expenses, a $7.9 million increase in costs related to marketing events, a $6.3 million amortization expense of finite lived intangible assets acquired in connection with the Sixense acquisition, and a $5.8 million increase in information technology expenses and other professional services primarily associated with our ERP system implementation.
As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees in critical roles that support our strategic initiatives. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments to support the business.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$5,894	$(13,125)	$19,019	(144.9)%
Effective tax rate	151.4%	125.0%
Our provision for income taxes was $5.9 million in 2022, which was primarily due to income taxes imposed on our worldwide profits, combined with tax deficiencies (shortfalls) from stock-based compensation attributable to our U.S. jurisdiction as a result of stock price fluctuation. Our benefit from income taxes was $13.1 million in 2021, which was primarily due to tax benefits from our worldwide losses, combined with excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our effective tax rate was 151.4% in 2022, compared to 125.0% in 2021. Our change in effective tax rate was primarily attributable to larger tax expenses over small worldwide profits for the year ended December 31, 2022, compared to larger tax benefits over small worldwide losses for the year ended December 31, 2021.
Our effective tax rate is driven by (1) income or loss before taxes, (2) permanent differences in taxable income for tax and financial reporting purposes, (3) tax expense attributable to our foreign jurisdictions, (4) changes to the valuation allowance maintained against our deferred tax assets, and (5) discrete tax adjustments such as excess tax expenses or benefits related to stock-based compensation. Our income tax provision is subject to volatility as the amount of excess tax expenses and benefits can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP. In addition, changes in tax law or our interpretation thereof, and changes to our valuation allowance could cause us to experience an effective tax rate significantly different from previous periods.
We maintained a full valuation allowance against our federal research and development tax credit DTAs net of ASC 740-10 reserve as of December 31, 2022. We intend to continue maintaining this full valuation allowance until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, due to the change of IRC section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years for tax purposes, in the future, we may accelerate our NOL utilization. As a consequence, we determined there is a reasonable possibility that a portion of this valuation allowance may no longer be needed. The exact timing and amount of the valuation allowance release is highly dependent on the level of taxable income in future years. We will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Vascular	408,878	267,783	141,095	52.7%
Neuro	$338,712	$292,629	$46,083	15.7%
Total	747,590	560,412	187,178	33.4%
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

Revenue by Geographic Area
The following table presents revenue by geographic area and from countries that exceeded 10% of our total revenue, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2021		2020		$	%
	(in thousands, except for percentages)
United States	$527,789	70.6%	$400,270	71.4%	$127,519	31.9%
Other International	219,801	29.4%	160,142	28.6%	$59,659	37.3%
Total	$747,590	100.0%	$560,412	100.0%	$187,178	33.4%
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
(Benefit from) Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(13,125)	$(18,761)	$5,636	(30.0)%
Effective tax rate	125.0%	49.3%
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

Quarterly Results of Operations
For our unaudited quarterly results of operations for the eight quarters ended December 31, 2022, please see Note “17. Selected Quarterly Financial Data (Unaudited)” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
Liquidity and Capital Resources
As of December 31, 2022, we had $610.8 million in working capital, which included $69.9 million in cash and cash equivalents and $118.2 million in marketable investments. As of December 31, 2022, we held approximately 21.2% of our cash and cash equivalents in foreign entities.
In June 2020, we issued and sold an aggregate of 865,963 shares of our common stock at a public offering price of $166.00 per share, less the underwriters’ discounts and commissions, pursuant to an underwritten public offering. We received approximately $134.8 million in net cash proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering expenses of $0.4 million. The net proceeds from this offering is to support general corporate purposes, including working capital, continued development of our products, including research and development and clinical trials, potential acquisitions and other business opportunities. Pending the use of the net proceeds from this offering, we invested the net proceeds in investment grade, interest bearing securities.
In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. In order to further strengthen our liquidity position and financial flexibility during the COVID-19 pandemic, on April 24, 2020 we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and originally matured on April 23, 2021. During the three months ended March 31, 2021, 2022 and 2023, the Credit Agreement was amended to extend the maturity date and make other changes to the terms of the Credit Agreement. The Credit Agreement currently matures on February 16, 2024.
As of December 31, 2022, the Company was in compliance with the requirements in the Credit Agreement to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of December 31, 2022, there were no borrowings outstanding under the Credit Agreement. Refer to Part II Item 9B “Other Information” and Note “8. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Form 10-K for more information.
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

The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$69,858	$59,379
Marketable investments	118,172	195,496
Accounts receivable, net	203,384	133,940
Accounts payable	26,679	13,421
Accrued liabilities	106,300	99,796
Working capital(1)	610,767	558,277

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents at beginning of year	$59,379	$69,670	$72,779
Net cash (used in) provided by operating activities	(55,661)	9,502	(33,242)
Net cash provided by (used in) investing activities	54,790	(21,735)	(104,149)
Net cash provided by financing activities	11,622	836	134,917
Cash and cash equivalents at end of year	69,858	59,379	69,670
Net Cash (Used In) Provided By Operating Activities
Net cash (used in) provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-offs and write-downs, changes in deferred tax balances, and the effect of changes in working capital and other activities).
Net cash used in operating activities was $55.7 million in 2022 and consisted of net loss of $2.0 million and net changes in operating assets and liabilities of $121.5 million offset by non-cash items of $67.9 million. The change in operating assets and liabilities includes an increase in inventories of $74.6 million to support our revenue growth, an increase in accounts receivable of $69.9 million, and an increase in prepaid expenses and other current and non-current assets of $1.2 million. This was partially offset by an increase in accounts payable of $13.4 million, an increase in accrued expenses and other non-current liabilities of $10.5 million primarily as a result of the growth in our business activities and proceeds of $0.3 million received related to lease incentives from operating leases.
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
Net cash used in operating activities was $33.2 million in 2020 and consisted of net loss of $19.3 million and non-cash items of $37.2 million offset by net changes in operating assets and liabilities of $51.2 million. The change in operating assets and liabilities includes an increase in inventories of $57.0 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $8.9 million, an increase in accounts receivable of $8.3 million, and a decrease in accounts payable of $0.3 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $23.3 million primarily as a result of the growth in our business activities as well as liabilities incurred related to our voluntary recall in December 2020.

Net Cash Provided By (Used In) Investing Activities
Net cash provided by (used in) investing activities relates primarily to purchases of marketable investments, capital expenditures, payments for leases that have not yet commenced, partially offset by proceeds from maturities and sales of marketable investments.
Net cash provided by investing activities was $54.8 million in 2022 and primarily consisted of proceeds from maturities and sales of marketable investments of $74.1 million, partially offset by capital expenditures of $19.3 million.
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
Net Cash Provided By Financing Activities
Net cash provided by financing activities primarily relates to proceeds from issuance of common stock upon underwritten public offering, payments of employee taxes related to vested restricted stock units, payments towards the reduction of our finance lease obligations and certain acquisition-related payments, and proceeds from exercises of stock options and issuances of common stock.
Net cash provided by financing activities was $11.6 million in 2022 and primarily consisted of proceeds from the issuance of stock under our employee stock purchase plan of $13.8 million and proceeds from exercises of stock options of $7.8 million. This was partially offset by $8.0 million of payments of employee taxes related to vested restricted stock units and payments related to finance lease obligations of $1.8 million.
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
The Company is also subject to certain royalty obligations under a license agreement with amounts due thereunder fluctuating depending on sales levels. Royalty expense included in cost of sales for the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $2.3 million and $2.5 million, respectively. For more information on these royalty obligations, refer to Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
Interest Rate Risk. We had cash and cash equivalents of $69.9 million as of December 31, 2022, which consisted of funds held in general checking, savings, and money market accounts. In addition, we had marketable investments of $118.2 million, which consisted primarily of corporate bonds, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under our Credit Agreement bear interest at: (1) the adjusted EURIBOR rate, plus an applicable rate, for euro currency revolving borrowing; or (2) an alternate base rate, daily simple SOFR, or adjusted term SOFR rate, as applicable, plus an applicable rate, for revolving borrowing in U.S. dollars. As of December 31, 2022, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
Foreign Exchange Risk Management. We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. We bill most sales outside of the United States in local currencies, primarily euro and Japanese yen, with some sales being denominated in other currencies. We expect that the percentage of our sales denominated in foreign currencies may increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. For example, changes in exchange rates negatively affected our revenue as expressed in U.S. dollars for the year ended December 31, 2022. Additionally, changes in exchange rates reduced our expenses as expressed in U.S. dollars for the year ended December 31, 2022, which largely offset the impact to net income for the year resulting from changes in exchange rates that reduced revenue as expressed in U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
While our gross margin for the year ended December 31, 2022 was primarily impacted by higher labor and logistics costs as a result of manufacturing transfer activities and higher labor absenteeism due to the Omicron variant during the three months ended March 31, 2022, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PENUMBRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes – Realizability of Deferred Tax Assets — Refer to Notes 2 and 14 to the financial statements
The Company recognizes deferred income taxes based on differences between the financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates and laws in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets (“DTAs”) to the amounts expected to be realized based on estimates of future taxable income. The Company’s net DTA as of December 31, 2022 was $63.3 million after a reduction of a valuation allowance of $46.7 million.
We identified management’s determination that a valuation allowance is necessary to reduce certain deferred tax assets to their estimated realizable value as a critical audit matter because management utilized significant judgments and estimates in their evaluation, including estimates of future taxable income, cumulative results of operations in recent years, and respective carryforward periods of tax attributes available to date. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to assessing such positive and negative evidence, including assessing how management’s assumptions may be affected by the future operations of the Company, market, and/or economic conditions.

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
•With the assistance of our income tax specialists, we considered the following sources of information used in management’s evaluation of whether deferred taxes are more likely than not to be realized:
–Estimates of future taxable income.
–The length of net operating loss carryforward periods.
–The ability to carryback losses to prior years.
–Tax credit carryforward and consideration of when those will expire.
•We evaluated whether the taxable income in historical periods was of the appropriate character and available under the tax law.
•We evaluated management’s assessment of the positive and negative evidence utilized to conclude whether a valuation allowance was necessary.

/s/ Deloitte & Touche LLP
San Francisco, California
February 23, 2023
We have served as the Company's auditor since 2008.

Penumbra, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$69,858	$59,379
Marketable investments	118,172	195,496
Accounts receivable, net of allowance for credit losses of $862 and $2,092 at December 31, 2022 and 2021, respectively	203,384	133,940
Inventories	334,006	263,504
Prepaid expenses and other current assets	30,279	29,155
Total current assets	755,699	681,474
Property and equipment, net	65,015	58,856
Operating lease right-of-use assets	192,636	131,955
Finance lease right-of-use assets	33,323	36,276
Intangible assets, net	81,161	90,618
Goodwill	166,046	166,388
Deferred taxes	64,213	65,698
Other non-current assets	12,793	12,985
Total assets	$1,370,886	$1,244,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,679	$13,421
Accrued liabilities	106,300	99,796
Current operating lease liabilities	10,033	8,267
Current finance lease liabilities	1,920	1,713
Total current liabilities	144,932	123,197
Non-current operating lease liabilities	198,955	137,045
Non-current finance lease liabilities	24,865	26,523
Other non-current liabilities	3,276	3,558
Total liabilities	372,028	290,323
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value per share - 5,000,000 shares authorized, none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share - 300,000,000 shares authorized, 38,107,977 issued and outstanding at December 31, 2022; 300,000,000 shares authorized, 37,578,483 issued and outstanding at December 31, 2021	38	37
Additional paid-in capital	963,040	910,614
Accumulated other comprehensive loss	(8,124)	(2,630)
Retained earnings	43,904	45,906
Total stockholders’ equity	998,858	953,927
Total liabilities and stockholders’ equity	$1,370,886	$1,244,250
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$847,133	$747,590	$560,412
Cost of revenue	311,926	272,208	222,237
Gross profit	535,207	475,382	338,175
Operating expenses:
Research and development	79,407	104,552	90,049
Sales, general and administrative	449,718	378,331	287,068
Total operating expenses	529,125	482,883	377,117
Income (loss) from operations	6,082	(7,501)	(38,942)
Interest income, net	137	938	1,267
Other expense, net	(2,327)	(3,939)	(343)
Income (loss) before income taxes	3,892	(10,502)	(38,018)
Provision for (benefit from) income taxes	5,894	(13,125)	(18,761)
Consolidated net (loss) income	$(2,002)	$2,623	$(19,257)
Net loss attributable to non-controlling interest	—	(2,661)	(3,555)
Net (loss) income attributable to Penumbra, Inc.	$(2,002)	$5,284	$(15,702)

Net (loss) income attributable to Penumbra, Inc. per share:
Basic	$(0.05)	$0.14	$(0.44)
Diluted	$(0.05)	$0.14	$(0.44)
Weighted average shares outstanding:
Basic	37,841,874	36,764,290	35,766,892
Diluted	37,841,874	37,881,180	35,766,892
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Consolidated net (loss) income	$(2,002)	$2,623	$(19,257)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(2,589)	(3,929)	4,456
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(2,905)	(1,242)	409
Total other comprehensive (loss) income, net of tax	$(5,494)	$(5,171)	$4,865
Consolidated comprehensive loss	$(7,496)	$(2,548)	$(14,392)
Net loss attributable to non-controlling interest	$—	$(2,661)	$(3,555)
Comprehensive (loss) income attributable to Penumbra, Inc.	$(7,496)	$113	$(10,837)
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2019	35,001,581	$35	$430,659	$(2,324)	$57,522	$485,892	$(279)	$485,613
Issuance of common stock	520,185	—	5,115	—	—	5,115	124	5,239
Issuance of common stock under employee stock purchase plan	77,528	—	11,300	—	—	11,300	—	11,300
Issuance of common stock upon underwritten public offering, net of issuance cost	865,963	1	134,758	—	—	134,759	—	134,759
Shares held for tax withholding	(50,525)	—	(10,066)	—	—	(10,066)	—	(10,066)
Stock-based compensation	—	—	26,533	—	—	26,533	—	26,533
Cumulative effect adjustment(1)	—	—	—	—	(1,198)	(1,198)	—	(1,198)
Other comprehensive income	—	—	—	4,865	—	4,865	—	4,865
Net loss	—	—	—	—	(15,702)	(15,702)	(3,555)	(19,257)
Balance at December 31, 2020	36,414,732	$36	$598,299	$2,541	$40,622	$641,498	$(3,710)	$637,788
Issuance of common stock	498,185	—	4,507	—	—	4,507	157	4,664
Issuance of common stock under employee stock purchase plan	64,852	—	13,705	—	—	13,705	—	13,705
Issuance of common stock in connection with Sixense acquisition(2)	661,877	1	174,133	—	—	174,134	—	174,134
Replacement share-based awards issued in connection with Sixense acquisition(2)	—	—	80,693	—	—	80,693	—	80,693
Acquisition of subsidiary stock from noncontrolling interests(2)	—	—	(10,375)	—	—	(10,375)	6,214	(4,161)
Shares held for tax withholdings	(61,163)	—	(15,832)	—	—	(15,832)	—	(15,832)
Stock-based compensation	—	—	65,484	—	—	65,484	—	65,484
Other comprehensive loss	—	—	—	(5,171)	—	(5,171)	—	(5,171)
Net income (loss)	—	—	—	—	5,284	5,284	(2,661)	2,623
Balance at December 31, 2021	37,578,483	$37	$910,614	$(2,630)	$45,906	$953,927	$—	$953,927
Issuance of common stock	460,177	1	7,786			7,787		7,787
Issuance of common stock under employee stock purchase plan	113,893		13,766			13,766		13,766
Shares held for tax withholdings	(44,576)		(8,042)			(8,042)		(8,042)
Stock-based compensation			38,916			38,916		38,916
Other comprehensive loss				(5,494)		(5,494)		(5,494)
Net loss					(2,002)	(2,002)		(2,002)
Balance at December 31, 2022	38,107,977	$38	$963,040	$(8,124)	$43,904	$998,858	$—	$998,858

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

Penumbra, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,002)	$2,623	$(19,257)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,321	16,408	12,891
Stock-based compensation	37,378	65,763	25,541
Inventory write-offs and write-downs	3,445	2,818	10,571
Deferred taxes	1,458	(14,091)	(18,818)
Impairment of intangible asset	—	—	2,500
Other	1,274	2,692	4,520
Changes in operating assets and liabilities:
Accounts receivable	(69,857)	(21,344)	(8,295)
Inventories	(74,631)	(51,554)	(56,981)
Prepaid expenses and other current and non-current assets	(1,237)	(13,032)	(8,865)
Accounts payable	13,385	(1,565)	(308)
Accrued expenses and other non-current liabilities	10,542	17,076	23,259
Proceeds from lease incentives	263	3,708	—
Net cash (used in) provided by operating activities	(55,661)	9,502	(33,242)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in a business combination	—	2,919	—
Purchases of marketable investments	—	(126,794)	(153,061)
Proceeds from sales of marketable investments	1,180	2,000	7,897
Proceeds from maturities of marketable investments	72,908	121,720	68,831
Purchases of property and equipment	(19,298)	(21,180)	(24,756)
Other	—	(400)	(3,060)
Net cash provided by (used in) investing activities	54,790	(21,735)	(104,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon underwritten public offering, net of issuance cost	—	—	134,759
Proceeds from exercises of stock options	7,786	4,664	5,239
Proceeds from issuance of stock under employee stock purchase plan	13,766	13,705	11,300
Payment of employee taxes related to vested common and restricted stock	(8,042)	(15,832)	(10,066)
Payments of finance lease obligations	(1,751)	(1,451)	(3,418)
Payment of acquisition-related obligations	—	—	(683)
Other	(137)	(250)	(2,214)
Net cash provided by financing activities	11,622	836	134,917
Effect of foreign exchange rate changes on cash and cash equivalents	(272)	1,106	(635)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,479	(10,291)	(3,109)
CASH AND CASH EQUIVALENTS—Beginning of period	59,379	69,670	72,779
CASH AND CASH EQUIVALENTS—End of period	$69,858	$59,379	$69,670
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,919	$1,496	$1,414
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$72,279	$101,510	$1,515
Right-of-use assets obtained in exchange for finance lease obligations	305	1,346	1,632
Fair value of common stock issued as consideration in connection with an acquisition (Note 5)	—	174,133	—
Fair value of replacement options issued as consideration in connection with an acquisition (Note 5)	—	80,693	—
Purchase of property and equipment funded through accounts payable and accrued liabilities	2,293	2,330	1,407
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, allowances for credit losses, standalone selling prices used to allocate revenue to performance obligations which are not directly observable, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of intangible assets and property and equipment, operating and finance lease right-of-use (“ROU”) assets and liabilities, income taxes, contingent consideration and other contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
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
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in United States Dollars (“USD”). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues are translated using the exchange rate as of the date of transaction and expenses are translated using the average exchange rates in effect for the year involved. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Transactions denominated in currencies other than the respective functional currencies are translated at exchange rates as of the date of transaction with foreign currency gains and losses recorded in other expense, net in the consolidated statements of operations. The Company realized net foreign currency transaction losses of $3.2 million, $0.5 million and a nominal amount during the years ended December 31, 2022, 2021, and 2020, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments (as described in greater detail in this footnote under the header “Cash, Cash Equivalents and Marketable Investments” below) and accounts receivable. The majority of the Company’s cash is held by one financial institution in the U.S. in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2022 and held cash in foreign entities of approximately $14.8 million and $20.2 million at December 31, 2022 and 2021, respectively, which was not federally insured.
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
During the years ended December 31, 2022, 2021, and 2020, no customer accounted for greater than 10% of the Company’s revenue. During the year ended December 31, 2022, one customer accounted for greater than 10% of the Company’s receivable balance while no customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2021.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Impairment of Marketable Investments
As a result of the of the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) during the year ended December 31, 2020, the Company is exposed to credit losses through its investments in available-for-sale securities. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The Company reviews each impaired available-for-sale security held in its portfolio to determine whether the decline in fair value below its amortized cost basis is the result of credit losses or other factors. An allowance for credit losses is to be recorded as a charge to net income in an amount equal to the difference between the impaired security’s amortized cost basis and the amount expected to be collected over the lifetime of security, limited by the amount that the fair value is less than its amortized cost basis. Any remaining difference between its amortized cost basis and fair value is deemed not to be due to expected credit losses and is recorded as a component of accumulated other comprehensive loss. The Company’s impairment review considers several factors to determine if an expected credit loss is present including the discounted present value of expected cash flows of the security, the capacity to hold a security or sell a security before recovery of the decline in amortized cost, the credit rating of the security and forecasted and historical factors that affect the value of the security.
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
During the years ended December 31, 2022, 2021 and 2020, the Company reviewed its impaired available-for-sale securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.
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
Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or net realizable value. Write-downs are provided for raw materials, components or finished goods that are determined to be excessive or obsolete. The Company regularly reviews inventory quantities in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. As a result of these evaluations, the Company recognized total write-offs and write-downs of $3.4 million, $2.8 million, and $10.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Machinery and equipment and furniture and fixtures are depreciated over a five to ten year period and computers and software are depreciated over two to seven years. Upon retirement or sale, the cost and the related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to consolidated statements of operations as incurred.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There was no impairment of long-lived assets during the years ended December 31, 2022, 2021 or 2020.
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
Indefinite-lived intangible assets consist of in-process research and development as of December 31, 2021. Indefinite-lived intangible assets are tested for impairment at least annually, in the fourth quarter, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. In conducting the annual impairment test for its indefinite-lived intangible assets, the Company may first perform a qualitative assessment to determine whether it is more likely than not (i.e. greater than 50% likelihood) that an indefinite-lived intangible asset is impaired. In accordance with the authoritative guidance, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test to compare the fair value of the indefinite-lived intangible asset to the carrying amount. If the fair value of the asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference between the carrying amount and the fair value.
During the third quarter of 2022, the in-process research and development indefinite-lived intangible asset acquired in the fourth quarter of 2021 in connection with the Sixense acquisition was reclassified to a finite-lived developed technology intangible asset upon the completion of the in-process research and development project. In the second quarter of 2020, due to a triggering event, the acquired exclusive right to licensed technology indefinite-lived intangible asset was determined to be impaired and the Company wrote-off the full carrying amount of the asset. Refer to Note “6. Intangible Assets” for more information on the Company’s intangible assets.
Finite-lived intangible assets are amortized over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If such an event occurs, the Company determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset will be written down to the determined fair value based on discounted cash flows. The Company also periodically reviews the useful lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the underlying intangible asset. If a change were to

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. Refer to Note “6. Intangible Assets” for more information on the Company’s intangible assets.
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
The authoritative guidance allows an entity to assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The quantitative goodwill impairment test requires the Company to estimate and compare the fair value of its reporting unit with its carrying value.
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies, overall financial performance (both current and projected) and market capitalization. In the fourth quarter of 2022 and 2021, the Company performed qualitative assessments for goodwill impairment and determined there were no indicators of impairment. Refer to Note “5. Business Combinations” and Note “7. Goodwill” for more information.
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
Deferred revenue represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As of December 31, 2022 and December 31, 2021, respectively, the Company's deferred revenue balance was primarily relating to the license agreement revenue with our partner in China.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2022 and 2021, approximately $4.6 million and $2.4 million, associated with these arrangements are included in prepaids and other current assets in our consolidated balance sheets, respectively, while approximately $5.1 million and $5.8 million are included in other non-current assets in our consolidated balance sheets, respectively.
Advertising Costs
Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising costs were $1.1 million, $1.1 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Comprehensive Loss
Comprehensive (loss) income consists of net (loss) income, unrealized gains or losses on available-for-sale investments and the effects of foreign currency translation adjustments. The Company presents comprehensive (loss) income and its components in the consolidated statements of comprehensive (loss) income.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Leases
The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2022, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate which requires management’s judgement as the rate implicit in the lease is generally not readily determinable. The determination of the Company’s incremental borrowing rate requires management judgment including, the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a non-cancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheet. For more information about the impact of adoption and disclosures on the Company’s leases, refer to Note “9. Leases.”
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
U.S. treasury	14,482	—	(478)	—	14,004
U.S. agency and government sponsored securities	6,999	—	(176)	—	6,823
U.S. states and municipalities	23,460	—	(501)	—	22,959
Corporate bonds	76,731	—	(2,345)	—	74,386
Total	$121,672	$—	$(3,500)	$—	$118,172

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2021
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$20,286	$—	$(10)	$—	$20,276
U.S. treasury	14,464	—	(77)	—	14,387
U.S. agency securities and government sponsored securities	11,553	1	(19)	—	11,535
U.S. states and municipalities	39,436	39	(89)	—	39,386
Corporate bonds	110,354	49	(491)	—	109,912
Total	$196,093	$89	$(686)	$—	$195,496
As of December 31, 2022, the total amortized cost basis of the Company’s available-for-sale securities in an unrealized loss position exceeded its fair value by $3.5 million. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. During the year ended December 31, 2022, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury	—	—	14,004	(478)	14,004	(478)
U.S. agency securities and government sponsored securities	—	—	6,823	(176)	6,823	(176)
U.S. states and municipalities	4,567	(68)	13,772	(433)	18,339	(501)
Corporate bonds	15,327	(101)	59,059	(2,244)	74,386	(2,345)
Total	$19,894	$(169)	$93,658	$(3,331)	$113,552	$(3,500)

	December 31, 2021
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$16,977	$(10)	$—	$—	$16,977	$(10)
U.S. treasury	14,387	(77)	—	—	14,387	(77)
U.S. agency securities and government sponsored securities	6,985	(19)	—	—	6,985	(19)
U.S. states and municipalities	21,924	(89)	—	—	21,924	(89)
Corporate bonds	85,513	(491)	—	—	85,513	(491)
Total	$145,786	$(686)	$—	$—	$145,786	$(686)

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The contractual maturities of the Company’s marketable investments as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
Marketable Investments	Amortized Cost	Fair Value
Due in one year	$58,033	$56,791
Due in one to five years	63,639	61,381
Total	$121,672	$118,172
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
The Company did not hold any Level 3 marketable investments as of December 31, 2022 or December 31, 2021. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$21,521	$—	$—	$21,521
Marketable investments:
U.S. treasury	14,004	—	—	14,004
U.S. agency and government sponsored securities	—	6,823	—	6,823
U.S. states and municipalities	—	22,959	—	22,959
Corporate bonds	—	74,386	—	74,386
Total	$35,525	$104,168	$—	$139,693

	As of December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	10,509	—	—	10,509
Marketable investments:
Commercial paper	—	20,276	—	20,276
U.S. treasury	14,387	—	—	14,387
U.S. agency and government sponsored securities	—	11,535	—	11,535
U.S. states and municipalities	—	39,386	—	39,386
Corporate bonds	—	109,912	—	109,912
Total	$24,896	$181,109	$—	$206,005

4. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for credit losses related to accounts receivable balances was comprised of the following (in thousands):

	Balance At Beginning Of Year	Write-offs	Provision for (Benefit from) Expected Credit Losses (1)	Recoveries	Balance At End Of Year
For the year ended:
December 31, 2020	2,946	(2,361)	$1,613	—	2,198
December 31, 2021	2,198	—	$—	(106)	2,092
December 31, 2022	2,092	—	$(1,230)	—	862

(1) On January 1, 2020, the Company recorded a $1.3 million adjustment to opening retained earnings upon the adoption of ASU 2016-13.
 Inventories

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$90,786	$68,374
Work in process	26,793	18,678
Finished goods	216,427	176,452
Inventories	$334,006	$263,504
In the fourth quarter of 2020, the Company reclassified $17.7 million of REAL Immersive System products and components from Property and equipment, net to Inventories as a result of changes in its go to market strategy. The Company classified cash flows associated with its REAL Immersive System prior to its change in its go to market strategy during the fourth quarter of 2020 as investing activities, which is consistent with the Company's intent when the cash flows occurred.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$37,160	$30,429
Furniture and fixtures	16,042	14,360
Leasehold improvements	25,611	23,934
Software	16,863	7,989
Computers	9,841	9,457
Construction in progress	7,523	11,101
Total property and equipment	113,040	97,270
Less: Accumulated depreciation and amortization	(48,025)	(38,414)
Property and equipment, net	$65,015	$58,856
Depreciation and amortization expense, excluding intangible assets and software, was $9.8 million, $9.3 million and $8.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Software amortization expense was $1.7 million, $1.0 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had accumulated software amortization of $6.3 million and $4.9 million for the years ended December 31, 2022 and 2021, respectively.
Accrued Liabilities
The following table shows the components of accrued liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Payroll and employee-related expenses	$60,480	$60,015
Accrued expenses	10,902	12,245
Deferred revenue	9,158	—
Other accrued liabilities	25,760	27,536
Total accrued liabilities	$106,300	$99,796

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Balance at the beginning of the year	$4,310	$2,896	$2,318
Accruals of warranties issued	2,451	2,973	1,589
Settlements of warranty claims	(1,391)	(1,559)	(1,011)
Balance at the end of the year	$5,370	$4,310	$2,896
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Fair Value of Consideration Transferred
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
The acquired in-process research and development (“IPR&D”) intangible asset is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. If the research and development effort associated with the IPR&D is successfully completed and commercial feasibility is reached, then the IPR&D intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. At the time of acquisition, we expected the acquired IPR&D would reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. During the three months ended September 30, 2022, the Company reclassified the $20.8 million in-process research and development (“IPR&D”) asset from the Sixense acquisition to a finite-lived developed technology intangible asset upon the completion of the IPR&D project and began amortizing the intangible asset over its useful life of 8.8 years. Refer to Note “6. Intangible Assets” for more information.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The finite lived developed technology intangible assets are amortized on a straight-line basis over their assigned estimated useful lives. The acquired intangible assets will not be amortized for tax purposes. As a result, a $19.4 million deferred tax liability was recorded as of December 31, 2021.
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
The amount of Sixense’s net revenue and net loss included in the Company’s consolidated statements of operations was not material for the year ended December 31, 2022.
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
During the year ended December 31, 2020, the Company made its final milestone payment of $1.2 million, of which $0.5 million is presented in operating activities and $0.7 million is presented in financing activities in the consolidated statements of cash flows.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
6. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of December 31, 2022 and 2021 (in thousands, except weighted-average amortization period):

As of December 31, 2022	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(10,113)	$73,176
Customer relationships	15.0 years	6,383	(2,340)	4,043
Trade secrets and processes	20.0 years	5,256	(1,314)	3,942
Other	5.0 years	1,646	(1,646)	—
Total intangible assets	9.6 years	$96,574	$(15,413)	$81,161

As of December 31, 2021	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$62,466	$(1,784)	$60,682
Customer relationships	15.0 years	6,762	(2,029)	4,733
Trade secrets and processes	20.0 years	5,256	(1,051)	4,205
Other	5.0 years	1,744	(1,569)	175
Total intangible assets subject to amortization	9.8 years	$76,228	$(6,433)	$69,795
Indefinite-lived intangible assets:
In-process research and development		$20,823	$—	$20,823
Total intangible assets		$97,051	$(6,433)	$90,618
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
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$263	$263	$263
Sales, general and administrative	8,917	2,618	804
Total	$9,180	$2,881	$1,067

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2022, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2023	$10,207
2024	10,207
2025	10,207
2026	10,207
2027	10,207
Thereafter	30,126
Total amortization	$81,161
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
Indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter or more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired. During the fourth quarter of 2019, the Company completed an annual impairment analysis of the indefinite-lived intangible asset and determined that there was no impairment. The Company determined that an impairment existed in the second quarter of 2020 as a result of a triggering event in July that provided additional information about a condition that existed as of the June 30, 2020 balance sheet date. As a result, in the second quarter of 2020, the Company wrote-off the full carrying value of the indefinite-lived intangible asset and its related contingent liability, and recognized an impairment loss of $2.5 million in research and development expense in the consolidated statement of operations.
7. Goodwill
The following table presents the changes in goodwill during the year ended December 31, 2022 (in thousands):

Total Company
Balance as of December 31, 2021	$166,388
Foreign currency translation and other adjustments[1]	(342)
Balance as of December 31, 2022	$166,046

(1) Other adjustments represent measurement period adjustments to the preliminary purchase price allocation in connection with the Sixense acquisition. Refer to Note “5. Business Combinations” for more information.
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the fourth quarter of 2022 and 2021, the Company reviewed goodwill for impairment and no impairment was identified.
8. Indebtedness

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Credit Agreement
On April 24, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and originally matured on April 23, 2021. During the three months ended March 31, 2021, 2022 and 2023, the Credit Agreement was amended to extend the maturity date and make other changes to the terms of the Credit Agreement. The Credit agreement currently matures on February 16, 2024. Refer to Part II, Item 9B “Other Information” in this Annual Report on Form 10-K for more information.
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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of December 31, 2022, the Company was in compliance with these requirements. As of December 31, 2022, there were no borrowings outstanding under the Credit Agreement.
9. Leases
As of December 31, 2022, 2021 and 2020, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space under non-cancelable operating and finance leases that expire at various dates through 2036, subject to the Company’s option to renew certain leases for an additional five to fifteen years. The Company also leases other equipment and vehicles primarily under non-cancelable operating and finance leases that expire at various dates through 2027.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the years ended December 31, 2022, 2021 and 2020 (in thousands, except years and percentages):

	Year Ended December 31,
	2022	2021	2020
Lease Cost
Operating lease cost	$20,305	$11,646	$7,602
Finance lease cost:
Amortization of right-of-use assets	3,253	3,082	2,787
Interest on lease liabilities	1,439	1,495	1,517
Variable lease cost(1)	10,012	6,699	5,139
Total lease costs	$35,009	$22,922	$17,045

Weighted Average Remaining Lease Term
Operating leases	13.4 years	13.1 years	9.1 years
Finance leases	11.4 years	12.2 years	13.5 years
Weighted Average Discount Rate
Operating leases	4.94%	4.92%	6.16%
Finance leases	5.30%	5.30%	5.36%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company does not separate lease from non-lease components.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
In the second quarter of 2021, the fifteen-year term 1310 Harbor Bay Lease commenced once the building was made ready and available for its intended use. The Company determined that the 1310 Harbor Bay lease is a non-cancelable operating lease which will expire in 2036.
During the third quarter of 2021, we signed a lease for approximately thirteen years for additional space located at 620 Roseville Parkway, Roseville, California. Per the terms of the lease, improvements will be constructed and permanently affixed to the property in two phases. Phase 1 of the 620 Roseville Parkway Lease commenced once the Phase 1 premises were made ready and available for their intended use, which occurred during the first quarter of 2022. Phase 2 has not yet commenced as of December 31, 2022, and it is not anticipated to be completed in 2023 The Company determined that the 620 Roseville Parkway Lease is a non-cancelable operating lease which will expire in 2035. Upon completion of the second phase (“Phase 2”) of improvements, the Phase 2 premises will be added to the 620 Roseville Parkway Lease.
During the year ending December 31, 2022, additional office space was made available for the Company’s use at its headquarters and certain existing property leases were modified. This resulted in an increase of right-of-use (“ROU”) assets in exchange for operating leases liabilities.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of December 31, 2022 (in thousands):

	Operating Lease Payments(1)	Finance Lease Payments
Year Ending December 31:
2023	$19,760	$3,277
2024	19,986	3,288
2025	19,827	3,216
2026	19,931	2,848
2027	19,828	2,739
Thereafter	192,639	20,807
Total undiscounted lease payments	291,971	36,175
Less imputed interest	(82,983)	(9,390)
Present value of lease liabilities	$208,988	$26,785

(1) The table above excludes the estimated future minimum lease payments of Phase 2 of the 620 Roseville Parkway Lease due to uncertainty around when Phase 2 lease will commence and payments will be due. The total estimated lease payments of the Phase 2 lease is approximately $10.3 million.
Supplemental cash flow information related to leases during the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,554	$9,690	$7,561
Financing cash flows from finance leases	$1,751	$1,451	$3,418

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$72,279	$101,510	$1,515
Finance leases	$305	$1,346	$1,632
10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2022, the Company had non-cancelable purchase obligations of $7.0 million, which primarily consisted of contracts with suppliers to purchase raw materials to be used to manufacture products, of which $6.4 million were due within one year.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of December 31, 2018, the license agreement requires minimum annual royalty payments of $0.1 million in equal quarterly installments. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million for a required minimum annual royalty payment of $0.3 million payable in equal quarterly installments. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of sales for the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $2.3 million and $2.5 million, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
11. Stockholders’ Equity
Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 of authorized preferred stock issuable. There is no preferred stock outstanding as of December 31, 2022 and 2021.
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
Stock-Based Benefit Plans
2005 Stock Plan
The Company adopted the Penumbra, Inc. 2005 Stock Plan (the “2005 Plan”) in January 2005. The 2005 Plan was subsequently amended and restated in 2006, 2007, 2008 and 2010. Under the 2005 Plan, the board of directors could grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and/or stock awards to eligible persons, including employees, non-employees, directors, consultants and other independent advisors who provide services to the Company. Stock purchase rights could also be granted under the 2005 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs and stock purchase rights could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Options granted under the 2005 Plan permitted an optionee to exercise options immediately upon grant irrespective of the vesting term. Options generally vest annually at a rate of 1/4 after the first year and 1/48 per month thereafter. The term of the options is no longer than five years for ISOs, for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than 10 years for all other options. On September 17, 2015, the Penumbra, Inc. 2014 Equity Incentive Plan (as amended and restated, the “2014 Plan”) replaced the 2005 Plan and no further equity awards may be granted under the 2005 Plan. The remaining 564 shares of common stock available for issuance from the 2005 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2022, 8,622 shares of common stock were reserved for issuance under the 2005 Plan.
2011 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011. Under the 2011 Plan, the board of directors could grant ISOs, NSOs, restricted stock, and/or RSUs to eligible persons, including employees, directors and consultants who provide services to the Company. Stock Appreciation Rights (“SAR”) could also be granted under the 2011 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs, SARs, restricted stock and RSUs could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Stock options granted under the 2011 Plan generally have a contractual life of ten years, and generally vest over a period of four years. On September 17, 2015, the 2014

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Plan replaced the 2011 Plan and no further equity awards may be granted under the 2011 Plan. The remaining 89,559 shares of common stock available for issuance under the 2011 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2022, 58,000 shares of common stock were reserved for issuance under the 2011 Plan.
Amended and Restated 2014 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2014 Equity Incentive Plan in May 2014. The plan was amended and restated as of September 17, 2015 (as amended and restated, the “2014 Plan”). The 2014 Plan replaced the 2011 Plan and the 2005 Plan and no further equity awards may be granted under the 2011 Plan or the 2005 Plan. As of December 31, 2022, 7,321,161 shares of common stock were reserved for issuance and 6,050,161 shares of common stock were available for grant under the 2014 Plan.
Employee Stock Purchase Plan
The Penumbra, Inc. Employee Stock Purchase Plan (the “ESPP”), became effective on September 17, 2015. The ESPP initially reserved 600,000 shares of common stock for purchase under the ESPP, with the number of shares reserved for purchase increasing each year pursuant to an “evergreen” provision set forth in the ESPP. As of December 31, 2022, 839,422 shares of common stock were reserved and available for issuance under the plan. All qualifying employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Each offering to the Company’s employees to purchase stock under the ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods except that the first offering period under the ESPP began on September 17, 2015 and ended on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period during the offering period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the ESPP administrator may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period (corresponding to an offering period), under the ESPP in any calendar year.
Early Exercises
The 2005 Plan and 2011 Plan allowed the board of directors to grant stock options that provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. As of December 31, 2022 and 2021, there were no such early exercised unvested shares.
Stock-Based Benefit Plan Activity and Stock-Based Compensation
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the “Plans”) is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	1,141,814	$27.02
Grants	10,120	$197.74
Exercised	(309,004)	$25.25
Canceled/Forfeited	(1,157)	$22.04
Balance at December 31, 2022	841,773	$29.73
Vested and expected to vest—December 31, 2022	841,046	$29.59	2.85	$162,213
Exercisable—December 31, 2022	829,678	$27.38	2.77	$161,856
The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $48.2 million, $81.1 million and $70.1 million, respectively. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at the exercise date and the exercise price of the stock option.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The weighted average grant date fair value of stock options for the years ended December 31, 2022 and 2021 was $197.74 and $263.09 per share, respectively. The Company did not grant stock options during the year ended December 31, 2020.
Restricted Stock and Restricted Stock Units
The activity of unvested restricted stock units (“RSU”) under the Plans is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	409,482	$210.41
Granted	275,910	187.38
Released/Vested	(151,173)	192.66
Canceled/Forfeited	(38,370)	212.44
Unvested at December 31, 2022	495,849	$202.84
The fair value of the RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $28.1 million, $44.5 million and $32.1 million, respectively. As of December 31, 2022, 468,337 RSUs are expected to vest.
Employee Stock Purchase Plan
Under the ESPP, employees purchased 113,893 shares, 64,852 shares, and 77,528 shares for $13.8 million, $13.7 million, and $11.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.
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
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of stock options and ESPP rights:

	Stock Options		ESPP Rights
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021	2020
Expected term (in years)	5.62	2.85	0.50	0.50	0.50
Expected volatility	42%	42%	46%	43%	48%
Risk-free interest rate	2.76%	0.38%	1.30%	0.10%	0.70%
Expected dividend yield	—%	—%	0%	0%	0%
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
Volatility. In 2022, 2021 and 2020, volatility assumptions used in the valuation of options and ESPP rights were calculated based on the historical volatility of the Company’s stock.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.
The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021(1)	2020
Cost of sales	$3,882	$2,898	$2,304
Research and development	5,908	30,037	3,686
Sales, general and administrative	27,588	32,828	19,551
	$37,378	$65,763	$25,541

(1) The Company recorded a $25.8 million charge to stock-based compensation related to the acceleration of vesting of all replacement stock options in connection with the Merger. Refer to Note “5. Business Combinations” for more information.
As of December 31, 2022, total unrecognized compensation cost was $101.5 million related to unvested stock-based compensation arrangements which is expected to be recognized over a weighted average period of 3.1 years.
The total stock-based compensation cost capitalized in inventory was $2.2 million, $1.8 million and $1.2 million as of December 31, 2022, 2021 and 2020, respectively.

12. Accumulated Other Comprehensive Loss
Other comprehensive (loss) income consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net (loss) income, these comprehensive loss items accumulate and are included within accumulated other comprehensive loss. Unrealized gains and losses on our marketable investments are reclassified from accumulated other comprehensive loss into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive loss.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the year	$(595)	$(2,035)	$(2,630)	$647	$1,894	$2,541
Other comprehensive (loss) income before reclassifications:
Unrealized (losses) gains — marketable investments	(2,905)	—	(2,905)	(1,437)	—	(1,437)
Foreign currency translation losses	—	(2,590)	(2,590)	—	(3,930)	(3,930)
Income tax effect — expense	—	1	1	195	1	196
Net of tax	(2,905)	(2,589)	(5,494)	(1,242)	(3,929)	(5,171)
Amounts reclassified from accumulated other comprehensive loss to consolidated net income:
Realized (loss) gain — marketable investments	—	—	—	—	—	—
Income tax effect — (expense) benefit	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive loss	(2,905)	(2,589)	(5,494)	(1,242)	(3,929)	(5,171)
Balance, end of the year	$(3,500)	$(4,624)	$(8,124)	$(595)	$(2,035)	$(2,630)

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
13. Employee Benefit Plan
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (“IRC”) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by the IRC. The Company makes 401(k) matching contributions of eligible compensation under the plan, subject to a maximum dollar threshold. Contribution expense was $6.7 million, $5.6 million, and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Income (loss) before income taxes and equity in losses of unconsolidated investee for the years ended December 31, 2022, 2021 and 2020 is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(1,837)	$(15,155)	$(40,278)
Foreign	5,729	4,653	2,260
Total income (loss) before income taxes	$3,892	$(10,502)	$(38,018)
Income tax (benefit) or provision in 2022, 2021 and 2020 is comprised of federal, state, and foreign taxes.
The components of the (benefit from) provision for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$1,672	$44	$(302)
State	1,428	439	357
Foreign	1,725	1,345	907
Total current	$4,825	$1,828	$962
Deferred:
Federal	1,905	(13,698)	(18,129)
State	(360)	(1,131)	(1,488)
Foreign	(476)	(124)	(106)
Total deferred	$1,069	$(14,953)	$(19,723)
Provision for (benefit from) income taxes	$5,894	$(13,125)	$(18,761)

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company’s actual (benefit from) or provision for tax differed from the amounts computed by applying the Company’s U.S. federal statutory income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2022	2021(1)	2020(1)
Income tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	15.9	7.6	3.2
Rate differential on foreign operations	(11.7)	(2.7)	(0.3)
Foreign taxes	(6.9)	1.3	(1.0)
Mutual agreement procedure adjustment	—	2.1	—
Prepaid tax ASC 810-10	51.9	(0.3)	0.8
Stock-based compensation	72.9	86.1	26.8
Global intangible low-taxed income (“GILTI”)	—	(6.5)	—
Non-deductible parking expenses	6.9	(1.5)	(0.4)
Permanent differences	(3.3)	(1.2)	(1.5)
Other	4.7	0.9	0.7
Change in valuation allowance	—	18.2	—
Effective tax rate	151.4%	125.0%	49.3%

(1) The 2020 and 2021 effective tax rate reconciliations have been updated to conform to the 2022 presentation.
Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$37,290	$55,461
Tax credits	41,934	31,969
Accruals and reserves	9,236	9,521
Capitalized research expenses	22,960	—
Stock-based compensation	12,478	21,886
Translation adjustment	174	173
UNICAP adjustments	10,810	8,715
ASC 842 Lease Liabilities	57,161	41,919
Other	2,727	1,688
Gross deferred tax assets	194,770	171,332
Valuation allowance	(46,693)	(37,110)
Total deferred tax assets	148,077	134,222
Deferred tax liabilities:
Depreciation and amortization	(29,781)	(28,159)
ASC 842 Lease ROU Assets	(54,786)	(40,645)
Other	(257)	(1,171)
Total deferred tax liabilities	(84,824)	(69,975)
Net deferred tax assets	$63,253	$64,247
As of December 31, 2022, the Company had approximately $148.9 million and $93.6 million of federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income. The federal NOL has an indefinite carryforward period but is limited to offset 80% of taxable income in the year utilized. The state NOL carryforwards have various carryover periods and will begin to expire as early as 2023. As of December 31, 2022, the Company had federal research and development tax credits of $27.1 million which are generally carried forward for 20 years. The Company maintained a full valuation allowance against its federal research and development tax credit DTAs net of ASC 740-10 reserve.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company had California state research and development tax credits of $24.9 million that may be carried forward indefinitely.
The Company generated significant domestic DTAs in recent years, primarily due to the excess tax benefits from stock option exercises and vesting of restricted stock, as well as operating expenditures including research and development. The Company assessed its ability to realize the benefits of its domestic DTAs by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitations on NOL utilization against taxable income. Despite the domestic pretax loss in the year ended December 31, 2022, the Company determined that it would be in a three-year cumulative adjusted taxable income position, had it not been for the impact of excess tax deductions from stock-based compensation. The Company also measured its current DTA balances against estimates of future income based on objectively verifiable operating results from the Company’s recent history.
The Company considered its projections of future taxable income in conjunction with relevant provisions of the Tax Reform Act, including but not limited to, the indefinite carryforward period for NOL generated in years beginning on or after January 1, 2018. After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded that sufficient future taxable income will be generated to realize the benefits of its federal DTAs prior to expiration other than its federal research and development tax credit DTAs. The tax attribute ordering rules provide that NOL must be used to offset taxable income prior to the utilization of tax credits. NOL utilization will be limited to 80% of taxable income, which may provide an opportunity to use a portion of the tax credits. Accordingly, the Company could not assert, at the required more-likely-than-not level of certainty, that it will be able to realize the full benefit of its federal research and development tax credit DTAs, with a limited 20-year carryforward period that will begin to expire in 2026. As a result, the Company maintained a full valuation allowance against its federal research and development tax credit DTAs net of ASC 740-10 reserve as of December 31, 2022. The Company intends to continue maintaining this full valuation allowance until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, due to the change of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years for tax purposes, in the future, the Company may accelerate their NOL utilization. As a consequence, the Company determined there is a reasonable possibility that a portion of this valuation allowance may no longer be needed. The exact timing and amount of the valuation allowance release is highly dependent on the level of taxable income in future years. The Company will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.
For years ended December 31, 2022, 2021 and 2020, a full valuation allowance remains against the Company’s California DTA balances.
The change in the Company’s deferred tax valuation allowance against net DTAs from January 1, 2020 to December 31, 2022, is as follows (in thousands):

	Beginning Balance	Additions Charged To Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Ending Balance
For the year ended:
December 31, 2020	$21,558	$7,322	$(112)	$28,768
December 31, 2021	28,768	10,386	(2,044)	37,110
December 31, 2022	37,110	9,583	—	46,693

(1) Additions include current year additions charged to expenses and current year build due to increases in net DTAs, return to provision true-ups, and other adjustments.
(2) Deductions include current year releases credited to expenses and current year reductions due to decreases in net DTAs, return to provision true-ups, and other adjustments.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the U.S. and therefore deferred taxes attributable to such are not provided for in the Company’s financial statements as of December 31, 2022.
IRC Sections 382 and 383 limit the use of NOL and business credits if there is a change in ownership. In 2009, the Company determined there were changes in ownership in 2004 and 2008, which did not cause any impairment of tax attributes. The NOL and tax credits gained from the 2021 Sixense Acquisition would be subject to IRC Section 382 and 383 limitations.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company does not believe such limitations would cause any impairment of those tax attributes. Their full tax benefit is anticipated to be realized in future years.
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2020 to December 31, 2022, is as follows (in thousands):

	December 31,
	2022	2021	2020
Beginning Balance	$9,026	$8,625	$6,075
Gross increase for tax positions of current year	1,842	1,935	2,389
Gross increase for tax positions of prior years	481	216	304
Gross decrease for tax positions of prior years	(112)	(1,411)	(143)
Settlement with taxing authority	—	(339)	—
Ending Balance	$11,237	$9,026	$8,625

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, 2021 and 2020, the Company had approximately $0.2 million, $0.2 million, and $0.3 million, respectively, of accrued interest and penalties attributable to uncertain tax positions. Included in the $11.2 million balance of unrecognized tax benefits as of December 31, 2022 is $0.9 million of tax benefit that, if recognized, would affect the effective tax rate.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to NOL and tax credit carryovers, the tax years ending December 31, 2004 through December 31, 2022 remain subject to examination by federal and state tax authorities. In Australia and Canada, tax years ending December 31, 2009 through December 31, 2022 generally remain subject to examination by tax authorities. In Germany, tax years ending December 31, 2018 through December 31, 2022 remain subject to examination by tax authorities.
The Company does not anticipate significant changes in the balance of gross unrecognized tax benefits over the next 12 months.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
15. Net (Loss) Income Attributable to Penumbra, Inc.
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net (loss) income attributable to Penumbra, Inc. is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income attributable to Penumbra, Inc.	$(2,002)	$5,284	$(15,702)

Denominator:
Weighted average shares used to compute net (loss) income attributable to common stockholders:
Basic	37,841,874	36,764,290	35,766,892
Potential dilutive stock-based options and awards, as calculated using treasury stock method	—	1,116,890	—
Diluted	37,841,874	37,881,180	35,766,892
Net (loss) income attributable to Penumbra, Inc. per share from:
Basic	$(0.05)	$0.14	$(0.44)
Diluted	$(0.05)	$0.14	$(0.44)
For the years ended December 31, 2022 and 2020, outstanding stock-based awards of 2.0 million and 2.0 million shares, respectively, were excluded from the computation of diluted net loss attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive. For the year ended December 31, 2021 outstanding stock-based awards of 15.0 thousand shares were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.
16. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers.
The Company’s revenues, disaggregated by geography, based on the destination to which the Company ships its products, for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$591,715	$527,789	$400,270
International	255,418	219,801	160,142
Total	$847,133	$747,590	$560,412

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company’s revenues disaggregated by product category, for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Vascular	$499,389	$408,878	$267,783
Neuro	347,744	338,712	292,629
Total	$847,133	$747,590	$560,412
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement (the “China Distribution and Technology Licensing Agreement”) with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its partner in China, the Company agreed to license the technology for certain products to its partner in China to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license agreement, pursuant to which the Company agreed to license the technology for additional products to its partner in China on substantially the same terms as the existing license agreement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and receive royalty payments on the downstream sales of the licensed products. During the years ended December 31, 2022 and 2021 the Company recognized $48.6 million and $46.9 million, respectively, under the China Distribution and Technology Licensing Agreement based on the relative standalone fair value of the performance obligations satisfied.
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
Payment terms - Our payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of December 31, 2022.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the year ended December 31, 2022, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)
Contract liabilities, net
The following information summarizes the Company’s contract assets and liabilities (in thousands):

	December 31,
	2022	2021
Contract liabilities, net	$8,783	$5,671
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements. Revenue recognized during the year ended December 31, 2022 relating to contract liabilities as of December 31, 2021 was $5.7 million.
17. Selected Quarterly Financial Data (Unaudited)
The following tables provide the selected quarterly financial data for 2022 and 2021 (in thousands, except share and per share amounts):

	2022 Quarters Ended
Selected Statement of Operations Data:	March 31(1)	June 30	September 30	December 31
Revenue	$203,895	$208,344	$213,678	$221,216
Cost of revenue	76,477	74,309	78,351	82,789
Gross profit	127,418	134,035	135,327	138,427
Total operating expenses	131,464	134,174	129,893	133,594
Loss before (benefit from) for income taxes	(5,104)	(1,167)	3,035	7,128
Provision for (benefit from) income taxes	(5,183)	2,520	5,306	3,251
Consolidated net income (loss)	79	(3,687)	(2,271)	3,877
Net loss attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to Penumbra, Inc.	$79	$(3,687)	$(2,271)	$3,877
Net income (loss) attributable to Penumbra, Inc. per share:
Basic	$—	$(0.10)	$(0.06)	$0.10
Diluted	$—	$(0.10)	$(0.06)	$0.10
Weighted average shares used to compute net income (loss) per share:
Basic	37,646,122	37,767,519	37,918,452	38,030,344
Diluted	38,708,657	37,767,519	37,918,452	38,896,940

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	2021 Quarters Ended
Selected Statement of Operations Data:	March 31	June 30	September 30	December 31
Revenue	$169,204	$184,258	$190,117	$204,011
Cost of revenue	57,867	65,572	70,205	78,564
Gross profit	111,337	118,686	119,912	125,447
Total operating expenses	97,874	108,374	111,131	165,504
Income before provision for (benefit from) income taxes	12,467	10,203	7,782	(40,954)
(Benefit from) income taxes	1,541	1,904	(249)	(16,321)
Consolidated net income	10,926	8,299	8,031	(24,633)
Net loss attributable to non-controlling interest	(910)	(932)	(819)	—
Net income attributable to Penumbra, Inc.	$11,836	$9,231	$8,850	$(24,633)
Net income per share:
Basic	$0.32	$0.25	$0.24	$(0.66)
Diluted	$0.32	$0.25	$0.24	$(0.66)
Weighted average shares used to compute net income (loss) per share:
Basic	36,455,712	36,523,011	36,617,961	37,451,145
Diluted	37,533,520	37,582,348	37,611,355	37,451,145

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
As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this review, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 9A of this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended June 30, 2022, we began a multi-stage implementation of a new Enterprise Resource Planning (“ERP”) system, which will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. Accordingly, as the phased implementation occurs, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Except for the implementation of the new ERP system and related controls, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarterly period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

San Francisco, CA
February 23, 2023

ITEM 9B. OTHER INFORMATION.
On February 17, 2023, the Company and JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders (the “Lenders”), entered into Amendment No. 3 to the Credit Agreement, dated April 24, 2020, between the Company and the Lenders (as previously amended, the “Credit Agreement”; refer to Note “8. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Form 10-K for more information). Pursuant to the amendment, (i) the maturity date of the Credit Agreement was extended from February 17, 2023 to February 16, 2024, (ii) certain changes were made to the reference benchmark interest rates, applicable margins and borrowing mechanics under the Credit Agreement, which have the overall effect of increasing the interest rates payable by the Company on amounts borrowed under the Credit Agreement, and (iii) the commitment fee payable on the average daily unused amount under the Credit Agreement was increased to 0.35% per annum.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held in June 2023 (the “Proxy Statement”).
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
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
3.2	Second Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.1	August 5, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1Ψ	Lease for facilities at 1321 and 1351 Harbor Bay Parkway, Alameda, California, dated January 1, 2022
10.2	Lease for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated December 17, 2015	10-K	001-37557	10.4	March 8, 2016
10.3	First Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated July 14, 2021	10-K	001-37557	10.7	February 22, 2022
10.4	Second Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated September 1, 2021	10-K	001-37557	10.8	February 22, 2022
10.5†	Amended and Restated 2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.19	August 14, 2015
10.6†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Agreement	10-Q	001-37557	10.1	November 12, 2015
10.7†	Amended and Restated 2014 Equity Incentive Plan - Stock Option Agreement	10-Q	001-37557	10.2	November 12, 2015
10.8†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Unit Agreement	10-K	001-37557	10.9	March 8, 2016
10.9†	2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.5	August 14, 2015
10.10†	2011 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Grant Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.6	August 14, 2015
10.11†	2005 Stock Plan, and forms of Notice of Grant and Early Exercise Stock Option Agreement	S-1	333-206412	10.7	August 14, 2015
10.12†	Amended and Restated 2014 Equity Incentive Plan - Form of Restricted Stock Unit Agreement	10-K	001-37557	10.13	February 26, 2019
10.13†	Amended and Restated 2014 Equity Incentive Plan - Form of Performance-Based Restricted Stock Unit Agreement	10-K	001-37557	10.14	February 26, 2019
10.14†	Amended and Restated 2014 Equity Incentive Plan – Form of Stock Option Agreement	10-K	001-37557	10.19	February 22, 2022
10.15†	Form of Indemnification Agreement by and between Penumbra, Inc. and each of its directors and executive officers	S-1	333-206412	10.9	August 14, 2015
10.16†	Offer Letter with Adam Elsesser	S-1	333-206412	10.10	August 14, 2015
10.17†	Offer Letter with Johanna Roberts	10-K	001-37557	10.19	February 26, 2020
10.18†	Offer Letter with Maggie Yuen	10-K	001-37557	10.22	February 26, 2020
10.19†	Form of Employee Nondisclosure and Assignment Agreement	S-1	333-206412	10.17	August 14, 2015

10.20†	Employee Stock Purchase Plan	S-1/A	333-206412	10.18	August 31, 2015
10.21	Amended and Restated Lease for facilities at 630 Roseville Parkway, Roseville, California, dated January 29, 2019 and amended on July 31, 2019	10-K	001-37557	10.25	February 26, 2020
10.22	Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated September 3, 2019	10-Q	001-37557	10.1	November 7, 2019
10.23Ψ	First Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated April 10, 2020	10-K	001-37557	10.30	February 22, 2022
10.24	Second Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated August 5, 2020	10-K	001-37557	10.31	February 22, 2022
10.25	Third Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated July 29, 2021	10-K	001-37557	10.32	February 22, 2022
10.26	Fourth Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated October 15, 2021	10-K	001-37557	10.33	February 22, 2022
10.27	Fifth Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated April 1, 2022
10.28Ψ	Lease for facilities at 1070 South 3800 West, Salt Lake City, Utah, dated April 26, 2019 and amended on April 4, 2022
10.29Ψ	Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender	8-K	001-37557	10.1	April 24, 2020
10.30	Amendment No. 1, dated as of February 22, 2021, to Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender	10-Q	001-37557	10.1	May 4, 2021
10.31	Amendment No. 2, dated as of February 18, 2022, to Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender	10-Q	001-37557	10.1	May 3, 2022
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)
* Furnished herewith.
ψ Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated under the Securities Act. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENUMBRA, INC.
Date: February 23, 2023
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

Signature	Title	Date

/s/ Adam Elsesser	Chairman, Chief Executive Officer and President	February 23, 2023
Adam Elsesser	(Principal Executive Officer)

/s/ Maggie Yuen	Chief Financial Officer	February 23, 2023
Maggie Yuen	(Principal Financial Officer)

/s/ Lambert Shiu	Chief Accounting Officer	February 23, 2023
Lambert Shiu	(Principal Accounting Officer)

/s/ Arani Bose	Director	February 23, 2023
Arani Bose

/s/ Don Kassing	Director	February 23, 2023
Don Kassing

/s/ Harpreet Grewal	Director	February 23, 2023
Harpreet Grewal

/s/ Thomas C. Wilder	Director	February 23, 2023
Thomas C. Wilder

/s/ Bridget O’Rourke	Director	February 23, 2023
Bridget O’Rourke

/s/ Janet Leeds	Director	February 23, 2023
Janet Leeds

/s/ Surbhi Sarna	Director	February 23, 2023
Surbhi Sarna