Form 10-Q
period 2023-03-31
Penumbra Inc
filed 2023-05-02
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 18, 2023, the registrant had 38,252,969 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$94,688	$69,858
Marketable investments	104,409	118,172
Accounts receivable, net of allowance for credit losses of $937 and $862 at March 31, 2023 and December 31, 2022, respectively	207,364	203,384
Inventories	344,042	334,006
Prepaid expenses and other current assets	35,987	30,279
Total current assets	786,490	755,699
Property and equipment, net	65,224	65,015
Operating lease right-of-use assets	189,839	192,636
Finance lease right-of-use assets	32,569	33,323
Intangible assets, net	78,669	81,161
Goodwill	166,161	166,046
Deferred taxes	65,173	64,213
Other non-current assets	11,173	12,793
Total assets	$1,395,298	$1,370,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,199	$26,679
Accrued liabilities	105,869	106,300
Current operating lease liabilities	10,303	10,033
Current finance lease liabilities	1,957	1,920
Total current liabilities	146,328	144,932
Non-current operating lease liabilities	196,837	198,955
Non-current finance lease liabilities	24,423	24,865
Other non-current liabilities	3,241	3,276
Total liabilities	370,829	372,028
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	978,826	963,040
Accumulated other comprehensive loss	(6,861)	(8,124)
Retained earnings	52,466	43,904
Total stockholders’ equity	1,024,469	998,858
Total liabilities and stockholders’ equity	$1,395,298	$1,370,886

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$241,398	$203,895
Cost of revenue	90,326	76,477
Gross profit	151,072	127,418
Operating expenses:
Research and development	19,986	20,564
Sales, general and administrative	123,078	110,900
Total operating expenses	143,064	131,464
Income (loss) from operations	8,008	(4,046)
Interest income (expense), net	554	(47)
Other income (expense), net	90	(1,011)
Income (loss) before income taxes	8,652	(5,104)
Provision for (benefit from) income taxes	90	(5,183)
Net income	$8,562	$79

Net income per share:
Basic	$0.22	$0.00
Diluted	$0.22	$0.00
Weighted average shares outstanding:
Basic	38,186,342	37,646,122
Diluted	39,075,388	38,708,657

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$8,562	$79
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	403	(868)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	860	(2,474)
Total other comprehensive income (loss), net of tax	1,263	(3,342)
Comprehensive income (loss)	$9,825	$(3,263)

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,107,977	$38	$963,040	$(8,124)	$43,904	$998,858
Issuance of common stock	134,936	—	2,209	—	—	2,209
Shares held for tax withholdings	(813)	—	(204)	—	—	(204)
Stock-based compensation	—	—	13,781	—	—	13,781
Other comprehensive income	—	—	—	1,263	—	1,263
Net income	—	—	—	—	8,562	8,562
Balance at March 31, 2023	38,242,100	$38	$978,826	$(6,861)	$52,466	$1,024,469
Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,578,483	$37	$910,614	$(2,630)	$45,906	$953,927
Issuance of common stock	103,984	1	1,102	—	—	1,103
Shares held for tax withholdings	(14,243)	—	(3,181)	—	—	(3,181)
Stock-based compensation	—	—	10,716	—	—	10,716
Other comprehensive loss	—	—	—	(3,342)	—	(3,342)
Net income	—	—	—	—	79	79
Balance at March 31, 2022	37,668,224	$38	$919,251	$(5,972)	$45,985	$959,302
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,562	$79
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,575	5,726
Stock-based compensation	12,766	8,893
Inventory write-downs	1,009	593
Deferred taxes	(953)	(4,378)
Other	140	(1,012)
Changes in operating assets and liabilities:
Accounts receivable	(3,540)	(8,710)
Inventories	(10,641)	(11,764)
Prepaid expenses and other current and non-current assets	(3,994)	(3,809)
Accounts payable	2,074	1,389
Accrued expenses and other non-current liabilities	1,131	8,249
Proceeds from lease incentives	—	230
Net cash provided by (used in) operating activities	13,129	(4,514)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable investments	14,605	20,668
Purchases of property and equipment	(3,894)	(4,957)
Net cash provided by investing activities	10,711	15,711
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	2,209	1,102
Payment of employee taxes related to vested stock	(204)	(3,181)
Payments of finance lease obligations	(474)	(425)
Other	(155)	(137)
Net cash provided by (used in) financing activities	1,376	(2,641)
Effect of foreign exchange rate changes on cash and cash equivalents	(386)	228
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,830	8,784
CASH AND CASH EQUIVALENTS—Beginning of period	69,858	59,379
CASH AND CASH EQUIVALENTS—End of period	$94,688	$68,163
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$341	$47,678
Right-of-use assets obtained in exchange for finance lease obligations	$68	$81
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,781	$1,626
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,706	$4,266
Cash paid for income taxes	$1,413	$1,798

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, the changes in its comprehensive income (loss) and stockholders’ equity for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for the granting of restricted stock units with performance conditions to senior management during the three months ended March 31, 2023. Refer to Note “9. Stockholders’ Equity” for information on the Company’s accounting policy.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, allowances for credit losses, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of property and equipment, intangibles, operating and financing lease right-of-use (“ROU”) assets and liabilities, income taxes, contingent consideration and other contingencies, including the probability of achieving performance targets associated with equity awards with performance conditions, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
U.S. treasury	$11,987	$—	$(321)	$—	$11,666
U.S. agency and government sponsored securities	6,998	—	(102)	—	6,896
U.S. states and municipalities	13,355	—	(358)	—	12,997
Corporate bonds	74,710	—	(1,860)	—	72,850
Total	$107,050	$—	$(2,641)	$—	$104,409

	December 31, 2022
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
U.S. treasury	$14,482	$—	$(478)	$—	$14,004
U.S. agency and government sponsored securities	6,999	—	(176)	—	6,823
U.S. states and municipalities	23,460	—	(501)	—	22,959
Corporate bonds	76,731	—	(2,345)	—	74,386
Total	$121,672	$—	$(3,500)	$—	$118,172
As of March 31, 2023, the total amortized cost basis of the Company’s available-for-sale securities in an unrealized loss position exceeded its fair value by $2.6 million, which was primarily attributable to widening credit spreads and rising interest rates since purchase. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. During the three months ended March 31, 2023, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income (loss).

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury	$—	$—	$11,666	$(321)	$11,666	$(321)
U.S. agency and government sponsored securities	—	—	6,896	(102)	6,896	(102)
U.S. states and municipalities	—	—	12,997	(358)	12,997	(358)
Corporate bonds	10,812	(77)	62,038	(1,783)	72,850	(1,860)
Total	$10,812	$(77)	$93,597	$(2,564)	$104,409	$(2,641)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury	—	—	14,004	(478)	14,004	(478)
U.S. agency and government sponsored securities	—	—	6,823	(176)	6,823	(176)
U.S. states and municipalities	4,567	(68)	13,772	(433)	18,339	(501)
Corporate bonds	15,327	(101)	59,059	(2,244)	74,386	(2,345)
Total	$19,894	$(169)	$93,658	$(3,331)	$113,552	$(3,500)
The following table presents the contractual maturities of the Company’s marketable investments as of March 31, 2023 (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Due in less than one year	$66,527	$65,133
Due in one to five years	40,523	39,276
Total	$107,050	$104,409
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company did not hold any Level 3 marketable investments as of March 31, 2023 or December 31, 2022. During the three months ended March 31, 2023 and 2022, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2023 or December 31, 2022.
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$32,384	$—	$—	$32,384
Marketable investments:
U.S. treasury	11,666	—	—	11,666
U.S. agency and government sponsored securities	—	6,896	—	6,896
U.S. states and municipalities	—	12,997	—	12,997
Corporate bonds	—	72,850	—	72,850
Total	$44,050	$92,743	$—	$136,793

	As of December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$21,521	$—	$—	$21,521
Marketable investments:
U.S. treasury	14,004	—	—	14,004
U.S. agency and government sponsored securities	—	6,823	—	6,823
U.S. states and municipalities	—	22,959	—	22,959
Corporate bonds	—	74,386	—	74,386
Total	$35,525	$104,168	$—	$139,693

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$90,980	$90,786
Work in process	32,761	26,793
Finished goods	220,301	216,427
Inventories	$344,042	$334,006
Accrued Liabilities
The following table shows the components of accrued liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Payroll and employee-related cost	$59,685	$60,480
Accrued expenses	11,147	10,902
Deferred revenue	9,114	9,158
Other accrued liabilities	25,923	25,760
Total accrued liabilities	$105,869	$106,300
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the three months ended March 31, 2023 and twelve months ended December 31, 2022, respectively (in thousands):

	March 31, 2023	December 31, 2022
Balance at the beginning of the period	$5,370	$4,310
Accruals of warranties issued	500	2,451
Settlements of warranty claims	(282)	(1,391)
Balance at the end of the period	$5,588	$5,370
5. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived intangible assets as of March 31, 2023 and December 31, 2022 (in thousands, except weighted-average amortization period):

As of March 31, 2023	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(12,495)	$70,794
Customer relationships	15.0 years	6,484	(2,485)	3,999
Trade secrets and processes	20.0 years	5,256	(1,380)	3,876
Total intangible assets	9.6 years	$95,029	$(16,360)	$78,669

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2022	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(10,113)	$73,176
Customer relationships	15.0 years	6,383	(2,340)	4,043
Trade secrets and processes	20.0 years	5,256	(1,314)	3,942
Other	5.0 years	1,646	(1,646)	—
Total intangible assets	9.6 years	$96,574	$(15,413)	$81,161
The gross carrying amount and accumulated amortization of the customer relationships are the only intangible assets subject to foreign currency translation effects.
The Company reviews indefinite-lived intangible assets for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that there were no impairment indicators as of March 31, 2023.
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$66	$66
Sales, general and administrative	2,486	1,982
Total	$2,552	$2,048
6. Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2023 (in thousands):

Total Company
Balance as of December 31, 2022	$166,046
Foreign currency translation	115
Balance as of March 31, 2023	$166,161
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined there were no impairment indicators as of March 31, 2023.
7. Indebtedness
Credit Agreement
On April 24, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and originally matured on April 23, 2021. During the three months ended March 31, 2021 and 2022, the Credit Agreement was amended to extend the maturity date and make other changes to the terms of the Credit Agreement.
In the first quarter of 2023, the Company and JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A., as lenders, entered into Amendment No. 3 to the Credit Agreement. Pursuant to the amendment, (i) the maturity date of the Credit Agreement was extended from February 17, 2023 to February 16, 2024, (ii) certain changes were made to the reference benchmark interest rates, applicable margins and borrowing mechanics under the Credit Agreement, which have the overall effect of increasing the interest rates payable by the Company on amounts borrowed

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
under the Credit Agreement, and (iii) the commitment fee payable on the average daily unused amount under the Credit Agreement was increased to 0.35% per annum.
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of March 31, 2023, the Company was in compliance with these requirements.
As of March 31, 2023 and December 31, 2022, there were no borrowings outstanding under the Credit Agreement.
8. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both March 31, 2023 and December 31, 2022, the amended license agreement required minimum quarterly royalty payments of $0.3 million. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of revenue for the three months ended March 31, 2023 and 2022 was $0.7 million and $0.6 million, respectively.
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
9. Stockholders’ Equity
Stock-based Compensation
Stock-based compensation expense is associated with restricted stock units (“RSUs”), RSUs with performance conditions (“PSUs”), stock options, and the Company’s Employee Stock Purchase Plan.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Certain RSUs granted to senior management during the three months ended March 31, 2023, will vest subject to the achievement of pre-established financial performance targets for the year ending December 31, 2023, and continued service. The fair value of these PSUs is based on the closing price of the Company's common stock on the date of grant. Stock-based compensation costs associated with these PSUs are recognized over the requisite service period of 4.25 years using graded vesting which results in more accelerated expense recognition compared to traditional time-based vesting over the same vesting period. Each reporting period, the Company monitors the probability of achieving the performance targets and may adjust periodic stock-based compensation expense based on its determination of the likelihood of achieving these performance targets and the estimated number of shares of common stock that will vest. The actual number of PSUs awarded is based on the actual performance during the performance period compared to the performance targets.
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,191	$856
Research and development	2,278	1,386
Sales, general and administrative	9,297	6,651
Total	$12,766	$8,893
As of March 31, 2023, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $76.4 million, which is expected to be recognized over a weighted average period of 3.0 years.
As of March 31, 2023, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $18.5 million, which is expected to be recognized over a weighted average period of 4.0 years.
The total stock-based compensation cost capitalized in inventory was $2.2 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively.
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
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(3,500)	$(4,624)	$(8,124)	$(595)	$(2,035)	$(2,630)
Other comprehensive income (loss) before reclassifications:
Unrealized gains (losses) — marketable investments	860	—	860	(2,474)	—	(2,474)
Foreign currency translation gains (losses)	—	403	403	—	(868)	(868)
Net of tax	860	403	1,263	(2,474)	(868)	(3,342)
Net current-year other comprehensive income (loss)	860	403	1,263	(2,474)	(868)	(3,342)
Balance, end of the period	$(2,640)	$(4,221)	$(6,861)	$(3,069)	$(2,903)	$(5,972)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Income Taxes
The Company’s income tax expense (benefit), deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgment and estimates are required in determining the consolidated income tax expense (benefit).
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
The Company’s provision for income taxes for the three months ended March 31, 2023 was $0.1 million, which was primarily due to tax expenses attributable to its worldwide profits offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction. The Company’s benefit from income taxes for the three months ended March 31, 2022 was $5.2 million, which was primarily due to tax benefits attributable to its worldwide losses combined with excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction.
The Company’s effective tax rate was 1.0% for the three months ended March 31, 2023, compared to 101.5% for the three months ended March 31, 2022. The Company’s change in effective tax rate was primarily attributable to small tax expenses over relatively large worldwide profits for the three months ended March 31, 2023, when compared to large tax benefits over relatively small worldwide losses for the three months ended March 31, 2022.
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
As of March 31, 2023 and 2022, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. The Company intends to continue maintaining this full valuation allowance until there is sufficient evidence to reverse it. However, considering current earnings and anticipated future earnings, as well as the impact of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years, the Company anticipates net operating loss (“NOL”) utilization may be accelerated. As a consequence, the Company believes there is a reasonable possibility that sufficient positive evidence may become available to conclude this valuation allowance may no longer be needed within the next 12 months. Release of the valuation allowance will result in the recognition of Federal Research and Development Tax Credit DTAs and a decrease to income tax expenses for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are highly dependent on the level of taxable income in future years. The Company will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.
As of March 31, 2023 and 2022, the company maintains a full valuation allowance against its California DTAs as the Company does not expect to generate sufficient future taxable income in California to realize the tax benefit due to the computation of California taxes under the single sales factor and non-conformity of the Section 174 capitalization rule.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of March 31, 2023.
12. Net Income per Share
The Company computed basic net income per share based on the weighted average number of shares of common stock outstanding during the period. The Company computed diluted net income per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive common stock equivalents outstanding during the period using the treasury stock method. For the purposes of this calculation, stock options, restricted stock units and stock sold through the Company’s employee stock purchase plan are considered common stock equivalents.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$8,562	$79
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	38,186,342	37,646,122
Potential dilutive stock-based options and awards	889,046	1,062,535
Diluted	39,075,388	38,708,657
Net income per share:
Basic	$0.22	$0.00
Diluted	$0.22	$0.00
For the three months ended March 31, 2023 and 2022, outstanding stock-based awards of 26 thousand and 123 thousand shares, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
13. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$171,879	$144,308
International	69,519	59,587
Total	$241,398	$203,895
The following table presents the Company’s revenues disaggregated by product category for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Vascular	$142,849	$122,809
Neuro	98,549	81,086
Total	$241,398	$203,895
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of March 31, 2023.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period. During the three months ended March 31, 2023, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract liabilities, net
The following information summarizes the Company’s contract assets and liabilities, net as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Contract liabilities, net	$8,297	$8,783
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements. Revenue recognized during the three months ended March 31, 2023 relating to contract liabilities as of December 31, 2022 was $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
To address the challenging and significant clinical needs of our key markets, we have developed products that fall into the following broad product families:
Our neuro products fall into four broad product families:
•Neuro thrombectomy - Penumbra System, including Penumbra RED, JET, ACE catheters and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories
•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400 and PAC400
•Neuro access - delivery catheters, consisting of Neuron, Neuron MAX Select, BENCHMARK, BMX96, BMX81, DDC, PX SLIM and SENDit
•Neurosurgical - Artemis Neuro Evacuation Device
Our vascular products fall into two broad product families:
•Vascular thrombectomy - INDIGO System designed for continuous aspiration, computer-orchestrated mechanical thrombectomy, including aspiration catheters, microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, separators, aspiration pump and accessories

•Peripheral embolization - RUBY Coil System, Ruby LP, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
Our immersive healthcare products fall into one broad product family:
•REAL Immersive System - portfolio of products that leverages immersive computer-based technologies to deliver engaging, immersive therapeutics to promote better health, motor function and cognition
We support healthcare providers, hospitals and clinics in more than 100 countries. In the three months ended March 31, 2023 and 2022, 28.8% and 29.2% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $241.4 million and $203.9 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $37.5 million. We generated income from operations of $8.0 million and a loss from operations of $4.0 million for the three months ended March 31, 2023 and 2022, respectively.
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
In order to navigate the pandemic, we made certain changes to how we manufacture, inspect and ship our products to prioritize the health and safety of our employees and to operate under the protocols mandated by our local and state governments. We also took steps to strengthen our liquidity position, which included entering into a Credit Agreement (the “Credit Agreement”) in April 2020 with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders, which is secured and provides for up to $100 million in available revolving borrowing capacity beyond the $199.1 million in cash, cash equivalents and marketable investments on our balance sheet as of March 31, 2023 with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million. The Credit Agreement originally matured on April 23, 2021 and was subsequently amended during the three months ended March 31, 2021, 2022 and 2023 to extend the maturity date and make other changes to the terms of the Credit Agreement. The Credit Agreement currently matures on February 16, 2024. See Note “7. Indebtedness” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
While the acute phase of the pandemic has subsided due to the development and widespread availability of vaccines for COVID-19,we are unable to reliably predict the full impact that COVID-19 will have on our business due to numerous uncertainties, including the severity and duration of the pandemic, the global resurgences of cases, particularly as new variants of the virus spread, additional actions that may be taken by governmental authorities in response to the pandemic, the impact of the pandemic on the business of our customers, distributors and suppliers, other businesses and worldwide economies in general, our ability to have access to our customers to provide training and case support, and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, and financial condition.
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
Provision For (Benefit from) Income Taxes
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2023		2022
	(in thousands, except for percentages)
Revenue	$241,398	100.0%	$203,895	100.0%
Cost of revenue	90,326	37.4	76,477	37.5
Gross profit	151,072	62.6	127,418	62.5
Operating expenses:
Research and development	19,986	8.3	20,564	10.1
Sales, general and administrative	123,078	51.0	110,900	54.4
Total operating expenses	143,064	59.3	131,464	64.5
Income (loss) from operations	8,008	3.3	(4,046)	(2.0)
Interest income (expense), net	554	0.2	(47)	0.0
Other income (expense), net	90	—	(1,011)	(0.5)
Income (loss) before income taxes	8,652	3.6	(5,104)	(2.5)
Provision for (benefit from) income taxes	90	—	(5,183)	(2.5)
Net income	$8,562	3.5%	$79	—%

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Vascular	$142,849	$122,809	$20,040	16.3%
Neuro	98,549	81,086	17,463	21.5%
Total	$241,398	$203,895	$37,503	18.4%
Revenue increased $37.5 million, or 18.4%, to $241.4 million in the three months ended March 31, 2023, from $203.9 million in the three months ended March 31, 2022. Overall revenue growth is primarily due to an increase in sales of new and existing products within our vascular and neuro businesses.
Revenue from our vascular products increased $20.0 million, or 16.3%, to $142.8 million in the three months ended March 31, 2023, from $122.8 million in the three months ended March 31, 2022. This increase was primarily attributable to increased revenue in the United States, sales of new products and further market penetration of our existing products. The increase in product sales was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 17.0% and 15.5%, respectively in the three months ended March 31, 2023. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products increased $17.5 million, or 21.5%, to $98.5 million in the three months ended March 31, 2023, from $81.1 million in the three months ended March 31, 2022. This increase in revenue was primarily attributable to sales of new products and further market penetration of our existing products in Europe and the United States. The increase in product sales was driven by an increase in sales of our neuro access products and neuro thrombectomy products, which globally increased by 35.3% and 18.6%, respectively, in the three months ended March 31, 2023, partially offset by a decrease in sales of our neuro embolization products, which decreased by 13.8% in the three months ended March 31, 2023. Prices for our neuro products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,				Change
	2023		2022		$	%
	(in thousands, except for percentages)
United States	$171,879	71.2%	$144,308	70.8%	$27,571	19.1%
International	69,519	28.8%	59,587	29.2%	9,932	16.7%
Total	$241,398	100.0%	$203,895	100.0%	$37,503	18.4%
Revenue from product sales in international markets increased $9.9 million, or 16.7%, to $69.5 million in the three months ended March 31, 2023, from $59.6 million in the three months ended March 31, 2022. Revenue from international sales represented 28.8% and 29.2% of our total revenue for the three months ended March 31, 2023 and 2022, respectively.

Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of revenue	$90,326	$76,477	$13,849	18.1%
Gross profit	$151,072	$127,418	$23,654	18.6%
Gross margin %	62.6%	62.5%
Gross margin remained relatively flat, increasing by 0.1 percentage points to 62.6% in the three months ended March 31, 2023, from 62.5% in the three months ended March 31, 2022. Gross margin is impacted by product mix, regional mix and start up costs associated with new product launches. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
R&D	$19,986	$20,564	$(578)	(2.8)%
R&D as a percentage of revenue	8.3%	10.1%
R&D expenses decreased by $0.6 million, or 2.8%, to $20.0 million in the three months ended March 31, 2023, from $20.6 million in the three months ended March 31, 2022. The decrease was primarily due to a $1.7 million decrease in product development and testing costs, partially offset by a $0.9 million increase in personnel-related expenses.
We have continued to make investments, and plan to continue to make investments, in the development of our products. As part of our ongoing investment in the development of our products, we may incur additional expenses related to research and development milestones. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development, which may include additional personnel-related expenses in conjunction with the launch of new products.
Sales, General and Administrative (“SG&A”)

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
SG&A	$123,078	$110,900	$12,178	11.0%
SG&A as a percentage of revenue	51.0%	54.4%
SG&A expenses increased by $12.2 million, or 11.0%, to $123.1 million in the three months ended March 31, 2023, from $110.9 million in the three months ended March 31, 2022. The increase was primarily due to a $11.1 million increase in personnel-related expenses to support our growth, a $1.9 million increase in infrastructure costs, and a $1.1 million increase in travel-related expenses.
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
Provision for (benefit from) income taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$90	$(5,183)	$5,273	(101.7)%
Effective tax rate	1.0%	101.5%
Our provision for income taxes was $0.1 million for the three months ended March 31, 2023, which was primarily due to tax expenses attributable to our worldwide profits offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our benefit from income taxes was $5.2 million for the three months ended March 31, 2022, which was primarily due to tax benefits attributable to our worldwide losses combined with excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction.

Our effective tax rate was 1.0% for the three months ended March 31, 2023, compared to 101.5% for the three months ended March 31, 2022. Our change in effective tax rate was primarily attributable to small tax expenses over relatively large worldwide profits for the three months ended March 31, 2023, when compared to large tax benefits over relatively small worldwide losses for the three months ended March 31, 2022.

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

As of March 31, 2023 and 2022, we maintain a valuation allowance against our Federal Research and Development Tax Credit DTAs as we could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. We intend to continue maintaining this full valuation allowance until there is sufficient evidence to reverse it. However, considering current earnings and anticipated future earnings, as well as the impact of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years, we anticipate net operating loss (“NOL”) utilization may be accelerated. As a consequence, we believe there is a reasonable possibility that sufficient positive evidence may become available to conclude this valuation allowance may no longer be needed within the next 12 months. Release of the valuation allowance will result in the recognition of Federal Research and Development Tax Credit DTAs and a decrease to income tax expenses for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are highly dependent on the level of taxable income in future years. We will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.

Liquidity and Capital Resources
As of March 31, 2023, we had $640.2 million in working capital, which included $94.7 million in cash and cash equivalents and $104.4 million in marketable investments. As of March 31, 2023, we held approximately 20.2% of our cash and cash equivalents in foreign entities.

In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. In order to further strengthen our liquidity position and financial flexibility, on April 24, 2020 we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement is secured and provides for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $150 million. The Credit Agreement originally matured on April 23, 2021 and was subsequently amended during the three months ended March 31, 2021, 2022 and 2023 to extend the maturity date and make other changes to the terms of the Credit Agreement. The Credit Agreement currently matures on February 16, 2024. See Note “7. Indebtedness” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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

The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$94,688	$69,858
Marketable investments	104,409	118,172
Accounts receivable, net	207,364	203,384
Accounts payable	28,199	26,679
Accrued liabilities	105,869	106,300
Working capital(1)	640,162	610,767

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$69,858	$59,379
Net cash provided by (used in) operating activities	13,129	(4,514)
Net cash provided by investing activities	10,711	15,711
Net cash provided by (used in) financing activities	1,376	(2,641)
Cash and cash equivalents and restricted cash at end of period	94,688	68,163
Net Cash Provided By (Used In) Operating Activities
Net cash provided by (used in) operating activities consists primarily of consolidated net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $13.1 million during the three months ended March 31, 2023 and consisted of consolidated net income of $8.6 million and non-cash items of $19.5 million, offset by net changes in operating assets and liabilities of $15.0 million. The change in operating assets and liabilities includes an increase in inventories of $10.6 million to support our growth, an increase in accounts receivable of $3.5 million due to timing of receipt of payment, and an increase in prepaid expenses and other current and non-current assets of $4.0 million. This was partially offset by an increase in accounts payable of $2.1 million and an increase in accrued expenses and other non-current liabilities of $1.1 million.
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
Net Cash Provided By Investing Activities
Net cash provided by investing activities relates primarily to proceeds from maturities of marketable investments and capital expenditures.
Net cash provided by investing activities was $10.7 million during the three months ended March 31, 2023 and primarily consisted of proceeds from maturities of marketable investments of $14.6 million, partially offset by capital expenditures of $3.9 million.

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
Net cash provided by financing activities was $1.4 million during the three months ended March 31, 2023 and primarily consisted of proceeds from exercises of stock options of $2.2 million, partially offset by $0.5 million in payments towards finance leases and $0.2 million of payments of employee taxes related to vested restricted stock units.
Net cash used in financing activities was $2.6 million during the three months ended March 31, 2022 and primarily consisted of $3.2 million of payments of employee taxes related to vested restricted stock and restricted stock units and $0.4 million in payments towards finance leases, partially offset by proceeds from exercises of stock options of $1.1 million.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments as of March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Standards
No recently issued accounting standards are expected to impact the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents or our marketable investments.
Interest Rate Risk. We had cash and cash equivalents of $94.7 million as of March 31, 2023, which consisted of funds held in money market funds, general checking and savings accounts. In addition, we had marketable investments of $104.4 million, which consisted primarily of corporate bonds, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under the Credit Agreement bear interest at: (1) the adjusted EURIBOR rate, plus an applicable rate, for euro currency revolving borrowing; or (2) an alternate base rate, daily simple SOFR, or adjusted term SOFR rate, as applicable, plus an applicable rate, for revolving borrowing in U.S. dollars. As of March 31, 2023, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the three months ended March 31, 2023 was primarily impacted by product mix, regional mix and start-up costs associated with new product launches, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2023 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at March 31, 2023.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended March 31, 2023, we completed a multi-stage implementation of a new Enterprise Resource Planning (“ERP”) system, replacing our legacy core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. Except for the implementation of the new ERP system and related controls, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarterly period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On April 7, 2023, a former contractor who had been retained by the Company through a third party staffing agency filed a putative class action lawsuit as well as a Private Attorney General Act (“PAGA”) representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the contractor and similarly situated Company contractors and employees in California, alleging various claims pursuant to the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Additionally, on April 10, 2023, a current employee of the Company filed a PAGA representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the employee and similarly situated Company employees in California, alleging similar claims. The complaints seek payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. The Company believes the claims lack merit, and intends to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters. Accordingly, the Company has not accrued any amount for potential losses associated with these matters.

ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported in, or new risk factors identified since the filing of, our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
10.1	Amendment No. 3, dated as of February 17, 2023, to Credit Agreement, dated as of April 24, 2020, by and among Penumbra, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, Citibank, N.A., as Lender, and Bank of America, N.A., as Lender.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 2, 2023
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)