Form 10-Q
period 2023-06-30
Penumbra Inc
filed 2023-08-01
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 18, 2023, the registrant had 38,436,663 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$114,167	$69,858
Marketable investments	106,896	118,172
Accounts receivable, net of allowance for credit losses of $4,775 and $862 at June 30, 2023 and December 31, 2022, respectively	208,965	203,384
Inventories	358,770	334,006
Prepaid expenses and other current assets	39,078	30,279
Total current assets	827,876	755,699
Property and equipment, net	65,958	65,015
Operating lease right-of-use assets	187,494	192,636
Finance lease right-of-use assets	31,751	33,323
Intangible assets, net	76,116	81,161
Goodwill	166,166	166,046
Deferred taxes	66,671	64,213
Other non-current assets	10,500	12,793
Total assets	$1,432,532	$1,370,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,819	$26,679
Accrued liabilities	105,606	106,300
Current operating lease liabilities	10,715	10,033
Current finance lease liabilities	1,984	1,920
Total current liabilities	144,124	144,932
Non-current operating lease liabilities	194,655	198,955
Non-current finance lease liabilities	23,922	24,865
Other non-current liabilities	3,288	3,276
Total liabilities	365,989	372,028
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	1,000,658	963,040
Accumulated other comprehensive loss	(5,579)	(8,124)
Retained earnings	71,426	43,904
Total stockholders’ equity	1,066,543	998,858
Total liabilities and stockholders’ equity	$1,432,532	$1,370,886

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$261,499	$208,344	$502,897	$412,239
Cost of revenue	94,638	74,309	184,964	150,786
Gross profit	166,861	134,035	317,933	261,453
Operating expenses:
Research and development	21,537	19,559	41,523	40,123
Sales, general and administrative	127,435	114,615	250,513	225,515
Total operating expenses	148,972	134,174	292,036	265,638
Income (loss) from operations	17,889	(139)	25,897	(4,185)
Interest income (expense), net	839	(72)	1,393	(119)
Other income (expense), net	808	(956)	898	(1,967)
Income (loss) before income taxes	19,536	(1,167)	28,188	(6,271)
Provision for (benefit from) income taxes	576	2,520	666	(2,663)
Net income (loss)	$18,960	$(3,687)	$27,522	$(3,608)

Net income (loss) per share:
Basic	$0.49	$(0.10)	$0.72	$(0.10)
Diluted	$0.48	$(0.10)	$0.70	$(0.10)
Weighted average shares outstanding:
Basic	38,320,999	37,767,519	38,254,042	37,707,156
Diluted	39,201,155	37,767,519	39,151,412	37,707,156

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$18,960	$(3,687)	$27,522	$(3,608)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	654	(3,333)	1,057	(4,201)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	628	(853)	1,488	(3,327)
Total other comprehensive income (loss), net of tax	1,282	(4,186)	2,545	(7,528)
Comprehensive income (loss)	$20,242	$(7,873)	$30,067	$(11,136)

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,107,977	$38	$963,040	$(8,124)	$43,904	$998,858
Issuance of common stock	134,936	—	2,209	—	—	2,209
Shares held for tax withholdings	(813)	—	(204)	—	—	(204)
Stock-based compensation	—	—	13,781	—	—	13,781
Other comprehensive income	—	—	—	1,263	—	1,263
Net income	—	—	—	—	8,562	8,562
Balance at March 31, 2023	38,242,100	$38	$978,826	$(6,861)	$52,466	$1,024,469
Issuance of common stock	114,930		1,614	—	—	1,614
Issuance of common stock under employee stock purchase plan	51,264		8,385	—	—	8,385
Shares held for tax withholdings	(2,689)		(822)	—	—	(822)
Stock-based compensation	—	—	12,655	—	—	12,655
Other comprehensive income	—	—	—	1,282	—	1,282
Net income	—	—	—	—	18,960	18,960
Balance at June 30, 2023	38,405,605	$38	$1,000,658	$(5,579)	$71,426	$1,066,543

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,578,483	$37	$910,614	$(2,630)	$45,906	$953,927
Issuance of common stock	103,984	1	1,102	—	—	1,103
Shares held for tax withholdings	(14,243)	—	(3,181)	—	—	(3,181)
Stock-based compensation	—	—	10,716	—	—	10,716
Other comprehensive loss	—	—	—	(3,342)	—	(3,342)
Net income	—	—	—	—	79	79
Balance at March 31, 2022	37,668,224	$38	$919,251	$(5,972)	$45,985	$959,302
Issuance of common stock	158,735	—	3,466	—	—	3,466
Issuance of common stock under employee stock purchase plan	66,098	—	7,998	—	—	7,998
Shares held for tax withholdings	(12,950)	—	(1,900)	—	—	(1,900)
Stock-based compensation	—	—	9,022	—	—	9,022
Other comprehensive loss	—	—	—	(4,186)	—	(4,186)
Net loss	—	—	—	—	(3,687)	(3,687)
Balance at June 30, 2022	37,880,107	$38	$937,837	$(10,158)	$42,298	$970,015
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,522	$(3,608)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,285	11,655
Stock-based compensation	25,589	17,679
Inventory write-downs	1,399	1,573
Deferred taxes	(2,450)	(2,741)
Other	3,587	(749)
Changes in operating assets and liabilities:
Accounts receivable	(8,421)	(54,299)
Inventories	(25,758)	(36,051)
Prepaid expenses and other current and non-current assets	(5,901)	(2,460)
Accounts payable	(259)	9,024
Accrued expenses and other non-current liabilities	1,635	15,658
Proceeds from lease incentives	—	230
Net cash provided by (used in) operating activities	30,228	(44,089)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	(15,194)	—
Proceeds from sales of marketable investments	—	1,180
Proceeds from maturities of marketable investments	27,970	44,579
Purchases of property and equipment	(8,236)	(9,388)
Other	(500)	—
Net cash provided by investing activities	4,040	36,371
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	3,823	4,568
Proceeds from issuance of stock under employee stock purchase plan	8,385	7,998
Payment of employee taxes related to vested stock	(1,026)	(5,081)
Payments of finance lease obligations	(957)	(858)
Other	(155)	(137)
Net cash provided by financing activities	10,070	6,490
Effect of foreign exchange rate changes on cash and cash equivalents	(29)	83
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,309	(1,145)
CASH AND CASH EQUIVALENTS—Beginning of period	69,858	59,379
CASH AND CASH EQUIVALENTS—End of period	$114,167	$58,234
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$1,155	$51,191
Right-of-use assets obtained in exchange for finance lease obligations	$76	$89
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,468	$3,059
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$9,816	$8,458
Cash paid for income taxes	$2,946	$2,157

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, the changes in its comprehensive income (loss) and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for the granting of restricted stock units with performance conditions to senior management during the three months ended March 31, 2023. Refer to Note “9. Stockholders’ Equity” for information on the Company’s accounting policy.
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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$3,173	$—	$(2)	$—	$3,171
Certificate of deposit	3,535	—	(1)	—	3,534
U.S. treasury	18,021	$1	$(370)	$—	$17,652
U.S. agency and government sponsored securities	2,998	—	(65)	—	2,933
U.S. states and municipalities	12,615	—	(249)	—	12,366
Corporate bonds	68,565	—	(1,325)	—	67,240
Total	$108,907	$1	$(2,012)	$—	$106,896

	December 31, 2022
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
U.S. treasury	$14,482	$—	$(478)	$—	$14,004
U.S. agency and government sponsored securities	6,999	—	(176)	—	6,823
U.S. states and municipalities	23,460	—	(501)	—	22,959
Corporate bonds	76,731	—	(2,345)	—	74,386
Total	$121,672	$—	$(3,500)	$—	$118,172
As of June 30, 2023, the total amortized cost basis of the Company’s available-for-sale securities in an unrealized loss position exceeded its fair value by $2.0 million, which was primarily attributable to widening credit spreads and rising interest rates since purchase. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. During the three and six months ended June 30, 2023, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$3,171	$(3)	$—	$—	$3,171	$(3)
Certificate of deposit	2,899	$(1)	$—	$—	$2,899	$(1)
U.S. treasury	$5,583	$(115)	$9,235	$(255)	$14,818	$(370)
U.S. agency and government sponsored securities	—	—	2,933	(64)	2,933	(64)
U.S. states and municipalities	—	—	11,366	(249)	11,366	(249)
Corporate bonds	17,520	(41)	49,719	(1,284)	67,239	(1,325)
Total	$29,173	$(160)	$73,253	$(1,852)	$102,426	$(2,012)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury	—	—	14,004	(478)	14,004	(478)
U.S. agency and government sponsored securities	—	—	6,823	(176)	6,823	(176)
U.S. states and municipalities	4,567	(68)	13,772	(433)	18,339	(501)
Corporate bonds	15,327	(101)	59,059	(2,244)	74,386	(2,345)
Total	$19,894	$(169)	$93,658	$(3,331)	$113,552	$(3,500)
The following table presents the contractual maturities of the Company’s marketable investments as of June 30, 2023 (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Due in less than one year	$71,589	$70,480
Due in one to five years	37,318	36,416
Total	$108,907	$106,896
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
The Company did not hold any Level 3 marketable investments as of June 30, 2023 or December 31, 2022. During the six months ended June 30, 2023 and 2022, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2023 or December 31, 2022.
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$36,916	$—	$—	$36,916
Marketable investments:
Commercial paper	—	3,171	—	3,171
Certificate of deposit	—	3,534	—	3,534
U.S. treasury	17,652	—	—	17,652
U.S. agency and government sponsored securities	—	2,933	—	2,933
U.S. states and municipalities	—	12,366	—	12,366
Corporate bonds	—	67,240	—	67,240
Total	$54,568	$89,244	$—	$143,812

	As of December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$21,521	$—	$—	$21,521
Marketable investments:
U.S. treasury	14,004	—	—	14,004
U.S. agency and government sponsored securities	—	6,823	—	6,823
U.S. states and municipalities	—	22,959	—	22,959
Corporate bonds	—	74,386	—	74,386
Total	$35,525	$104,168	$—	$139,693

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$100,167	$90,786
Work in process	42,391	26,793
Finished goods	216,212	216,427
Inventories	$358,770	$334,006
Accrued Liabilities
The following table shows the components of accrued liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Payroll and employee-related cost	$61,945	$60,480
Accrued expenses	10,507	10,902
Deferred revenue	8,430	9,158
Other accrued liabilities	24,724	25,760
Total accrued liabilities	$105,606	$106,300
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the six months ended June 30, 2023 and twelve months ended December 31, 2022, respectively (in thousands):

	June 30, 2023	December 31, 2022
Balance at the beginning of the period	$5,370	$4,310
Accruals of warranties issued	1,025	2,451
Settlements of warranty claims	(645)	(1,391)
Balance at the end of the period	$5,750	$5,370
5. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived intangible assets as of June 30, 2023 and December 31, 2022 (in thousands, except weighted-average amortization period):

As of June 30, 2023	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(14,877)	$68,412
Customer relationships	15.0 years	6,489	(2,595)	3,894
Trade secrets and processes	20.0 years	5,256	(1,446)	3,810
Total intangible assets	9.7 years	$95,034	$(18,918)	$76,116

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2022	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(10,113)	$73,176
Customer relationships	15.0 years	6,383	(2,340)	4,043
Trade secrets and processes	20.0 years	5,256	(1,314)	3,942
Other	5.0 years	1,646	(1,646)	—
Total intangible assets	9.6 years	$96,574	$(15,413)	$81,161
The gross carrying amount and accumulated amortization of the customer relationships are the only intangible assets subject to foreign currency translation effects.
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$66	$66	$131	$132
Sales, general and administrative	2,488	1,972	4,975	3,954
Total	$2,554	$2,038	$5,106	$4,086
6. Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2023 (in thousands):

Total Company
Balance as of December 31, 2022	$166,046
Foreign currency translation	120
Balance as of June 30, 2023	$166,166
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined there were no impairment indicators as of June 30, 2023.
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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
maximum leverage ratio. As of June 30, 2023, the Company was in compliance with these requirements.
As of June 30, 2023 and December 31, 2022, there were no borrowings outstanding under the Credit Agreement.
8. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both June 30, 2023 and December 31, 2022, the amended license agreement required minimum quarterly royalty payments of $0.3 million. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of revenue for the three months ended June 30, 2023 and 2022 was $0.7 million and $0.6 million, respectively, and for the six months ended June 30, 2023 and 2022, was $1.3 million and $1.2 million, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,281	$880	$2,472	$1,736
Research and development	2,431	1,514	4,709	2,900
Sales, general and administrative	9,111	6,392	18,408	13,043
Total	$12,823	$8,786	$25,589	$17,679
As of June 30, 2023, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $71.4 million, which is expected to be recognized over a weighted average period of 2.8 years.
As of June 30, 2023, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $15.8 million, which is expected to be recognized over a weighted average period of 3.7 years.
The total stock-based compensation cost capitalized in inventory was $2.1 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(2,640)	$(4,221)	$(6,861)	$(3,069)	$(2,903)	$(5,972)
Other comprehensive income (loss) before reclassifications:
Unrealized gains (losses) — marketable investments	628	—	628	(853)	—	(853)
Foreign currency translation gains (losses)	—	654	654	—	(3,333)	(3,333)
Net of tax	628	654	1,282	(853)	(3,333)	(4,186)
Net current-year other comprehensive income (loss)	628	654	1,282	(853)	(3,333)	(4,186)
Balance, end of the period	$(2,012)	$(3,567)	$(5,579)	$(3,922)	$(6,236)	$(10,158)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(3,500)	$(4,624)	$(8,124)	$(595)	$(2,035)	$(2,630)
Other comprehensive income (loss) before reclassifications:
Unrealized gains (losses) — marketable investments	1,488	—	1,488	(3,327)	—	(3,327)
Foreign currency translation gains (losses)	—	1,057	1,057	—	(4,201)	(4,201)
Net of tax	1,488	1,057	2,545	(3,327)	(4,201)	(7,528)
Net current-year other comprehensive income (loss)	1,488	1,057	2,545	(3,327)	(4,201)	(7,528)
Balance, end of the period	$(2,012)	$(3,567)	$(5,579)	$(3,922)	$(6,236)	$(10,158)
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
The Company’s provision for income taxes for the three months ended June 30, 2023 was $0.6 million, which was primarily due to tax expenses attributable to its worldwide profits offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction. The Company’s provision for income taxes for the three months ended June 30, 2022 was $2.5 million, which was primarily due to tax deficiencies (shortfalls) expenses from stock-based compensation attributable to its U.S. jurisdiction as a result of stock price fluctuation, offset by tax benefits attributable to its worldwide losses. The Company’s effective tax rate changed to 2.9% for the three months ended June 30, 2023 from (215.9)% for the three months ended June 30, 2022, primarily due to small tax expenses over relatively large worldwide profits in 2023 comparing to large tax expenses over relatively small worldwide losses in 2022.
The Company’s provision for income taxes for the six months ended June 30, 2023 was $0.7 million, which was primarily due to tax expenses attributable to its worldwide profits offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction. The Company’s benefit from income taxes for the six months ended June 30, 2022 was $2.7 million, which was primarily due to tax benefits attributable to its worldwide losses, offset by tax deficiencies (shortfall) expenses from stock-based compensation attributable to its U.S. jurisdiction as a result of stock price fluctuation. The Company’s effective tax rate changed to 2.4% for the six months ended June 30, 2023 from 42.5% for the six months ended June 30, 2022, primarily due to small tax expenses over relatively large worldwide profits in 2023 comparing to large tax benefits over relatively small worldwide losses in 2022.
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
As of June 30, 2023 and 2022, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. The Company intends to continue maintaining this full valuation allowance until there is sufficient evidence to reverse it. However, considering current earnings and anticipated future earnings, as well as the impact of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years, the Company anticipates net operating loss (“NOL”) utilization may be accelerated. As a consequence, the Company believes there is a reasonable possibility that sufficient positive evidence may become available to conclude this valuation allowance may no longer be needed within the next 12 months. Release of the valuation allowance will result in the recognition of Federal Research and Development Tax Credit DTAs and a decrease to income tax expenses for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are highly dependent on the level

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
of taxable income in future years. The Company will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.
As of June 30, 2023 and 2022, the company maintains a full valuation allowance against its California DTAs as the Company does not expect to generate sufficient future taxable income in California to realize the tax benefit due to the computation of California taxes under the single sales factor and non-conformity of the Section 174 capitalization rule.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of June 30, 2023.
12. Net Income (Loss) per Share
The Company computed basic net income (loss) per share based on the weighted average number of shares of common stock outstanding during the period. The Company computed diluted net income (loss) per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive common stock equivalents outstanding during the period using the treasury stock method. For the purposes of this calculation, stock options, restricted stock units and stock sold through the Company’s employee stock purchase plan are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$18,960	$(3,687)	$27,522	$(3,608)
Denominator:
Weighted average shares used to compute net income (loss) attributable to common stockholders:
Basic	38,320,999	37,767,519	38,254,042	37,707,156
Potential dilutive stock-based options and awards	880,156	—	897,370	—
Diluted	39,201,155	37,767,519	39,151,412	37,707,156
Net income (loss) per share:
Basic	$0.49	$(0.10)	$0.72	$(0.10)
Diluted	$0.48	$(0.10)	$0.70	$(0.10)
For the three months ended June 30, 2023 and 2022, outstanding stock-based awards of 8 thousand and 1,766 thousand shares, respectively, and for the six months ended June 30, 2023 and 2022 outstanding stock-based awards of 8 thousand and 1,878 thousand shares, respectively, were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
13. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$186,772	$141,456	$358,651	$285,764
International	74,727	66,888	144,246	126,475
Total	$261,499	$208,344	$502,897	$412,239
The following table presents the Company’s revenues disaggregated by product category for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vascular	$152,684	$123,543	$295,533	$246,352
Neuro	108,815	84,801	207,364	165,887
Total	$261,499	$208,344	$502,897	$412,239
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of June 30, 2023.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period. During the three and six months ended June 30, 2023, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract liabilities, net
The following information summarizes the Company’s contract assets and liabilities, net as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Contract liabilities, net	$7,883	$8,783
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements. Revenue recognized during the three and six months ended June 30, 2023 relating to contract liabilities as of March 31, 2023 and December 31, 2022 was $0.4 million and $0.9 million, respectively.

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
Our vascular products fall into two broad product families:
•Vascular thrombectomy - INDIGO System designed for continuous or modulated aspiration, computer-orchestrated mechanical thrombectomy, including aspiration catheters, microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, separators, aspiration pump and accessories

•Peripheral embolization - RUBY Coil System, Ruby LP, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
Our immersive healthcare products fall into one broad product family:
•REAL Immersive System - portfolio of products that leverages immersive computer-based technologies to deliver engaging, immersive therapeutics to promote better health, motor function and cognition
We support healthcare providers, hospitals and clinics in more than 100 countries. In the six months ended June 30, 2023 and 2022, 28.7% and 30.7% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $502.9 million and $412.2 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $90.7 million. We generated income from operations of $25.9 million and a loss from operations of $4.2 million for the six months ended June 30, 2023 and 2022, respectively.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$261,499	100.0%	$208,344	100.0%	$502,897	100.0%	$412,239	100.0%
Cost of revenue	94,638	36.2	74,309	35.7	184,964	36.8	150,786	36.6
Gross profit	166,861	63.8	134,035	64.3	317,933	63.2	261,453	63.4
Operating expenses:
Research and development	21,537	8.2	19,559	9.4	41,523	8.3	40,123	9.7
Sales, general and administrative	127,435	48.7	114,615	55.0	250,513	49.8	225,515	54.7
Total operating expenses	148,972	57.0	134,174	64.4	292,036	58.1	265,638	64.4
Income (loss) from operations	17,889	6.8	(139)	(0.1)	25,897	5.1	(4,185)	(1.0)
Interest income (expense), net	839	0.3	(72)	0.0	1,393	0.3	(119)	—
Other income (expense), net	808	0.3	(956)	(0.5)	898	0.2	(1,967)	(0.5)
Income (loss) before income taxes	19,536	7.5	(1,167)	(0.6)	28,188	5.6	(6,271)	(1.5)
Provision for (benefit from) income taxes	576	0.2	2,520	1.2	666	0.1	(2,663)	(0.6)
Net income (loss)	$18,960	7.3%	$(3,687)	(1.8)%	$27,522	5.5%	$(3,608)	(0.9)%

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Vascular	$152,684	$123,543	$29,141	23.6%
Neuro	108,815	84,801	24,014	28.3%
Total	$261,499	$208,344	$53,155	25.5%
Revenue increased $53.2 million, or 25.5%, to $261.5 million in the three months ended June 30, 2023, from $208.3 million in the three months ended June 30, 2022. Overall revenue growth was primarily due to an increase in sales of new and existing products within our vascular and neuro businesses.
Revenue from our vascular products increased $29.1 million, or 23.6%, to $152.7 million in the three months ended June 30, 2023, from $123.5 million in the three months ended June 30, 2022. This increase was driven by a 49.8% increase in sales of our vascular thrombectomy products in the United States and primarily attributable to sales of new products and further market penetration of our existing products while the rest of our vascular business remained relatively flat. Prices for our vascular products remained substantially unchanged during the period.

Revenue from our neuro products increased $24.0 million, or 28.3%, to $108.8 million in the three months ended June 30, 2023, from $84.8 million in the three months ended June 30, 2022. This increase was primarily attributable to sales of new products and further market penetration of our existing products in Europe and the United States. The increase in product sales was driven by an increase in sales of our neuro thrombectomy products and neuro access products, which globally increased by 32.4% and 27.6%, respectively, in the three months ended June 30, 2023, partially offset by a decrease in sales of our neuro embolization products, which decreased by 16.1% in the three months ended June 30, 2023. Prices for our neuro products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Change
	2023		2022		$	%
	(in thousands, except for percentages)
United States	$186,772	71.4%	$141,456	67.9%	$45,316	32.0%
International	74,727	28.6%	66,888	32.1%	7,839	11.7%
Total	$261,499	100.0%	$208,344	100.0%	$53,155	25.5%
Revenue from product sales in international markets increased $7.8 million, or 11.7%, to $74.7 million in the three months ended June 30, 2023, from $66.9 million in the three months ended June 30, 2022. Revenue from international sales represented 28.6% and 32.1% of our total revenue for the three months ended June 30, 2023 and 2022, respectively.
Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of revenue	$94,638	$74,309	$20,329	27.4%
Gross profit	$166,861	$134,035	$32,826	24.5%
Gross margin %	63.8%	64.3%
Gross margin remained relatively flat, decreasing by 0.5 percentage points to 63.8% in the three months ended June 30, 2023, from 64.3% in the three months ended June 30, 2022. Gross margin is impacted by product mix, regional mix, start-up costs associated with new product launches, and macroeconomic factors such as inflation headwinds. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
R&D	$21,537	$19,559	$1,978	10.1%
R&D as a percentage of revenue	8.2%	9.4%
R&D expenses increased by $2.0 million, or 10.1%, to $21.5 million in the three months ended June 30, 2023, from $19.6 million in the three months ended June 30, 2022. The increase was primarily due to a $1.7 million increase in personnel-related expenses.
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

Sales, General and Administrative (“SG&A”)

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
SG&A	$127,435	$114,615	$12,820	11.2%
SG&A as a percentage of revenue	48.7%	55.0%
SG&A expenses increased by $12.8 million, or 11.2%, to $127.4 million in the three months ended June 30, 2023, from $114.6 million in the three months ended June 30, 2022. The increase was primarily due to a $8.6 million increase in personnel-related expenses to support our growth.
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
Provision for income taxes

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Provision for income taxes	$576	$2,520	$(1,944)	(77.1)%
Effective tax rate	2.9%	(215.9)%
Our provision for income taxes was $0.6 million for the three months ended June 30, 2023, which was primarily due to tax expenses attributable to our worldwide profits offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our provision for income taxes was $2.5 million for the three months ended June 30, 2022, which was primarily due to tax deficiencies (shortfalls) expenses from stock based compensation attributable to our U.S. jurisdiction as a result of stock price fluctuation, offset by tax benefits attributable to our worldwide losses.

Our effective tax rate changed to 2.9% for the three months ended June 30, 2023 from (215.9)% for the three months ended June 30, 2022, primarily due to small tax expenses over relatively large worldwide profits in 2023 comparing to large tax expenses over relatively small worldwide losses in 2022.

Prospectively, our effective tax rate will likely be driven by (1) permanent differences in taxable income for tax and financial reporting purposes, (2) tax expense or benefit attributable to our worldwide financial result, and (3) discrete tax adjustments such as excess tax benefits or deficiencies related to stock-based compensation. Our income tax provision is subject to volatility as the amount of excess tax benefits or deficiencies can fluctuate from period to period based on the price of our stock, the volume of share-based grants settled or vested, and the fair value assigned to equity awards under U.S. GAAP.

As of June 30, 2023 and 2022, we maintain a valuation allowance against our Federal Research and Development Tax Credit DTAs as we could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. We intend to continue maintaining this full valuation allowance until there is sufficient evidence to reverse it. However, considering current earnings and anticipated future earnings, as well as the impact of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years, we anticipate net operating loss (“NOL”) utilization may be accelerated. As a consequence, we believe there is a reasonable possibility that sufficient positive evidence may become available to conclude this valuation allowance may no longer be needed within the next 12 months. Release of the valuation allowance will result in the recognition of Federal Research and Development Tax Credit DTAs and a decrease to income tax expenses for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are highly dependent on the level of taxable income in future years. We will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Vascular	$295,533	$246,352	$49,181	20.0%
Neuro	207,364	165,887	41,477	25.0%
Total	$502,897	$412,239	$90,658	22.0%
Revenue increased $90.7 million, or 22.0%, to $502.9 million in the six months ended June 30, 2023, from $412.2 million in the six months ended June 30, 2022. Overall revenue growth was primarily due to an increase in sales of new and existing products within our vascular and neuro businesses.
Revenue from our vascular products increased $49.2 million, or 20.0%, to $295.5 million in the six months ended June 30, 2023, from $246.4 million in the six months ended June 30, 2022. This increase in revenue from our vascular products was primarily attributable to increased revenue in the United States and was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 23.5% and 14.1%, respectively, in the six months ended June 30, 2023. These increases were primarily due to higher sales volume as a result of sales of new products and further market penetration of our existing products. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products increased $41.5 million, or 25.0%, to $207.4 million in the six months ended June 30, 2023, from $165.9 million in the six months ended June 30, 2022. This increase in revenue from our neuro products was primarily attributable to increased revenue in Europe and the United States, sales of new products, and further market penetration of our existing products. This increase was driven by an increase in sales of our neuro access products and neuro thrombectomy products, which globally increased by 31.3% and 25.7%, respectively, in the six months ended June 30, 2023, partially offset by a decrease in sales of our neuro embolization products of 14.9% in the six months ended June 30, 2023. Prices for our neuro products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,				Change
	2023		2022		$	%
	(in thousands, except for percentages)
United States	$358,651	71.3%	$285,764	69.3%	$72,887	25.5%
International	144,246	28.7%	126,475	30.7%	17,771	14.1%
Total	$502,897	100.0%	$412,239	100.0%	$90,658	22.0%
Revenue from sales in international markets increased $17.8 million, or 14.1%, to $144.2 million in the six months ended June 30, 2023, from $126.5 million in the six months ended June 30, 2022. Revenue from international sales represented 28.7% and 30.7% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.
Gross Margin

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of revenue	$184,964	$150,786	$34,178	22.7%
Gross profit	$317,933	$261,453	$56,480	21.6%
Gross margin %	63.2%	63.4%
Gross margin remained relatively flat, decreasing by 0.2 percentage point to 63.2% in the six months ended June 30, 2023, from 63.4% in the six months ended June 30, 2022. Gross margin is impacted by product mix, regional mix, start-up costs associated with new product launches, and macroeconomic factors such as inflation headwinds. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.

Research and Development (“R&D”)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
R&D	$41,523	$40,123	$1,400	3.5%
R&D as a percentage of revenue	8.3%	9.7%
R&D expenses increased by $1.4 million, or 3.5%, to $41.5 million in the six months ended June 30, 2023, from $40.1 million in the six months ended June 30, 2022. The increase was primarily due to a $2.6 million increase in personnel-related expenses, partially offset by a $1.6 million decrease in product development and testing costs.
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

Sales, General and Administrative (SG&A)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
SG&A	$250,513	$225,515	$24,998	11.1%
SG&A as a percentage of revenue	49.8%	54.7%
SG&A expenses increased by $25.0 million, or 11.1%, to $250.5 million in the six months ended June 30, 2023, from $225.5 million in the six months ended June 30, 2022. The increase was primarily due to a $19.7 million increase in personnel-related expense driven by an increase in headcount and related expenses to support our growth.
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
Provision for (benefit from) income taxes

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$666	$(2,663)	$3,329	(125.0)%
Effective tax rate	2.4%	42.5%
Our provision for income taxes was $0.7 million for the six months ended June 30, 2023, which was primarily due to tax expenses attributable to our worldwide profits offset by tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our benefit from income taxes was $2.7 million for the six months ended June 30, 2022, which was primarily due to tax benefits attributable to our worldwide losses during the period, offset by excess tax deficiencies (shortfalls) expenses from stock-based compensation attributable to our U.S. jurisdiction as a result of stock price fluctuation.

The effective tax rate changed to 2.4% for the six months ended June 30, 2023 from 42.5% for the six months ended June 30, 2022, primarily due to small tax expenses over relatively large worldwide profits in 2023 comparing to large tax benefits over relatively small worldwide losses in 2023.

Prospectively, our effective tax rate will likely be driven by (1) permanent differences in taxable income for tax and financial reporting purposes, (2) tax expense or benefit attributable to our worldwide financial results, and (3) discrete tax adjustments such as excess tax benefits or deficiencies related to stock-based compensation. Our income tax provision can be volatile as the amount of excess tax benefits or deficiencies can fluctuate from period to period due to the price of our stock, the volume of share-based grants exercised or vested, and the fair value assigned to equity awards under U.S. GAAP. In addition, changes in tax law or our interpretation thereof, and changes to our valuation allowance could result in fluctuations in our effective tax rate.

As of June 30, 2023 and 2022, we maintain a valuation allowance against our Federal Research and Development Tax Credit DTAs as we could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. We intend to continue maintaining this full valuation allowance until there is sufficient evidence to reverse it. However, considering current earnings and anticipated future earnings, as well as the impact of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years, we anticipate net operating loss (“NOL”) utilization may be accelerated. As a consequence, we believe there is a reasonable possibility that sufficient positive evidence may become available to conclude this valuation allowance may no longer be needed within the next 12 months. Release of the valuation allowance will result in the recognition of Federal Research and Development Tax Credit DTAs and a decrease to income tax expenses for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are highly dependent on the level of taxable income in future years. We will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.

Liquidity and Capital Resources
As of June 30, 2023, we had $683.8 million in working capital, which included $114.2 million in cash and cash equivalents and $106.9 million in marketable investments. As of June 30, 2023, we held approximately 15.5% of our cash and cash equivalents in foreign entities.

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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$114,167	$69,858
Marketable investments	106,896	118,172
Accounts receivable, net	208,965	203,384
Accounts payable	25,819	26,679
Accrued liabilities	105,606	106,300
Working capital(1)	683,752	610,767

(1) Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$69,858	$59,379
Net cash provided by (used in) operating activities	30,228	(44,089)
Net cash provided by investing activities	4,040	36,371
Net cash provided by financing activities	10,070	6,490
Cash and cash equivalents and restricted cash at end of period	114,167	58,234
Net Cash Provided By (Used In) Operating Activities
Net cash provided by (used in) operating activities consists primarily of consolidated net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $30.2 million during the six months ended June 30, 2023 and consisted of consolidated net income of $27.5 million and non-cash items of $41.4 million, offset by net changes in operating assets and liabilities of $38.7 million. The change in operating assets and liabilities primarily relates to an increase in inventories of $25.8 million to support our growth, an increase in accounts receivable of $8.4 million due to timing of receipt of payment, and an increase in prepaid expenses and other current and non-current assets of $5.9 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $1.6 million.
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
Net cash provided by investing activities was $4.0 million during the six months ended June 30, 2023 and primarily consisted of $12.8 million in proceeds from maturities of marketable investments, net of purchases, which was partially offset by capital expenditures of $8.2 million.
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

Net cash provided by financing activities was $10.1 million during the six months ended June 30, 2023 and primarily consisted of proceeds from the issuance of common stock under our employee stock purchase plan of $8.4 million and proceeds from exercises of stock options of $3.8 million, partially offset by $1.0 million of payments of employee taxes related to vested restricted stock units and $1.0 million in payments towards finance leases.
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
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments as of June 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Interest Rate Risk. We had cash and cash equivalents of $114.2 million as of June 30, 2023, which consisted of funds held in money market funds, general checking and savings accounts. In addition, we had marketable investments of $106.9 million, which consisted primarily of corporate bonds, certificate of deposit, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under the Credit Agreement bear interest at: (1) the adjusted EURIBOR rate, plus an applicable rate, for euro currency revolving borrowing; or (2) an alternate base rate, daily simple SOFR, or adjusted term SOFR rate, as applicable, plus an applicable rate, for revolving borrowing in U.S. dollars. As of June 30, 2023, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the six months ended June 30, 2023 was primarily impacted by product mix, regional mix, start-up costs associated with new product launches, and macroeconomic factors such as inflation headwinds, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2023 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at June 30, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended June 30, 2023, certain of our directors and officers adopted trading plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Trading Arrangements”). Each Rule 10b5-1 Trading Arrangement was entered into during an open trading window under our Securities Trading Policy. The following table presents the material terms of each Rule 10b5-1 Trading Arrangement adopted by our officers and directors during the three months ended June 30, 2023, other than terms with respect to the price at which the individual executing the Rule 10b5-1 Trading Arrangement is authorized to trade:

Name and Title of Officer or Director	Plan Adoption Date	Plan Duration	Total Securities to be Sold
Arani Bose, Director	5/19/2023	8/17/2023 - 1/31/2024	60,000
Harpreet Grewal, Director	5/23/2023	9/1/2023 - 1/15/2024	680
Don Kassing, Director	5/9/2023	8/8/2023 - 5/9/2024	767
Bridget O'Rourke, Director	5/22/2023	9/1/2023 - 12/1/2023	250
Surbhi Sarna, Director	5/18/2023	9/1/2023 - 5/31/2024	255
Thomas Wilder, Director	5/8/2023	8/7/2023 - 1/12/2024	680
Maggie Yuen, Chief Financial Officer	5/16/2023	8/16/2023 - 5/16/2024	4,717

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: August 1, 2023
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)