Form 10-Q
period 2023-09-30
Penumbra Inc
filed 2023-11-02
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 19, 2023, the registrant had 38,596,366 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$100,757	$69,858
Marketable investments	148,098	118,172
Accounts receivable, net of allowance for credit losses of $3,155 and $862 at September 30, 2023 and December 31, 2022, respectively	206,615	203,384
Inventories	374,245	334,006
Prepaid expenses and other current assets	38,761	30,279
Total current assets	868,476	755,699
Property and equipment, net	65,632	65,015
Operating lease right-of-use assets	184,520	192,636
Finance lease right-of-use assets	31,364	33,323
Intangible assets, net	73,452	81,161
Goodwill	165,954	166,046
Deferred taxes	64,236	64,213
Other non-current assets	14,743	12,793
Total assets	$1,468,377	$1,370,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,996	$26,679
Accrued liabilities	104,184	106,300
Current operating lease liabilities	10,827	10,033
Current finance lease liabilities	2,071	1,920
Total current liabilities	145,078	144,932
Non-current operating lease liabilities	192,117	198,955
Non-current finance lease liabilities	23,779	24,865
Other non-current liabilities	3,265	3,276
Total liabilities	364,239	372,028
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	1,030,700	963,040
Accumulated other comprehensive loss	(7,240)	(8,124)
Retained earnings	80,640	43,904
Total stockholders’ equity	1,104,138	998,858
Total liabilities and stockholders’ equity	$1,468,377	$1,370,886

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$270,946	$213,678	$773,843	$625,917
Cost of revenue	93,228	78,351	278,192	229,137
Gross profit	177,718	135,327	495,651	396,780
Operating expenses:
Research and development	20,958	21,320	62,481	61,443
Sales, general and administrative	125,920	108,573	376,433	334,088
Acquired in-process research and development	18,215	—	18,215	—
Total operating expenses	165,093	129,893	457,129	395,531
Income from operations	12,625	5,434	38,522	1,249
Interest income (expense), net	1,123	(43)	2,516	(162)
Other (expense) income, net	(444)	(2,356)	454	(4,323)
Income (loss) before income taxes	13,304	3,035	41,492	(3,236)
Provision for income taxes	4,090	5,306	4,756	2,643
Net income (loss)	$9,214	$(2,271)	$36,736	$(5,879)

Net income (loss) per share:
Basic	$0.24	$(0.06)	$0.96	$(0.16)
Diluted	$0.23	$(0.06)	$0.94	$(0.16)
Weighted average shares outstanding:
Basic	38,462,463	37,918,452	38,324,279	37,778,362
Diluted	39,219,966	37,918,452	39,183,635	37,778,362

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$9,214	$(2,271)	$36,736	$(5,879)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(2,359)	(2,812)	(1,302)	(7,013)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	698	(383)	2,186	(3,710)
Total other comprehensive (loss) income, net of tax	(1,661)	(3,195)	884	(10,723)
Comprehensive income (loss)	$7,553	$(5,466)	$37,620	$(16,602)

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,107,977	$38	$963,040	$(8,124)	$43,904	$998,858
Issuance of common stock	134,936	—	2,209	—	—	2,209
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Shares held for tax withholdings	(813)	—	(204)	—	—	(204)
Stock-based compensation	—	—	13,781	—	—	13,781
Other comprehensive income	—	—	—	1,263	—	1,263
Net income	—	—	—	—	8,562	8,562
Balance at March 31, 2023	38,242,100	$38	$978,826	$(6,861)	$52,466	$1,024,469
Issuance of common stock	114,930		1,614	—	—	1,614
Issuance of common stock under employee stock purchase plan	51,264		8,385	—	—	8,385
Shares held for tax withholdings	(2,689)		(822)	—	—	(822)
Stock-based compensation	—	—	12,655	—	—	12,655
Other comprehensive income	—	—	—	1,282	—	1,282
Net income	—	—	—	—	18,960	18,960
Balance at June 30, 2023	38,405,605	$38	$1,000,658	$(5,579)	$71,426	$1,066,543
Issuance of common stock	95,927		834	—	—	834
Issuance of common stock under employee stock purchase plan	—		—	—	—	—
Issuance of common stock in connection with asset acquisition(1)	71,211		17,227	—	—	17,227
Shares held for tax withholdings	(404)		(123)	—	—	(123)
Stock-based compensation			12,104	—	—	12,104
Capital contribution from non-controlling interest	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,661)	—	(1,661)
Net income	—	—	—	—	9,214	9,214
Balance at September 30, 2023	38,572,339	$38	$1,030,700	$(7,240)	$80,640	$1,104,138

(1) Refer to Note “5. Asset Acquisition” for more information on the impact of the asset acquisition during the quarter ended September 30, 2023.

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,578,483	$37	$910,614	$(2,630)	$45,906	$953,927
Issuance of common stock	103,984	1	1,102	—	—	1,103
Shares held for tax withholdings	(14,243)	—	(3,181)	—	—	(3,181)
Stock-based compensation	—	—	10,716	—	—	10,716
Other comprehensive loss	—	—	—	(3,342)	—	(3,342)
Net income	—	—	—	—	79	79
Balance at March 31, 2022	37,668,224	$38	$919,251	$(5,972)	$45,985	$959,302
Issuance of common stock	158,735	—	3,466	—	—	3,466
Issuance of common stock under employee stock purchase plan	66,098	—	7,998	—	—	7,998
Shares held for tax withholdings	(12,950)	—	(1,900)	—	—	(1,900)
Stock-based compensation	—	—	9,022	—	—	9,022
Other comprehensive loss	—	—	—	(4,186)	—	(4,186)
Net loss	—	—	—	—	(3,687)	(3,687)
Balance at June 30, 2022	37,880,107	$38	$937,837	$(10,158)	$42,298	$970,015
Issuance of common stock	99,921	—	1,725			1,725
Shares held for tax withholdings	(11,737)	—	(1,887)	—	—	(1,887)
Stock-based compensation	—	—	9,365	—	—	9,365
Other comprehensive loss	—	—	—	(3,195)	—	(3,195)
Net loss	—	—	—		(2,271)	(2,271)
Balance at September 30, 2022	37,968,291	$38	$947,040	$(13,353)	$40,027	$973,752
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,736	$(5,879)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,218	17,880
Stock-based compensation	39,725	27,381
Inventory write-downs	5,250	2,051
Deferred taxes	(35)	2,804
Acquired in-process research and development	18,215	—
Other	2,623	879
Changes in operating assets and liabilities:
Accounts receivable	(6,609)	(57,357)
Inventories	(46,466)	(62,317)
Prepaid expenses and other current and non-current assets	(10,288)	(1,958)
Accounts payable	2,054	13,090
Accrued expenses and other non-current liabilities	(351)	6,165
Proceeds from lease incentives	—	263
Net cash provided by (used in) operating activities	61,072	(56,998)
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition, net of cash acquired	(988)	—
Purchases of marketable investments	(73,370)	—
Proceeds from sales of marketable investments	—	1,180
Proceeds from maturities of marketable investments	46,070	60,713
Purchases of property and equipment	(11,568)	(15,736)
Other	(500)	—
Net cash (used in) provided by investing activities	(40,356)	46,157
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	4,657	6,293
Proceeds from issuance of stock under employee stock purchase plan	8,385	7,998
Payment of employee taxes related to vested stock	(1,149)	(6,968)
Payments of finance lease obligations	(1,456)	(1,299)
Other	(155)	(137)
Net cash provided by financing activities	10,282	5,887
Effect of foreign exchange rate changes on cash and cash equivalents	(99)	419
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,899	(4,535)
CASH AND CASH EQUIVALENTS—Beginning of period	69,858	59,379
CASH AND CASH EQUIVALENTS—End of period	$100,757	$54,844
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$1,486	$51,495
Right-of-use assets obtained in exchange for finance lease obligations	$531	$278
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,275	$1,847
Fair value of common stock issued as consideration in connection with an asset acquisition	$17,227	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$14,985	$13,017
Cash paid for income taxes	$4,029	$2,503
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, the changes in its comprehensive income (loss) and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for the granting of restricted stock units with performance conditions to senior management during the three months ended March 31, 2023 and the acquisition of In-Process Research and Development (“IPR&D”) in an asset acquisition during the three months ended September 30, 2023. Refer to Note “10. Stockholders’ Equity” for information on the Company’s accounting policy for equity awards with performance conditions and Note “5. Asset Acquisition” for information on the Company’s accounting policy for acquired IPR&D in an asset acquisition. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company’s marketable investments have been classified and accounted for as available-for-sale. The following table presents the Company’s marketable investments as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$47,842	$2	$(13)	$—	$47,831
Certificate of deposit	8,190	3	(1)	—	8,192
U.S. treasury	13,079	—	(302)	$—	12,777
U.S. agency and government sponsored securities	2,999	—	(31)	—	2,968
U.S. states and municipalities	11,615	—	(110)	—	11,505
Corporate bonds	65,686	1	(862)	—	64,825
Total	$149,411	$6	$(1,319)	$—	$148,098

	December 31, 2022
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
U.S. treasury	$14,482	$—	$(478)	$—	$14,004
U.S. agency and government sponsored securities	6,999	—	(176)	—	6,823
U.S. states and municipalities	23,460	—	(501)	—	22,959
Corporate bonds	76,731	—	(2,345)	—	74,386
Total	$121,672	$—	$(3,500)	$—	$118,172
As of September 30, 2023, the total amortized cost basis of the Company’s available-for-sale securities in an unrealized loss position exceeded its fair value by $1.3 million, which was primarily attributable to widening credit spreads and rising interest rates since purchase. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. During the three and nine months ended September 30, 2023, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than twelve months or for twelve months or more as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$39,535	$(13)	$—	$—	$39,535	$(13)
Certificate of deposit	2,403	(1)	—	—	2,403	(1)
U.S. treasury	8,454	(132)	4,324	(170)	12,778	(302)
U.S. agency and government sponsored securities	—	—	2,968	(31)	2,968	(31)
U.S. states and municipalities	—	—	7,005	(110)	7,005	(110)
Corporate bonds	21,461	(25)	40,150	(837)	61,611	(862)
Total	$71,853	$(171)	$54,447	$(1,148)	$126,300	$(1,319)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury	$—	$—	$14,004	$(478)	$14,004	$(478)
U.S. agency and government sponsored securities	—	—	6,823	(176)	6,823	(176)
U.S. states and municipalities	4,567	(68)	13,772	(433)	18,339	(501)
Corporate bonds	15,327	(101)	59,059	(2,244)	74,386	(2,345)
Total	$19,894	$(169)	$93,658	$(3,331)	$113,552	$(3,500)
The following table presents the contractual maturities of the Company’s marketable investments as of September 30, 2023 (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due in less than one year	$141,700	$140,612
Due in one to five years	7,711	7,486
Total	$149,411	$148,098
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
The Company did not hold any Level 3 marketable investments as of September 30, 2023 or December 31, 2022. During the nine months ended September 30, 2023 and 2022, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2023 or December 31, 2022.
The following tables set forth the Company’s financial assets measured at fair value by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$35,400	$—	$—	$35,400
Marketable investments:
Commercial paper	—	47,831	—	47,831
Certificate of deposit	—	8,192	—	8,192
U.S. treasury	12,777	—	—	12,777
U.S. agency and government sponsored securities	—	2,968	—	2,968
U.S. states and municipalities	—	11,505	—	11,505
Corporate bonds	—	64,825	—	64,825
Total	$48,177	$135,321	$—	$183,498

	As of December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$21,521	$—	$—	$21,521
Marketable investments:
U.S. treasury	14,004	—	—	14,004
U.S. agency and government sponsored securities	—	6,823	—	6,823
U.S. states and municipalities	—	22,959	—	22,959
Corporate bonds	—	74,386	—	74,386
Total	$35,525	$104,168	$—	$139,693

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Balance Sheet Components
Inventories
The following table shows the components of inventories as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$110,094	$90,786
Work in process	43,225	26,793
Finished goods	220,926	216,427
Inventories	$374,245	$334,006
Accrued Liabilities
The following table shows the components of accrued liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Payroll and employee-related cost	$58,807	$60,480
Accrued expenses	11,920	10,902
Deferred revenue	8,274	9,158
Other accrued liabilities	25,183	25,760
Total accrued liabilities	$104,184	$106,300
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the nine months ended September 30, 2023 and twelve months ended December 31, 2022, respectively (in thousands):

	September 30, 2023	December 31, 2022
Balance at the beginning of the period	$5,370	$4,310
Accruals of warranties issued	1,473	2,451
Settlements of warranty claims	(1,030)	(1,391)
Balance at the end of the period	$5,813	$5,370
5. Asset Acquisition
On September 29, 2023 (the “Closing Date”), the Company acquired an IPR&D asset in an asset acquisition. On the Closing Date, the Company recorded an $18.2 million charge to acquired IPR&D expense in the condensed consolidated statements of operations as the IPR&D asset had no alternative future use.
IPR&D acquired in an asset acquisition is recorded using the cost accumulation model and is immediately expensed if there is no alternative future use at the time of acquisition.
The total consideration transferred was allocated to the non-monetary assets acquired and liabilities assumed using the cost accumulation model based on their relative fair value. The following table summarizes the Closing Date fair value of the consideration transferred (in thousands):

Fair value of common stock consideration(1)	$17,227
Payment of certain acquiree transaction costs and other liabilities on behalf of acquiree(2)	1,001
Total purchase price	$18,228

(1)The fair value of the 71,211 shares of common stock issued as part of consideration transferred was determined based on the Closing Date market price of the Company’s common stock of $241.91.
(2)Transaction costs and other pre-existing liabilities paid on behalf of the acquiree as part of the consideration transferred for the IPR&D are presented in the investing activities section of the condensed consolidated statements of cash flows.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Intangible Assets
Acquired Intangible Assets
The following tables present details of the Company’s acquired finite-lived intangible assets as of September 30, 2023 and December 31, 2022 (in thousands, except weighted-average amortization period):

As of September 30, 2023	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(17,259)	$66,030
Customer relationships	15.0 years	6,303	(2,626)	3,677
Trade secrets and processes	20.0 years	5,256	(1,511)	3,745
Total intangible assets	9.7 years	$94,848	$(21,396)	$73,452

As of December 31, 2022	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(10,113)	$73,176
Customer relationships	15.0 years	6,383	(2,340)	4,043
Trade secrets and processes	20.0 years	5,256	(1,314)	3,942
Other	5.0 years	1,646	(1,646)	—
Total intangible assets	9.6 years	$96,574	$(15,413)	$81,161
The gross carrying amount and accumulated amortization of the customer relationships are the only intangible assets subject to foreign currency translation effects.
The following table presents the amortization expense recorded related to the Company’s finite-lived intangible assets for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$66	$66	$197	$197
Sales, general and administrative	2,487	2,481	7,461	6,436
Total	$2,553	$2,547	$7,658	$6,633
7. Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2023 (in thousands):

Total Company
Balance as of December 31, 2022	$166,046
Foreign currency translation	(92)
Balance as of September 30, 2023	$165,954
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined there were no impairment indicators as of September 30, 2023.

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
The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of September 30, 2023, the Company was in compliance with these requirements.
As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding under the Credit Agreement.
9. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million. As of both September 30, 2023 and December 31, 2022, the amended license agreement required minimum quarterly royalty payments of $0.3 million. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
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
Royalty expense included in cost of revenue for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.7 million, respectively, and for the nine months ended September 30, 2023 and 2022, was $2.0 million and $1.9 million, respectively.
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
10. Stockholders’ Equity
Common Stock
On September 29, 2023, the Company issued 71,211 shares of common stock as part of the total consideration transferred in connection with an asset acquisition.
Stock-based Compensation
Stock-based compensation expense is associated with restricted stock units (“RSUs”), RSUs with performance conditions (“PSUs”), stock options, and the Company’s Employee Stock Purchase Plan.
Certain RSUs granted to senior management during the three months ended March 31, 2023, will vest subject to the achievement of pre-established financial performance targets for the year ending December 31, 2023, and continued service. The fair value of these PSUs is based on the closing price of the Company's common stock on the date of grant. Stock-based compensation costs associated with these PSUs are recognized over the requisite service period of 4.25 years using graded vesting which results in more accelerated expense recognition compared to traditional time-based vesting over the same vesting period. Similarly, from time to time the Company grants performance-based RSUs to sales employees based on pre-established sales performance targets. Each reporting period, the Company monitors the probability of achieving the performance targets and may adjust periodic stock-based compensation expense based on its determination of the likelihood of achieving these performance targets and the estimated number of shares of common stock that will vest. The actual number of PSUs awarded is based on the actual performance during the performance period compared to the performance targets.
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,428	$1,020	$3,900	$2,756
Research and development	2,219	1,385	6,928	4,285
Sales, general and administrative	10,489	7,297	28,897	20,340
Total	$14,136	$9,702	$39,725	$27,381
As of September 30, 2023, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $60.5 million, which is expected to be recognized over a weighted average period of 2.8 years.
As of September 30, 2023, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $18.1 million, which is expected to be recognized over a weighted average period of 3.5 years.
The total stock-based compensation cost capitalized in inventory was $1.7 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively.
11. Accumulated Other Comprehensive Income (Loss)
Other comprehensive (loss) income consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net income (loss), these comprehensive income (loss) items accumulate and are included within

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table summarizes the changes in the accumulated balances during the period and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(2,012)	$(3,567)	$(5,579)	$(3,922)	$(6,236)	$(10,158)
Other comprehensive income (loss) before reclassifications:
Unrealized gains (losses) — marketable investments	698	—	698	(383)	—	(383)
Foreign currency translation losses	—	(2,359)	(2,359)	—	(2,812)	(2,812)
Net of tax	698	(2,359)	(1,661)	(383)	(2,812)	(3,195)
Net current-year other comprehensive income (loss)	698	(2,359)	(1,661)	(383)	(2,812)	(3,195)
Balance, end of the period	$(1,314)	$(5,926)	$(7,240)	$(4,305)	$(9,048)	$(13,353)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(3,500)	$(4,624)	$(8,124)	$(595)	$(2,035)	$(2,630)
Other comprehensive income (loss) before reclassifications:
Unrealized gains (losses) — marketable investments	2,186	—	2,186	(3,710)	—	(3,710)
Foreign currency translation losses	—	(1,302)	(1,302)	—	(7,013)	(7,013)
Net of tax	2,186	(1,302)	884	(3,710)	(7,013)	(10,723)
Net current-year other comprehensive income (loss)	2,186	(1,302)	884	(3,710)	(7,013)	(10,723)
Balance, end of the period	$(1,314)	$(5,926)	$(7,240)	$(4,305)	$(9,048)	$(13,353)
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
In connection with an asset acquisition during the three months ended September 30, 2023, the Company recorded $18.2 million of IPR&D charge, which is not deductible for tax purposes. Refer to Note “5. Asset Acquisition” for more information. According to ASC 740-270-30-8 guidance for significant unusual or infrequently occurring items that are separately reported, the $18.2 million was excluded from the calculation of the Company’s estimated annual effective tax rate.
The Company’s provision for income taxes was $4.1 million and $4.8 million, for the three and nine months ended September 30, 2023, respectively, which was primarily due to tax expenses attributable to its worldwide profits and a discrete tax charge resulting from the non-deductible acquired in-process research and development expense associated with the asset acquisition, offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction. The Company’s

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
provision for income taxes was $5.3 million for the three months ended September 30, 2022, which was primarily due to tax expenses attributable to its worldwide profits, combined with tax deficiencies (shortfalls) expenses from stock-based compensation attributable to its U.S. jurisdiction. The Company’s provision for income taxes was $2.6 million for the nine months ended September 30, 2022, which was primarily due to tax expenses attributable to its foreign profits, combined with tax deficiencies (shortfall) expenses from stock-based compensation attributable to its U.S. jurisdiction.
The Company’s effective tax rate changed to 30.7% for the three months ended September 30, 2023 from 174.8% for the three months ended September 30, 2022, and to 11.5% for the nine months ended September 30, 2023 from (81.7)% for the nine months ended September 30, 2022, which were primarily due to small tax expenses over relatively large worldwide profits for the three and nine months in 2023 comparing to large tax expenses over relatively small worldwide profits for the three months and worldwide losses for the nine months in 2022, respectively.
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
As of September 30, 2023 and 2022, the Company maintains a valuation allowance against its Federal Research and Development Tax Credit DTAs as the Company could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. The Company intends to continue maintaining this full valuation allowance until there is sufficient evidence to reverse it. However, considering current earnings and anticipated future earnings, as well as the impact of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years, the Company anticipates net operating loss (“NOL”) utilization may be accelerated. As a consequence, the Company believes there is a reasonable possibility that sufficient positive evidence may become available to conclude this valuation allowance may no longer be needed within the next 12 months. Release of the valuation allowance will result in the recognition of Federal Research and Development Tax Credit DTAs and a decrease to income tax expenses for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are highly dependent on the level of taxable income in future years. The Company will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.
As of September 30, 2023 and 2022, the Company maintains a full valuation allowance against its California DTAs as the Company does not expect to generate sufficient future taxable income in California to realize the tax benefit due to the computation of California taxes under the single sales factor and non-conformity of the Section 174 capitalization rule.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of September 30, 2023.
13. Net Income (Loss) per Share
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$9,214	$(2,271)	$36,736	$(5,879)
Denominator:
Weighted average shares used to compute net income (loss) attributable to common stockholders:
Basic	38,462,463	37,918,452	38,324,279	37,778,362
Potential dilutive stock-based options and awards	757,503	—	859,356	—
Diluted	39,219,966	37,918,452	39,183,635	37,778,362
Net income (loss) per share:
Basic	$0.24	$(0.06)	$0.96	$(0.16)
Diluted	$0.23	$(0.06)	$0.94	$(0.16)
For the three months ended September 30, 2023 and 2022, outstanding stock-based awards of 13 thousand and 1.6 million shares, respectively, and for the nine months ended September 30, 2023 and 2022 outstanding stock-based awards of 11 thousand and 1.9 million shares, respectively, were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
14. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The following table presents the Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$194,816	$148,819	$553,467	$434,583
International	76,130	64,859	220,376	191,334
Total	$270,946	$213,678	$773,843	$625,917
The following table presents the Company’s revenues disaggregated by product category for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vascular	$171,407	$123,361	$466,940	$369,712
Neuro	99,539	90,317	306,903	256,205
Total	$270,946	$213,678	$773,843	$625,917
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
During the three months ended September 30, 2023, the Company and its existing distribution partner in China entered into an additional licensing arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products.
Performance Obligations
Delivery of products - The Company’s contracts with customers, other than the China licensing arrangements described above, typically contain a single performance obligation, delivery of the Company’s products. Satisfaction of that performance obligation occurs when control of the promised goods transfers to the customer, which is generally upon shipment for non-consignment sale agreements and upon utilization for consignment sale agreements.
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of September 30, 2023.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period. During the three and nine months ended September 30, 2023, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contract assets and liabilities
The following information summarizes the Company’s contract assets and liabilities, net as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Contract assets	$5,694	$—
Contract liabilities	$7,802	$8,783
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Revenue recognized during the three and nine months ended September 30, 2023 relating to contract liabilities as of June 30, 2023 and December 31, 2022 was $0.1 million and $1.0 million, respectively.

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
Our vascular products fall into two broad product families:
•Vascular thrombectomy - INDIGO System designed for continuous or modulated aspiration, computer assisted vacuum thrombectomy, including aspiration catheters, microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, separators, aspiration pump and accessories

•Peripheral embolization - RUBY Coil System, Ruby LP, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
Our immersive healthcare products fall into one broad product family:
•REAL Immersive System - portfolio of products that leverages immersive computer-based technologies to deliver engaging, immersive therapeutics to promote better health, motor function and cognition
We support healthcare providers, hospitals and clinics in more than 100 countries. In the nine months ended September 30, 2023 and 2022, 28.5% and 30.6% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro and Japanese yen, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $773.8 million and $625.9 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $147.9 million. We generated income from operations of $38.5 million, which includes the $18.2 million acquired in-process research and development (“IPR&D”) charge recorded in connection with an asset acquisition, and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$270,946	100.0%	$213,678	100.0%	$773,843	100.0%	$625,917	100.0%
Cost of revenue	93,228	34.4	78,351	36.7	278,192	35.9	229,137	36.6
Gross profit	177,718	65.6	135,327	63.3	495,651	64.1	396,780	63.4
Operating expenses:
Research and development	20,958	7.7	21,320	10.0	62,481	8.1	61,443	9.8
Sales, general and administrative	125,920	46.5	108,573	50.8	376,433	48.6	334,088	53.4
Acquired in-process research and development	18,215	6.7	—	—	18,215	2.4	—	—
Total operating expenses	165,093	60.9	129,893	60.8	457,129	59.1	395,531	63.2
Income from operations	12,625	4.7	5,434	2.5	38,522	5.0	1,249	0.2
Interest income (expense), net	1,123	0.4	(43)	0.0	2,516	0.3	(162)	—
Other (expense) income, net	(444)	(0.2)	(2,356)	(1.1)	454	0.1	(4,323)	(0.7)
Income (loss) before income taxes	13,304	4.9	3,035	1.4	41,492	5.4	(3,236)	(0.5)
Provision for income taxes	4,090	1.5	5,306	2.5	4,756	0.6	2,643	0.4
Net income (loss)	$9,214	3.4%	$(2,271)	(1.1)%	$36,736	4.7%	$(5,879)	(0.9)%

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Vascular	$171,407	$123,361	$48,046	38.9%
Neuro	99,539	90,317	9,222	10.2%
Total	$270,946	$213,678	$57,268	26.8%
Revenue increased $57.3 million, or 26.8%, to $270.9 million in the three months ended September 30, 2023, from $213.7 million in the three months ended September 30, 2022. Overall revenue growth was primarily due to an increase in sales of new and existing products within our vascular and neuro businesses.
Revenue from our vascular products increased $48.0 million, or 38.9%, to $171.4 million in the three months ended September 30, 2023, from $123.4 million in the three months ended September 30, 2022. This increase was driven by a 50.2% increase in sales of our vascular thrombectomy products in the United States and primarily attributable to sales of new products and further market penetration of our existing products. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products increased $9.2 million, or 10.2%, to $99.5 million in the three months ended September 30, 2023, from $90.3 million in the three months ended September 30, 2022. This increase was primarily attributable to sales of new products in United States and Europe and further market penetration of our existing products. The increase in product sales was driven by an increase in sales of our neuro access products and neuro thrombectomy products, which globally increased by 12.9% and 10.3%, respectively, in the three months ended September 30, 2023, partially offset by a decrease in sales of our neuro embolization products, which decreased by 18.8% in the three months ended September 30, 2023. Prices for our neuro products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Change
	2023		2022		$	%
	(in thousands, except for percentages)
United States	$194,816	71.9%	$148,819	69.6%	$45,997	30.9%
International	76,130	28.1%	64,859	30.4%	11,271	17.4%
Total	$270,946	100.0%	$213,678	100.0%	$57,268	26.8%
Revenue from product sales in international markets increased $11.3 million, or 17.4%, to $76.1 million in the three months ended September 30, 2023, from $64.9 million in the three months ended September 30, 2022. Revenue from international sales represented 28.1% and 30.4% of our total revenue for the three months ended September 30, 2023 and 2022, respectively.
Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of revenue	$93,228	$78,351	$14,877	19.0%
Gross profit	$177,718	$135,327	$42,391	31.3%
Gross margin %	65.6%	63.3%
Gross margin increased by 2.3 percentage points to 65.6% in the three months ended September 30, 2023, from 63.3% in the three months ended September 30, 2022. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
R&D	$20,958	$21,320	$(362)	(1.7)%
R&D as a percentage of revenue	7.7%	10.0%
R&D expenses decreased by $0.4 million, or 1.7%, to $21.0 million in the three months ended September 30, 2023, from $21.3 million in the three months ended September 30, 2022. The decrease was primarily due to a $1.6 million decrease in product development and testing costs, partially offset by a $1.2 million increase in personnel-related expenses.
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

Sales, General and Administrative (“SG&A”)

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
SG&A	$125,920	$108,573	$17,347	16.0%
SG&A as a percentage of revenue	46.5%	50.8%
SG&A expenses increased by $17.3 million, or 16.0%, to $125.9 million in the three months ended September 30, 2023, from $108.6 million in the three months ended September 30, 2022. The increase was primarily due to a $11.0 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth and a $3.0 million increase in costs related to marketing events.
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
Acquired In-Process Research and Development

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$18,215	$—	$18,215	not meaningful
Acquired in-process research and development as a percentage of revenue	6.7%	—%
During the three months ended September 30, 2023, we recorded an $18.2 million acquired IPR&D charge in connection with an asset acquisition.
Provision for income taxes

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Provision for income taxes	$4,090	$5,306	$(1,216)	(22.9)%
Effective tax rate	30.7%	174.8%
Our provision for income taxes was $4.1 million for the three months ended September 30, 2023, which was primarily due to tax expenses attributable to our worldwide profits and a discrete tax charge resulting from the non-deductible IPR&D charge associated with an asset acquisition (see Note “5. Asset Acquisition” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information), offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our provision for income taxes was $5.3 million for the three months ended September 30, 2022, which was primarily due to tax expenses attributable to our worldwide profits, combined with tax deficiencies (shortfalls) expenses from stock based compensation attributable to our U.S. jurisdiction as a result of stock price fluctuation.

Our effective tax rate changed to 30.7% for the three months ended September 30, 2023 from 174.8% for the three months ended September 30, 2022, primarily due to small tax expenses over relatively large worldwide profits for the three months in 2023 comparing to large tax expenses over relatively small worldwide profits for the three months in 2022.

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

As of September 30, 2023 and 2022, we maintain a valuation allowance against our Federal Research and Development Tax Credit DTAs as we could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. We intend to continue maintaining this full valuation allowance until there is sufficient evidence to reverse it. However, considering current earnings and anticipated future earnings, as well as the impact of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years, we anticipate net operating loss (“NOL”) utilization may be accelerated. As a consequence, we believe there is a reasonable possibility that sufficient positive evidence may become available to conclude this valuation allowance may no longer be needed within the next 12 months. Release of the valuation allowance will result in the recognition of Federal Research and Development Tax Credit DTAs and a decrease to income tax expenses for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are highly dependent on the level of taxable income in future years. We will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Vascular	$466,940	$369,712	$97,228	26.3%
Neuro	306,903	256,205	50,698	19.8%
Total	$773,843	$625,917	$147,926	23.6%
Revenue increased $147.9 million, or 23.6%, to $773.8 million in the nine months ended September 30, 2023, from $625.9 million in the nine months ended September 30, 2022. Overall revenue growth was primarily due to an increase in sales of new and existing products within our vascular and neuro businesses.
Revenue from our vascular products increased $97.2 million, or 26.3%, to $466.9 million in the nine months ended September 30, 2023, from $369.7 million in the nine months ended September 30, 2022. This increase in revenue from our vascular products was primarily attributable to increased revenue in the United States and was driven by sales of our vascular thrombectomy products and peripheral embolization products, which globally increased by 34.6% and 12.2%, respectively, in the nine months ended September 30, 2023. These increases were primarily due to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Prices for our vascular products remained substantially unchanged during the period.
Revenue from our neuro products increased $50.7 million, or 19.8%, to $306.9 million in the nine months ended September 30, 2023, from $256.2 million in the nine months ended September 30, 2022. This increase in revenue from our neuro products was primarily attributable to increased revenue in the United States and Europe, sales of new products, and further market penetration of our existing products. This increase was driven by an increase in sales of our neuro access products and neuro thrombectomy products, which globally increased by 24.9% and 20.1%, respectively, in the nine months ended September 30, 2023, partially offset by a decrease in sales of our neuro embolization products of 16.2% in the nine months ended September 30, 2023. Prices for our neuro products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,				Change
	2023		2022		$	%
	(in thousands, except for percentages)
United States	$553,467	71.5%	$434,583	69.4%	$118,884	27.4%
International	220,376	28.5%	191,334	30.6%	29,042	15.2%
Total	$773,843	100.0%	$625,917	100.0%	$147,926	23.6%
Revenue from sales in international markets increased $29.0 million, or 15.2%, to $220.4 million in the nine months ended September 30, 2023, from $191.3 million in the nine months ended September 30, 2022. Revenue from international sales represented 28.5% and 30.6% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.

Gross Margin

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of revenue	$278,192	$229,137	$49,055	21.4%
Gross profit	$495,651	$396,780	$98,871	24.9%
Gross margin %	64.1%	63.4%
Gross margin increased by 0.7 percentage point to 64.1% in the nine months ended September 30, 2023, from 63.4% in the nine months ended September 30, 2022. Gross margin is impacted by product mix, regional mix, start-up costs associated with new product launches, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
R&D	$62,481	$61,443	$1,038	1.7%
R&D as a percentage of revenue	8.1%	9.8%
R&D expenses increased by $1.0 million, or 1.7%, to $62.5 million in the nine months ended September 30, 2023, from $61.4 million in the nine months ended September 30, 2022. The increase was primarily due to a $3.8 million increase in personnel-related expenses, partially offset by a $3.1 million decrease in product development and testing costs.
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

Sales, General and Administrative (SG&A)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
SG&A	$376,433	$334,088	$42,345	12.7%
SG&A as a percentage of revenue	48.6%	53.4%
SG&A expenses increased by $42.3 million, or 12.7%, to $376.4 million in the nine months ended September 30, 2023, from $334.1 million in the nine months ended September 30, 2022. The increase was primarily due to a $30.7 million increase in personnel-related expense driven by an increase in headcount and related expenses to support our growth and a $4.9 million increase in costs related to marketing events.
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

Acquired In-Process Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$18,215	$—	$18,215	not meaningful
Acquired in-process research and development as a percentage of revenue	2.4%	—%
During the nine months ended September 30, 2023, we recorded an $18.2 million acquired IPR&D charge in connection with an asset acquisition.
Provision for income taxes

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Provision for income taxes	$4,756	$2,643	$2,113	79.9%
Effective tax rate	11.5%	(81.7)%
Our provision for income taxes was $4.8 million for the nine months ended September 30, 2023, which was primarily due to tax expenses attributable to our worldwide profits and a discrete tax charge resulting from the non-deductible IPR&D charge associated with an asset acquisition (see Note “5. Asset Acquisition” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information), offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our benefit from income taxes was $2.6 million for the nine months ended September 30, 2022, which was primarily due to tax expenses attributable to our foreign profits, combined with tax deficiencies (shortfalls) expenses from stock-based compensation attributable to our U.S. jurisdiction as a result of stock price fluctuation.

The effective tax rate changed to 11.5% for the nine months ended September 30, 2023 from (81.7)% for the nine months ended September 30, 2022, primarily due to small tax expenses over relatively large worldwide profits for the nine months in 2023 comparing to large tax expenses over relatively small worldwide losses for the nine months in 2022.

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

As of September 30, 2023 and 2022, we maintain a valuation allowance against our Federal Research and Development Tax Credit DTAs as we could not conclude at the required more-likely-than-not level of certainty, that the benefit of these tax attributes would be realized prior to expiration. We intend to continue maintaining this full valuation allowance until there is sufficient evidence to reverse it. However, considering current earnings and anticipated future earnings, as well as the impact of IRC Section 174 requiring qualified research expenditures to be capitalized and amortized over 5 or 15 years, we anticipate net operating loss (“NOL”) utilization may be accelerated. As a consequence, we believe there is a reasonable possibility that sufficient positive evidence may become available to conclude this valuation allowance may no longer be needed within the next 12 months. Release of the valuation allowance will result in the recognition of Federal Research and Development Tax Credit DTAs and a decrease to income tax expenses for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are highly dependent on the level of taxable income in future years. We will continue to closely monitor the need for this valuation allowance in each subsequent reporting period.

Liquidity and Capital Resources
As of September 30, 2023, we had $723.4 million in working capital, which included $100.8 million in cash and cash equivalents and $148.1 million in marketable investments. As of September 30, 2023, we held approximately 16.9% of our cash and cash equivalents in foreign entities.

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
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$100,757	$69,858
Marketable investments	148,098	118,172
Accounts receivable, net	206,615	203,384
Accounts payable	27,996	26,679
Accrued liabilities	104,184	106,300
Working capital(1)	723,398	610,767

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash and cash equivalents and restricted cash at beginning of period	$69,858	$59,379
Net cash provided by (used in) operating activities	61,072	(56,998)
Net cash (used in) provided by investing activities	(40,356)	46,157
Net cash provided by financing activities	10,282	5,887
Cash and cash equivalents and restricted cash at end of period	100,757	54,844
Net Cash Provided By (Used In) Operating Activities
Net cash provided by (used in) operating activities consists primarily of consolidated net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, acquired in-process research and development, inventory write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.

Net cash provided by operating activities was $61.1 million during the nine months ended September 30, 2023 and consisted of consolidated net income of $36.7 million and non-cash items of $86.0 million, offset by net changes in operating assets and liabilities of $61.7 million. The change in operating assets and liabilities primarily relates to an increase in inventories of $46.5 million to support our growth, an increase in accounts receivable of $6.6 million due to timing of invoicing and collections, and an increase in prepaid expenses and other current and non-current assets of $10.3 million. This was partially offset by an increase in accounts payable of $2.1 million due to timing of payments.
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
Net Cash (Used In) Provided By Investing Activities
Net cash (used in) provided by investing activities relates primarily to purchases of marketable investments, net of proceeds from maturities and sales, capital expenditures and payments in connection with asset acquisitions.
Net cash used in investing activities was $40.4 million during the nine months ended September 30, 2023 and primarily consisted of $27.3 million in purchases of marketable investments, net of proceeds from maturities, capital expenditures of $11.6 million and $1.0 million in payments in connection with an asset acquisition.
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
Net cash provided by financing activities was $10.3 million during the nine months ended September 30, 2023 and primarily consisted of proceeds from the issuance of common stock under our employee stock purchase plan of $8.4 million and proceeds from exercises of stock options of $4.7 million, partially offset by $1.5 million in payments towards finance leases and $1.1 million of payments of employee taxes related to vested restricted stock units.
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
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments as of September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Interest Rate Risk. We had cash and cash equivalents of $100.8 million as of September 30, 2023, which consisted of funds held in money market funds, general checking and savings accounts. In addition, we had marketable investments of $148.1 million, which consisted primarily of corporate bonds, certificate of deposit, U.S. agency and government sponsored securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The revolving loans under the Credit Agreement bear interest at: (1) the adjusted EURIBOR rate, plus an applicable rate, for euro currency revolving borrowing; or (2) an alternate base rate, daily simple SOFR, or adjusted term SOFR rate, as applicable, plus an applicable rate, for revolving borrowing in U.S. dollars. As of September 30, 2023, there were no borrowings outstanding under the Credit Agreement. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the nine months ended September 30, 2023 was primarily impacted by product mix, regional mix, start-up costs associated with new product launches, and production initiatives to support demand and create future efficiencies, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2023 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at September 30, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
As partial consideration for an acquisition, which closed on September 29, 2023, the Company issued 71,211 shares of its common stock representing purchase consideration calculated by using the closing price of the Company’s common stock on September 29, 2023. See Note “5. Asset Acquisition” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

The issuance of shares of common stock by the Company in connection with the acquisition was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act, on the basis that, among other factors: (1) such issuance did not involve a public offering of securities; (2) no underwriter was involved with the issuance, and no commissions were paid; (3) all purchasers of the securities had access to information about the Company necessary to make an informed investment decision; (4) all purchasers are able to bear the economic risk of their investment and are aware that the securities were not registered under the Securities Act and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration; and (5) appropriate legends were placed upon the book-entry positions representing the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended September 30, 2023, certain of our directors and officers adopted or terminated trading plans, each of which was or is, as applicable, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Trading Arrangements”). Each Rule 10b5-1 Trading Arrangement was entered into or terminated, as applicable, during an open trading window under our Securities Trading Policy. The following table presents the material terms of each Rule 10b5-1 Trading Arrangement adopted or terminated by our officers and directors during the three months ended September 30, 2023, other than terms with respect to the price at which the individual executing the Rule 10b5-1 Trading Arrangement is authorized to trade:

Name and Title of Officer or Director	Plan Action	Plan Action Date	Plan Duration	Total Securities to be Sold
Lambert Shiu, Chief Accounting Officer	Adoption	8/31/2023	11/30/2023 -5/10/2024	9,204
Thomas Wilder, Director	Adoption	8/14/2023	11/13/2023 - 8/30/2024	840
Thomas Wilder, Director	Termination(1)	8/14/2023	8/7/2023 - 1/12/2024	680

(1)As of the termination date of his Rule 10b5-1 Trading Arrangement, Mr. Wilder had sold 340 shares of common stock under the terms thereof.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: November 2, 2023
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)