Form 10-K
period 2023-12-31
Penumbra Inc
filed 2024-02-22
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐  No:  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $12.7 billion, based on the closing price as reported on the New York Stock Exchange as of such date.
As of February 8, 2024, the registrant had 38,703,659 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which is to be filed not more than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our future growth depends, in part, on our ability to further penetrate our current customer base and increase the frequency of use of our products by our customers as well as expand our user base to include additional specialist physicians and other healthcare providers in both our existing and future target end markets;
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
•if specialist physicians or other healthcare providers do not recommend and endorse, or use, our products or if our relationships with specialist physicians or other healthcare providers deteriorate, our products may not be accepted or maintain acceptance in the marketplace, which would adversely affect our business and results of operations;
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
Since our founding in 2004, we have had a strong track record of organic product development and commercial expansion that has established the foundation of our global organization. We have successfully developed, obtained regulatory clearance or approval for, and introduced products into the thrombectomy market since 2007, access market since 2008, embolization market since 2011, neurosurgical market since 2014, and immersive healthcare market since 2020.
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
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $1,058.5 million, $847.1 million and $747.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. This represents an annual increase of 25.0% and 13.3%, respectively. We generated income from operations of $73.6 million and $6.1 million for the years ended December 31, 2023 and 2022, and loss from operations of $7.5 million for the year ended December 31, 2021.
Our results for the years ended December 31, 2022 and 2021 were impacted by the COVID-19 pandemic, which impacted the performance of certain elective and semi-elective medical procedures, which were deferred to provide resources to fight the pandemic, as well as impacted global supply chains and labor markets, resulting in cost inflation and raw material supply constraints. While the impact of the pandemic has subsided due to the development and widespread availability of vaccines for COVID-19, we will continue to prioritize the health and safety of our employees and to operate under the protocols mandated by local and state authorities.
Our Markets
We concentrate on improving treatment outcomes for patients with certain forms of vascular disease and strive to improve the long-term quality of life for patients who could benefit from immersive healthcare applications. Vascular disease refers to any condition that affects the circulatory system and typically manifests as a blockage or rupture of an artery or a vein. When the treatment for vascular disease is performed from within a vessel, it is referred to as an endovascular procedure. Previously, we classified our end markets according to the anatomic location of the disorder and divided them into neuro, which included neurovascular and neurosurgical, and vascular, which included peripheral vascular and cardiovascular. To better align with our strategic priorities, beginning with the three months ended December 31, 2023 we began to classify our end markets based on the type of procedure being performed, and therefore divide our markets into thrombectomy, which includes products that treat conditions such as pulmonary embolism, deep vein thrombosis, acute limb ischemia, ischemic stroke and coronary disease, embolization and access, which include products to treat aneurysms and to occlude vessels as well as products to access the vasculature, and immersive healthcare, which includes applications for patients undergoing rehabilitation related to diseases, injuries, or illnesses, as well as applications designed to address mental well-being and cognition.

We generated revenue of $677.3 million, $511.1 million and $437.8 million from our thrombectomy product category for the years ended December 31, 2023, 2022 and 2021, respectively. We generated revenue of $381.2 million, $336.0 million, and $309.8 million from our embolization and access product categories for the years ended December 31, 2023, 2022 and 2021, respectively. The Company designs, develops, manufactures and markets novel products, and operates as one operating segment.
While reliable third-party data is not available for many markets outside the United States, we believe there are substantial additional market opportunities for our thrombectomy, embolization and access, and immersive healthcare products throughout the world.
Thrombectomy Market

The thrombectomy market is comprised of vascular diseases and disorders occurring in vessels throughout the body, including pulmonary embolism, deep vein thrombosis, acute limb ischemia, ischemic stroke, coronary disease and other conditions. Disruption of blood flow to the vasculature can have serious adverse consequences, including death and morbidity, and our solutions address the intervention of these diseases. There are approximately 2.15 million incidences of clot in the vasculature each year in the United States, the vast majority of which do not currently receive mechanical thrombectomy intervention. Studies have shown that patients treated with mechanical thrombectomy had improved functional outcomes compared with treatments such as tissue-type plasminogen activator (tPA) alone.
Some of the more common conditions we focus on are:
•Pulmonary Embolism (“PE”): PE is a condition that occurs when blood clots, which typically travel from the veins in the legs, get caught in the lungs. Approximately 1.2 million PEs occur annually worldwide. In the U.S., there are approximately 350,000 PEs per year causing approximately 50,000 annual deaths according to the Centers for Disease Control and Prevention. High- and intermediate-risk PEs, which are generally eligible for treatment with mechanical or computer-assisted vacuum thrombectomy, represent approximately 44% of such PEs, or approximately 150,000 U.S. patients. We estimate there are approximately 800,000 annual PEs outside the U.S. and approximately 350,000 of them are massive or sub-massive, making them eligible for mechanical thrombectomy.
•Deep Vein Thrombosis (“DVT”): DVT occurs when a clot forms in a deep vein, usually in the leg and sometimes in the arm. Approximately 4 million DVTs occur annually worldwide. In the U.S., there are approximately 550,000 DVTs per year causing approximately 30,000 annual deaths according to the Centers for Disease Control and Prevention. Proximal DVTs, which are generally eligible for treatment with mechanical or computer-assisted vacuum thrombectomy, represent approximately 64% of such DVTs, or approximately 350,000 U.S. patients. We estimate there are approximately 3.5 million annual DVTs outside the U.S. and approximately 2 million of them are proximal, making them eligible for thrombectomy.
•Peripheral Arterial Occlusion (“PAO”): Acute PAO occurs when a blood clot develops in major peripheral arteries. PAO includes Acute Limb Ischemia (“ALI”), which occurs when the leg experiences an occlusion in an artery, which is almost always caused either because a blood clot forms in the artery or because emboli from the heart or other place within the body travel to the leg and causes an occlusion. It is estimated that approximately 2.5 million PAOs occur annually and that there are approximately 16 million PAO survivors worldwide. In the U.S., there are approximately 250,000 PAOs per year, which are generally eligible for treatment with mechanical or computer-assisted vacuum thrombectomy, causing approximately 50,000 annual deaths according to the New England Journal of Medicine. We estimate there are approximately 2 million annual PAOs outside the U.S. that are eligible for thrombectomy.
•Ischemic Stroke: A stroke occurs when a blood vessel that carries oxygen and nutrients to the brain is either blocked by a clot or bursts (ruptures). It is estimated that nearly 14 million strokes occur annually and that there are more than 80 million survivors of stroke globally. In the United States, the American Heart Association (“AHA”) and American Stroke Association (“ASA”) estimate that nearly 800,000 strokes occur annually, and lead to approximately 150,000 deaths per year. Ischemic strokes, caused by the blockage of an artery in the brain, represent approximately 87% of strokes, or approximately 700,000 patients annually, in the United States. Of these cases, we estimate that approximately 200,000 are treatable with mechanical thrombectomy, which involves removal of the clot causing the blockage by mechanical means and restoring blood flow to the blocked vessels. Outside of the United States, we estimate, based on published sources, that there are approximately 9.7 million ischemic strokes annually and that 1.9 million of these patients are treatable with mechanical thrombectomy.

•Acute Coronary Syndrome (“ACS”): ACS includes various conditions associated with sudden, reduced blood flow to the heart. One such condition is a heart attack (acute myocardial infarction or “AMI”), when cell death results in damaged or destroyed heart tissue. Heart attacks can often be associated with high thrombus burden in the coronary arteries. Approximately 8.5 million AMIs occur annually and there are approximately 23.5 million AMI survivors worldwide. In the U.S., there are approximately 500,000 AMIs per year causing approximately 350,000 annual deaths according to the American Heart Association. AMIs involving high thrombus burden, which are generally eligible for treatment with mechanical thrombectomy, represent approximately 60% of U.S. AMIs, or approximately 300,000 U.S. patients. We estimate there are approximately 8 million annual AMIs outside the U.S. eligible for thrombectomy.
•Clot associated with Arteriovenous Graft or Fistula: Arteriovenous grafts or fistulas are created for access to dialyze the blood of patients with end-stage renal disease. It is common for clots to form within these access vessels when patients undergo dialysis long-term.
Embolization and Access Markets
The embolization and access markets are comprised of various diseases and conditions throughout the body, such as aneurysm, hemorrhagic stroke, vessel malformations, bleeding, endoleaks, ovarian veins, varicoceles, and hematomas, as well as products that provide access to the diseased area. These conditions include:
•Aneurysm: An aneurysm is a weak area in a blood vessel that usually enlarges and is often described as a “ballooning” of the blood vessel. Approximately 2% of the general population has or will develop an aneurysm and approximately 9 million people in the United States may currently have an aneurysm. If a patient has had an aneurysm, there is a 20% likelihood that the patient will have one or more additional aneurysms. The primary endovascular procedure for treating unruptured aneurysms uses a repair technique called embolization, in which the aneurysm is packed with coils in a minimally invasive procedure.
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

Product Families		Key Product Brands
THROMBECTOMY	Peripheral	Indigo System Lightning Bolt CAT RX
	Neuro	Penumbra System Penumbra RED, JET, ACE, MAX catheters 3D Revascularization Device Penumbra ENGINE and other components and accessories
EMBOLIZATION & ACCESS	Peripheral Embolization	Ruby Coil Ruby LP LANTERN POD (Penumbra Occlusion Device) Packing Coil Packing Coil LP
	Neuro Embolization	Penumbra Coil 400 POD400 PAC400 Penumbra SMART COIL
	Access	Neuron Neuron MAX Select BENCHMARK BMX96 BMX81 DDC PX SLIM SENDit
	Neurosurgical Tools	Artemis Neuro Evacuation Device
IMMERSIVE HEALTHCARE	Immersive 3D Computer-based Technology Platform	Real Immersive System
Thrombectomy Products
Our thrombectomy products fall into the following broad product families:
Peripheral Thrombectomy Products
Indigo System
The Indigo System was designed for continuous, power aspiration of thrombus in the body, leveraging the success of the Penumbra System in ischemic stroke. Computer-assisted vacuum thrombectomy leverages the power of continuous aspiration to augment the safety, speed and simplicity of thrombus removal, and is suited to a wide range of clot morphology in the peripheral arterial, peripheral venous, pulmonary arteries and coronary vasculature. The Indigo System is comprised of four principal components:
•Continuous Aspiration Mechanical Thrombectomy Catheters are robust, durable, trackable and suited for the peripheral and coronary anatomy. We have introduced multiple sizes of catheters for use in both the peripheral and coronary vasculature. CAT Catheters are available in a wide range of sizes and lengths to address a wide range of vessel sizes and clot locations.
•Computer-Assisted Vacuum Thrombectomy (CAVT) Technology combines our CAT Catheters with microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, enabling physicians to focus on optimizing thrombus removal while helping to mitigate blood loss for arterial and venous applications including the treatment of pulmonary embolism.

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
•Penumbra ENGINE or Penumbra Pump MAX is connected to our CAT catheters and CAVT technology, where applicable, and provides the needed aspiration suction force. We developed our proprietary aspiration source as a fully-integrated system specifically for mechanical thrombectomy by vacuum aspiration.
In 2023, we launched Lightning Flash, an advanced mechanical thrombectomy system to address venous and pulmonary thrombus using CAVT technology, and Lightning Bolt 7, an advanced arterial thrombectomy system that uses CAVT technology, including modulated aspiration, to address conditions such as ALI, hibernating thrombus and visceral occlusions.
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
In 2021, we launched our RED family of catheters, which are designed with the latest innovations in tracking and aspiration technology to navigate complex distal vessel anatomy and deliver powerful aspiration, together with Penumbra ENGINE, for the removal of blood clots in acute ischemic stroke patients with large vessel occlusions. In 2022, we initiated the THUNDER Study, which is an Investigational Device Exemption (“IDE”) designed to evaluate the safety and effectiveness of CAVT technology for neurovascular applications. In 2023, we added to the RED family by launching the RED 43 catheter and RED 72 catheter with SENDit Technology.
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
Embolization and Access Products
Peripheral Embolization Products
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
Neuro Embolization Products
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
Immersive Healthcare Products
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
Manufacturing
We currently maintain our manufacturing facilities in Alameda and Roseville, California and currently produce substantially all of our products in-house. Our manufacturing facilities are International Organization for Standardization (“ISO”) 13485 compliant. We received ISO 13485:2016 certification of our Alameda facility in 2018 and successfully completed our most recent surveillance audit in 2023. We received ISO 13485:2016 certification of our Roseville facility in 2020 and successfully completed our most recent surveillance audit in 2023. In 2007, our Quality Management System was first audited to the European Union’s Medical Device Directive in support of product CE marking, and we successfully completed our most recent surveillance audit in 2023. We participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan by a single auditing organization. We received our first MDSAP certification in 2018 and successfully completed our most recent surveillance audit in 2023.
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
We currently sell our products in the United States through our dedicated salesforce. Our sales representatives and sales managers generally have substantial medical device experience and market our products directly to a variety of specialist physicians engaged in the treatment of vascular disorders and healthcare providers who manage patients addressing motor function, cognition and mental well-being, who are the end users of our products and significantly influence buying decisions in hospitals and other healthcare settings relating to medical devices and other healthcare products. We are focused on developing strong relationships with specialist physicians and other healthcare providers and devote significant resources to training and educating physicians and other healthcare providers in the use and benefits of our products. The principal specialist physicians and other healthcare providers in our target end markets include:
•Thrombectomy: Interventional radiologists, interventional neuroradiologists, vascular surgeons, neurosurgeons, interventional cardiologists and interventional neurologists.
•Embolization and Access: Neurosurgeons, interventional neuroradiologists, interventional neurologists, interventional radiologists, vascular surgeons and pediatric interventional cardiologists.
•Immersive Healthcare: Occupational therapists, physical therapists, nurses, mental health professionals and other healthcare providers.
In addition to our direct sales organizations, we work with distributors in certain geographic areas where we have determined that selling through distributors is likely to be more effective.
We have continued licensing the technology to certain of our products to our existing distribution partner in China pursuant to a series of licensing arrangements entered into in December 2020, February 2022 and September 2023, which permit our partner to manufacture and commercialize such products in China in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products. We believe these arrangements will allow us to monetize our technology while helping us to mitigate market risk.
Our direct sales have been, and we anticipate will continue to represent, a majority of our revenues. In 2023, direct sales accounted for approximately 83% of our revenue, with the balance generated by independent distributors that sell our products outside of the United States and by the arrangements with our partner in China, which include licensing royalty and distribution revenue.
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
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular medical devices. Our most notable competitors are Boston Scientific, Inari, Medtronic, Stryker, Terumo and several private companies. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than we have. As a consequence, they are able to spend more on product acquisition, development, marketing, sales and other product initiatives than we can. We also compete with a number of smaller medical device companies that have single products or a limited range of products. Some of our competitors have:
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
As of December 31, 2023, we owned and/or had rights to 117 issued patents globally, of which 57 were U.S. patents. As of December 31, 2023, we owned and/or had rights to 68 pending patent applications, of which 32 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, 16 of our issued patents are currently expected to expire between 2025 and 2026; 13 of these patents relate to components of the Penumbra System and the Indigo System. Thirty-seven of our issued patents, which relate to components of the Penumbra Coil 400, Ruby Coil System and Smart Coil System, are currently expected to expire between 2029 and 2037. Eighteen patents pertaining to the 3D Revascularization Device are projected to expire between 2032 and 2034. Twenty-one patents related to our REAL Immersive System are expected to expire between 2032 and 2042. Some of our pending patent applications pertain to components and methods of use associated with currently commercialized products. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors-Risks Related to Our Intellectual Property” in this Form 10-K for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 43 U.S. trademark registrations and 214 foreign trademark registrations as of December 31, 2023. Included in the registered trademarks is a mark with our company name and logo.
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
510(k) Clearance Pathway
When a 510(k) clearance is required, a premarket notification must be submitted to FDA demonstrating that the proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976. By regulation, a premarket notification must be submitted and receive 510(k) clearance from FDA before the device can be marketed in the United States. The Medical Device User Fee Amendments (“MDUFA”) performance goal for a traditional 510(k) clearance is 90 calendar days. As a practical matter, however, clearance often takes longer, because the review clock can be paused by FDA to allow time to resolve questions on the 510(k) file. To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the premarket notification demonstrates that the device does not raise new questions of safety and effectiveness. FDA may require further information, including clinical data, to make a determination of substantial equivalence. If FDA determines the device, or its intended use, is not substantially equivalent to a previously cleared device or intended use, FDA will place the device into Class III, subject to the applicant’s option to submit a De Novo request for FDA to make a risk-based classification of the device into Class I or II.
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
Premarket Approval Pathway
A PMA application under section 515 of the FD&C Act must be submitted to FDA for Class III devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The PMA application process is much longer and more involved than the 510(k) premarket notification process. A PMA is based on a determination by FDA that the PMA application contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s).
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

Clinical Trials
Clinical trials are almost always required to support a PMA and are less often required for 510(k) clearance. In the United States, for significant risk devices, these trials require submission of an application for an IDE to FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and the appropriate institutional review boards (“IRBs”), at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. The sponsor, FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.
Sponsors of clinical trials of devices are required to register with clinicaltrials.gov, a public database of clinical trial information. Information related to the device, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is made public as part of the registration.
Ongoing Regulation by FDA
Along with the requirement for device clearance or approval by FDA, there are additional obligations and regulations that must be followed. These include:
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
European Union
Our medical devices are regulated in the European Union as medical devices per the European Medical Devices Regulation 2017/745, as amended by Regulation 2023/607 (“EU MDR”). An authorized third party, also called a Notified Body, must approve products for CE marking, other than those which are categorized as class I self-certified. The CE mark is contingent upon continued compliance to the applicable regulations, harmonized standards and the quality system requirements of the EU MDR and the ISO 13485 standard.

Our medical devices were previously regulated per the European Union Directive (93/42/EEC), also known as the Medical Device Directive (the “MDD”). In May 2017, the EU MDR was published to replace the MDD and came into effect on May 26, 2021. We have updated our quality management system processes to meet the new EU MDR requirements, which were successfully audited most recently in September 2023 by a Notified Body. We have also submitted technical documentation supporting all of the device families we intend to CE Mark under MDR to our Notified body and obtained CE Mark approvals for many of our products. Due to the extension of the transitional period and removal of the “sell-off” periods under EU MDR pursuant to amendments enacted in March 2023, the transition dates for our devices holding CE certificates under MDD have been extended beyond the original expiration dates: Class IIb and III devices will be valid until December 31, 2027, and Class I and IIa devices will be valid until December 31, 2028. We expect to transition the remaining device families for CE marking under EU MDR prior to such deadlines, thereby allowing us to continue to supply our products to the market in the region covered by the EU MDR.
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
Human Capital Resources
As of December 31, 2023, we had approximately 4,200 employees worldwide. None of our U.S. employees are represented by a collective bargaining agreement. Some of our employees outside of the United States are subject to mandatory, industry-specific collective bargaining agreements or the protections of statutory works councils as required by local law. We have never experienced a work stoppage. We believe our employee relations are good.
In managing our business, we focus on a number of measures and objectives with respect to the attraction, development and retention of our employees that we believe are important to our business, including diversity, communication, compensation, professional development, and health, well-being and safety:
•We are proud to be an equal opportunity employer and to have a diverse employee population and leadership team: for example, as of December 31, 2023, approximately 50% of our employees are female, more than half of our senior management team are female, and approximately 75% of our employee population in the United States are from a minority background. We seek to attract a diverse slate of candidates, including from historically underrepresented groups. We believe that diversity and inclusion in the workplace enhance employee engagement and stimulate innovation, and that people in diverse groups work better, share information more broadly and consider a wider range of views. We pride ourselves on our diverse workforce, which we believe has been and will continue to be a major contributor to our growth and innovation, and intend to continue to make diversity and inclusion a cornerstone of our efforts regarding our workforce.
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
•We recognize the benefits of a healthy workforce. We provide employees at our Alameda campus with on-site restaurants that offer fresh food at discounted pricing for employees, and we maintain on-site fitness centers for employees at our Alameda and Roseville campuses. Employees in the United States are also eligible for a gym discount at a local commercial fitness chain. We also support the mental health of our employees by offering an employee assistance program for employees and their families that provides free counseling sessions and offers other resources for employees.
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
Facilities
We maintain approximately 610,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2023. The leases for these nine buildings expire at various times in 2036, subject to our option to renew certain leases for an additional five to fifteen years. We also lease approximately 210,000 square feet of office and manufacturing facilities in two buildings in Roseville, California. The leases for these two buildings expire in 2035, subject to our option to renew the leases for an additional five to ten years. An additional approximately 50,000 square feet of space in one of the buildings, located at 620 Roseville Parkway, will be added to the lease upon the earlier of completion of certain improvements to the premises, which is not expected to occur in 2024, and June 1, 2025. In addition, we lease approximately 70,000 square feet of warehouse space in Livermore, California, and approximately 100,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire at various times in 2025 to 2028. The lease for the Salt Lake City warehouse expires in 2027, subject to our option to renew the lease for an additional five years.
We also lease office and/or warehouse space in Germany, Italy, Brazil, Australia, Singapore, Japan and Taiwan as of December 31, 2023. The offices in Germany support our direct sales operations in Europe as well as distributor relationships in Europe and the Middle East; the offices in Brazil, Australia, Singapore, Japan and Taiwan support our sales and marketing efforts, including through our distribution partners, in Latin America, Australia and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing third-party logistics providers in the Netherlands and Australia.
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
We were founded in 2004 and did not generate any revenue until 2007. Moreover, while we have successfully developed, obtained regulatory clearance or approval for, and introduced a number of products in our target markets, in certain markets we have a limited operating history upon which investors can evaluate our business and prospects, and this limited operating history may not be indicative of our future results. We incurred operating losses in 2021. We can give no assurance that we will be profitable or cash flow positive in the future.
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular devices. Our most notable competitors are Boston Scientific, Inari, Medtronic, Stryker, Terumo and several private companies. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than us. We also compete with a number of smaller medical device companies that have a single product or a limited range of products. Our competitors may be able to spend more on product acquisition, development, marketing, sales and other product initiatives, or be more focused in their spending and activities, than we can. Some of our competitors have:
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
Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. If we are unable to achieve or maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode and we may be unable to achieve or maintain profitable operations in the future. Events beyond our control, such as the COVID-19 pandemic, can impact global supply chains, resulting in an increase in the cost of certain raw materials and components used in our products. While we have taken steps to reduce our manufacturing costs and to increase efficiencies, there can be no assurance that such measures will be successful or will reduce our costs commensurate with the increase in the cost of raw materials and components. If we are unable to increase our pricing or reduce our manufacturing costs in response to increases in the cost of raw materials and components used in our products, our business, results of operations, financial condition and cash flows may be materially adversely affected.
Our future growth depends, in part, on our ability to further penetrate our current customer base and increase the frequency of use of our products by our customers as well as expand our user base to include additional specialist physicians and other healthcare providers in both our existing and future target end markets.
Currently, the primary users of our products are specialist physicians, including interventional neuroradiologists, neurosurgeons, interventional neurologists, interventional radiologists, interventional cardiologists and vascular surgeons. Our future growth will require us to continue to make our current specialist physician and other healthcare provider customers aware of the benefits of our products to generate increased demand and frequency of use, and thus increase sales to such customers.
Our future growth will also depend on our ability to expand our customer base, which will require us to convince specialist physicians and other healthcare providers in our existing and future target end markets that are not current customers of our products’ efficacy, to educate them in the proper use of our products and to sell our products to their affiliated hospitals or other organizations. Convincing such specialist physicians and other healthcare providers to use new products and to dedicate the time and energy necessary for adequate education in the use of our products is challenging, especially in new markets where treatments or therapies using our products are not established.
Although we are attempting to increase the number of patients treated with our products through our established relationships and focused sales efforts, we cannot provide assurance that our efforts will increase the use of our products by our existing customers. In addition, expanding our customer base in existing and new target end markets may require, among other things, additional clinical evidence supporting patient benefits, training in a manner to which we are not accustomed, or other resources that we do not readily have available or are not cost effective for us to provide. If we are unable to increase the frequency of use of our products by our existing customers and expand our customer base to include additional specialist physicians and other healthcare providers in both our existing and future target end markets, our sales growth will be limited, which could materially adversely affect our business, results of operations, financial condition or cash flows.
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
Our ability to commercialize new products successfully in both the United States and international markets depends in part on the availability of, and hospitals’ and other customers’ ability to obtain, adequate levels of third-party reimbursement for the procedures or sessions in which our products are used. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a device used in a procedure has not received appropriate FDA or other governmental regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Our ability to commercialize our products successfully will depend, in large part, on the extent to which adequate reimbursement levels for the cost of their use are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations. Further, healthcare in the United States and international markets is also being affected by economic pressure to contain reimbursement levels and costs, and various healthcare reform proposals have emerged and may continue to emerge at the U.S. state and federal level. Changing reimbursement models and the impact of healthcare reform laws, either domestically or internationally, could materially adversely affect our business, results of operations, financial condition or cash flows.
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
Our products are sold primarily to hospitals for use by specialist physicians and other healthcare providers practicing at their facilities. In order for us to sell our products, specialist physicians and other healthcare providers must recommend and endorse them for the hospital to purchase them, and must use them in treating their patients to generate follow-on sales. We may not obtain the necessary recommendations or endorsements for new products from specialist physicians and other healthcare providers, our products may not receive approval from the relevant hospital’s value analysis committee, or we may not be able to maintain the current or future level of acceptance and usage of our products. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to products of our competitors or treatments that do not use our products, and on training specialist physicians and other healthcare providers in the proper application and use of our products. We invest in significant training and education of our sales representatives, specialist physicians and other healthcare providers to achieve market acceptance of our products, with no assurance of success. If we are not successful in obtaining and maintaining the recommendations or endorsements of specialist physicians and other healthcare providers for our products, if specialist physicians and other healthcare providers prefer our competitors’ products or other alternative treatments that do not use our products, if our products do not receive approval from relevant hospitals’ value analysis committees, or if our products otherwise do not gain or maintain market acceptance, our business could be adversely affected.
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
We require the timely delivery of sufficient amounts of components and materials to manufacture our products. For reasons of quality assurance, cost effectiveness or availability, we typically procure certain raw materials and components from a single or limited number of suppliers. We generally acquire such raw materials and components through purchase orders placed in the ordinary course of business, and as a result we may not have a significant inventory of these materials and components and generally do not have any guaranteed or contractual supply arrangements with many of these suppliers. Our reliance on these suppliers subjects us to risks that could harm our business, including, but not limited to, difficulty locating and qualifying alternative suppliers. For example, FDA and regulators outside of the United States may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components. In the case of a device with clearance under Section 510(k) of the FD&C Act, referred to as a 510(k), we may be required to submit a new 510(k) if a change in a raw material or component supplier results in a change in a material or component supplied that is not within the 510(k) cleared device specifications. If we need to establish additional or replacement suppliers for some of these materials or components, our access to the materials or components might be delayed while we qualify such suppliers and obtain any necessary FDA approvals or clearances. Our suppliers may also be subject to regulatory inspection and scrutiny. Any adverse regulatory finding or action against those suppliers could impact their ability to supply us with raw materials and components for our products. We may also face delays, yield issues and quality control problems if we are required to locate and secure new sources of materials or components.
Our dependence on third-party suppliers involves several other risks, including limited control over pricing, availability, quality and delivery schedules. Suppliers of raw materials and components may decide, or be required, for reasons beyond our control, to cease supplying raw materials and components to us or to raise their prices. Shortages of raw materials, quality control problems, or production capacity constraints or delays by our suppliers could negatively affect our ability to meet our production requirements and result in increased prices for affected materials or components. Any material shortage, constraint or delay may result in delays in shipments of our products, which could materially adversely affect our results of operations.
Finally, some of our products are sterilized prior to use at a third-party sterilizer in the United States using ethylene oxide. The U.S. Environmental Protection Agency has proposed regulations aimed at reducing hazardous air pollutants, including emissions of ethylene oxide, and any future regulatory action that requires sterilization facilities to modify their sterilization processes to limit the use of ethylene oxide could impact the supply of sterilization services as well as the cost for such services. In addition, certain sterilization facilities in the United States have undergone temporary closures mandated by state agencies in recent years due to concerns over the impact of emissions of ethylene oxide from such facilities, and any future closures could lead to increased demand for sterilization services at the facilities we currently use to sterilize our products, which could prevent us from being able to sterilize our products at a pace sufficient to meet product demand and/or result in an increase in the cost of sterilization services. While we continue to work to improve our capacity and flexibility in connection with the sterilization of our products, any regulations that limit the use of ethylene oxide at, or any temporary or permanent closures of, sterilization facilities, including the facilities we currently use, could, due to the limited number of sterilization facilities and the time required to approve and license, and gain regulatory approval for us to use, a sterilization facility, impact our ability to obtain sterilization services on a timely basis, which could materially adversely affect our results of operations.

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
Maintaining a significant inventory of raw materials, components and finished goods, including coils, also subjects us to the risk of inventory excess and obsolescence, which may lead to a permanent write-down or write-off of our inventory. While in inventory, our components and finished goods may become obsolete, and we may over-estimate the amount of inventory needed, which may lead to excessive inventory. In these circumstances we would write-down or write-off our inventory and may be required to expend additional resources or be constrained in the amount of end product that we can produce. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire, resulting in a decrease in value and potentially a permanent write-down of our inventory. In addition, maintaining a significant inventory of raw materials, components and finished goods at our facilities requires us to invest resources to safeguard such inventory and presents risk of misappropriation. In the event that a substantial portion of our inventory becomes excess or obsolete, or is otherwise damaged, misappropriated or destroyed, it could materially adversely affect our results of operations.
Defects or failures or alleged defects or failures associated with our products could lead to recalls, safety alerts, or product-related or securities litigation, as well as significant costs and negative publicity.
Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs, negative publicity and adverse competitive pressure. While we have had product recalls, they have all been voluntary. The circumstances giving rise to recalls are, however, unpredictable, and any recalls of existing or future products could materially adversely affect our business, results of operations, financial condition or cash flows.
The medical device industry has historically been subject to extensive litigation over product liability claims. There are high rates of mortality and other complications associated with some of the medical conditions suffered by the patients whom specialist physicians use our devices to treat, and we may be subject to product liability claims if our products cause, or merely appear to have caused, an injury or death. In addition, an injury or death that is caused by the activities of our suppliers, such as those that provide us with components and raw materials, or by an aspect of a treatment used in combination with our products, such as a complementary drug or anesthesia, may be the basis for a claim against us by patients, hospitals, healthcare providers or others purchasing or using our products, even if our products were not the actual cause of such injury or death. An adverse outcome involving one of our products could result in reduced market acceptance and demand for all of our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our premarket notifications or applications for marketing. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
As a part of the regulatory process of obtaining marketing clearance or approval for new products and new indications for existing products, as well as to provide specialist physicians and other healthcare providers with ongoing information regarding the efficacy of our products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Our competitors and third parties also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, or the market’s or regulators’ perception of clinical data, may reduce adoption of our products, which could materially adversely affect our business, results of operations, financial condition or cash flows.
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
Our reputation and competitive position may also be harmed by other publicly available information suggesting that our products are not safe. For example, we file adverse event reports under Medical Device Reporting (“MDR”) obligations with the FDA that are publicly available on the FDA’s website. We are required to file MDRs if our products may have caused or contributed to a serious injury or death or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Our approach has been to file MDRs even in cases where reporting might not otherwise be required out of an abundance of caution. Any such negative publicity could harm our reputation and future sales.

We face risks related to our investment in our immersive healthcare platform, including our inexperience with virtual reality and full body tracking technology, and we may be unsuccessful in developing and commercializing products using virtual reality and full body tracking technology.
Since 2017, we have invested significant financial resources to develop and commercialize immersive healthcare products, including an acquisition paid in the form of shares of Penumbra common stock and options to purchase Penumbra common stock.
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
We can give no assurance that we will be successful in developing and commercializing products using virtual reality and full body tracking technology. We have not yet determined the most appropriate business model to bring this technology to the healthcare field, and accordingly, our ability to successfully commercialize healthcare applications using virtual reality and full body tracking technology may be influenced by many factors, including:
•unanticipated problems and additional costs relating to the development and testing of new products;
•our ability to install, set up and service new customers;
•our ability to achieve and maintain market acceptance and expand into new markets;
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
•the timing and impact of market, reimbursement and regulatory developments, including our ability to obtain any required regulatory approvals or clearances both inside and outside the United States; and
•our ability to obtain and maintain adequate intellectual property protection for our products and technologies.
If we are unsuccessful in developing and commercializing immersive healthcare products, our business, financial conditions and results of operations could be materially and adversely affected.
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
For the years ended December 31, 2023, 2022 and 2021, we derived 28.5%, 30.2% and 29.4%, respectively, of our revenue from international sales. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may increase in the future. This revenue and related operations will continue to be subject to the risks and challenges associated with international operations, including:
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
•higher incidence of corruption or unethical business practices; and
•events resulting in negative impacts to, or uncertainty regarding, global trade, such as the reversal or renegotiation of international trade agreements and partnerships or the imposition of tariffs.
If we are unable to successfully address these challenges, we may not be able to grow our international sales and our results of operations may suffer as a result. For example, certain unique macroeconomic and geopolitical factors, including those as a result of the COVID-19 pandemic, the Russian invasion of Ukraine or conditions in the Middle East as a result of the Israel-Hamas conflict, may cause instability and volatility in the global financial markets and disruptions within the healthcare industry that may negatively impact our business. In addition, the United States federal government has imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs or other pricing pressures that we may not be able to offset or may otherwise adversely impact our business and results of operations.
Over the long term, we intend to grow our business internationally and to do so, we will need to spend substantial sums to expand or develop direct sales capabilities in existing and new geographic areas, generate additional sales through existing distributors or attract additional distributors, or enter into other arrangements with third parties in international markets to commercialize our products in such markets. In December 2020, we agreed to license the technology for certain of our products to our existing distribution partner in China to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products, which we expanded to include additional products in February 2022 and September 2023. We can provide no assurance that this arrangement, which is novel for us, will be successful, or that we will benefit commercially from licensing our technology to a third party in exchange for fixed payments as opposed to selling our products through a distributor. In addition, transferring a portion of our technology to a partner based in China carries risks relating to the intellectual property being transferred. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk in doing business in China. Monitoring and preventing unauthorized use is difficult, and the measures we may take to protect our intellectual property rights may not be adequate to prevent misappropriation.
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
We have established a direct sales capability in the United States, most of Europe, Canada and Australia, which we have complemented with distributors in certain other international markets. Sales to distributors represented 16.7%, 18.7% and 16.6% of our revenue in 2023, 2022 and 2021, respectively. Our success outside of the United States, most of Europe, Canada and Australia depends largely upon marketing arrangements with distributors, in particular their sales expertise and their relationships with specialist physicians and affiliated hospitals in their geographic areas. Distributors may terminate their relationship with us, sell competitive products or devote insufficient sales efforts or other resources to our products. We do not control our distributors, and they may not be successful in implementing our marketing plans. In addition, many of our distributors initially obtain and maintain foreign regulatory approval for the sale of our products in their respective countries, and their efforts in obtaining and maintaining regulatory approval may not be as robust as we desire or expect. As our business grows, we may seek to expand or otherwise modify our arrangements with our existing distributors and/or retain the services of additional distributors. For example, in December 2020, we entered into an agreement to license the technology for certain of our products to our existing distribution partner in China to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of the licensed technology and upon the provision of related regulatory support, as well as royalty payments on downstream sales of the licensed products, which we expanded to include additional products in February 2022 and September 2023. However, there can be no assurances that this arrangement, which is novel for us, or other similar arrangements that we may enter into in the future, will be successful. Our failure to maintain our relationships with our existing distributors or our partner in China, or our failure to recruit and retain additional skilled distributors in existing or new international markets, could have an adverse effect on our operations. If current or future distributors or our partner in China do not perform adequately, or if we lose a significant distributor or our partner in China, we may not be able to maintain existing levels of international revenue or realize expected long term international revenue growth. We have in the past experienced turnover with some of our distributors that has adversely affected sales in the countries in which those distributors operate. Similar occurrences could happen in the future.
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
We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Approximately 28.5%, 30.2%, and 29.4% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively, were derived from sales in non-U.S. markets, and we expect sales in non-U.S. markets to continue to represent a significant portion of our revenue. For direct sales in our international markets, we are paid by our customers in their local currency, which is primarily euros. For sales to distributors in our international markets, we are paid principally in either U.S. dollars or euros, with some sales being denominated in other currencies. Therefore, when the U.S. dollar strengthens relative to the euro or other local currency, our U.S. dollar reported revenue from non-U.S. dollar denominated sales will decrease, or we will need to increase our non-U.S. dollar denominated prices, which may not be commercially practical. Conversely, when the U.S. dollar weakens relative to the euro or other local currency, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows. For example, during 2022 the U.S. dollar strengthened relative to many local currencies in the non-U.S. markets where we do business, which adversely affected our U.S. dollar reported revenue.

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
We rely on the efficient and uninterrupted operation of information technology systems to process, transmit and store electronic information in our day-to-day operations. All information technology systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. In 2023, we completed implementation of a new enterprise resource planning (“ERP”) software system implementation which replaced certain existing business, operational, and financial processes and systems. This ERP implementation project will continue to require investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. This system change entails certain risks, including difficulties with changes in business processes that could disrupt our operations, such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. In addition, the implementation of the new system may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and changes, this may have an adverse impact on our financial condition and operating results.
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
While having a contract with a GPO or IDN for a given product category can facilitate sales to members of that GPO or IDN, such contract positions can offer no assurance that any level of sales will be achieved, as sales are typically made pursuant to purchase orders. Even when a provider is the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN generally are free to purchase a certain percentage of such products from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause by the GPO or IDN upon 60 to 90 days’ notice. Accordingly, although we have multiple contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability.
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
For the years ended December 31, 2023, 2022 and 2021, sales outside the United States accounted for approximately 28.5%, 30.2%, and 29.4%, respectively, of our total sales, and we expect sales in non-U.S. markets to continue to represent a significant portion of our revenue. Foreign regulatory bodies have established varying regulations. Specifically, the European Union has promulgated rules that require that medical device products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Although we have received CE markings for all of the medical devices we currently sell in the European Union, we can give no assurance that we will be able to obtain European Union approval for any of our future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.
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
We are required to register with FDA as a device manufacturer and as a result, we are subject to periodic inspection by FDA for compliance with FDA’s QSR requirements, which requires manufacturers of medical devices to adhere to certain requirements, including testing, quality control and documentation procedures. In addition, the federal MDR regulations require us to provide information to FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or has malfunctioned, and if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. On March 1, 2016, the ISO issued a new Quality Management System standard for medical device manufacturers, ISO 13485:2016. We received certification to ISO 13485:2016 in 2018 and successfully completed our most recent surveillance audit in 2023. Compliance with this standard is subject to continual review and is monitored through periodic inspections by our notified body. Some foreign countries, most notably Japan and Brazil, have similar requirements or may require inspections of our manufacturing facilities before approving a product for sale in their country. We participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan. We received our first MDSAP certification in 2018 and successfully completed our most recent surveillance audit in 2023. Some of our suppliers are subject to the same or similar scrutiny. If we or our suppliers fail to adhere to QSR, ISO or other regulatory requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or approvals, recalls or other consequences, which could in turn have a material adverse effect on our business, results of operation, financial condition or cash flows.

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
We own 43 trademarks, related to our company name, logo, products and technology, that are registered with the USPTO as well as 214 trademarks registered outside of the United States as of December 31, 2023. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. There is no guarantee we will be able to secure registration for any of our pending trademark applications with the USPTO or comparable foreign authorities. In addition, third parties have registered trademarks similar or identical to our trademarks, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries where such third parties have registered such trademarks or obtained such common law rights. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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
We have in the past, and expect in the future, to seek to acquire additional businesses, assets, technologies or products to enhance our business if appropriate opportunities become available. In connection with any acquisitions, we could issue additional equity securities or convertible debt or equity-linked securities, which would dilute our stockholders, cause us to incur substantial debt to fund the acquisitions, or assume significant liabilities. For example, in October 2021 and September 2023, we completed acquisitions that were paid in the form of shares of our common stock and/or options to purchase our common stock.
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
The trading price of our common stock has been and is likely to continue to be volatile. From January 1, 2023 through December 31, 2023, our closing stock price as reported on The New York Stock Exchange (“NYSE”) has ranged from 181.44 to 344.06. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Form 10-K or those that we have not anticipated. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our common stock include the following:
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
As of December 31, 2023, our executive officers, directors and holders of 5% or more of our outstanding stock and their affiliates beneficially owned approximately 54.1% of our voting stock in the aggregate. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2023, our directors, executive officers and holders of 5% or more of our outstanding stock beneficially owned approximately 54.1% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2023, approximately 7,700,000 shares of common stock that are either subject to outstanding options or other equity awards or reserved for future issuance under our equity incentive plans have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our restated certificate of incorporation, our second amended and restated bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of Delaware law (where we are incorporated), our restated certificate of incorporation and our second amended and restated bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:
•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•requiring supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and second amended and restated bylaws;
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
Our second amended and restated bylaws designate the state courts located within the state of Delaware (or if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware) as the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to access a favorable judicial forum for disputes with us or our directors, officers or employees.
Our second amended and restated bylaws designate the state courts located within the state of Delaware (or if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, as the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our second amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This forum selection provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, in each case, the rules and regulations thereunder, or for any other claim for which the U.S. federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, if a court were to find the choice of forum provision contained in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.
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
Primarily as a result of net operating losses, stock-based compensation, various accruals and reserves, and tax credits, we maintain foreign and domestic DTAs. DTAs reflect an expected benefit to be realized in the future that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. DTAs are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors or regulatory authorities. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the benefits of the domestic DTAs we maintain as of December 31, 2023, exclusive of our California tax credit DTAs. However, it is possible that some of our foreign or domestic DTAs could ultimately expire unused, or future DTAs could be created, due to vesting or settlement of stock awards or other book to tax differences, for which we will not have sufficient taxable income in the future to fully utilize. In such case, a valuation allowance to reduce our DTAs may be required, which would materially increase our tax expense in the period the valuation allowance is recorded and could have a material adverse impact on our financial condition and results of operations.
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
Natural disasters or other catastrophic events, such as earthquakes, flooding, wildfires, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, drought, sea level rise and other events beyond our control may cause damage or disruption to our operations, the operations of our suppliers and service providers, international commerce and the global economy, and could seriously harm our revenue and financial condition and increase our costs and expenses. For example, impacts from the COVID-19 pandemic and measures taken in response thereto, such as constraints in the capacities of hospitals and other healthcare providers to perform non-COVID related procedures, changes to our on-site operations, delays in product development efforts and related clinical trials and regulatory clearances and approvals, and disruptions to global supply chains and labor markets, resulting in cost inflation and raw material supply constraints, adversely affected our business and there can be no assurance that similar events will not occur in the future. In addition, the geographic location of our Alameda, California headquarters and Alameda and Roseville, California production facilities, as well as the facilities of certain of our key suppliers and service providers, subject them to earthquake and wildfire risks. Should one or more of our facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, our existing inventory of raw materials, components and finished goods may be damaged or destroyed and it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. Moreover, in the event we are required to obtain additional production capacity due to one or more of our facilities being damaged or destroyed, because of the time required to approve and license a manufacturing facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to obtain replacement production capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost profits, but not losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and certain of our manufacturing activities, combined with our limited inventory of raw materials and components and manufactured products, may cause specialist physicians or other healthcare providers to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with those specialist physicians or other healthcare providers in the future. .Furthermore, other parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster or other catastrophic event in any of our major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
We rely on information technology, telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems are vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, data breach, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. However, we can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation and customer and employee relationships, suffer disruptions to our business and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our information technology may be susceptible to damage, disruptions or shutdowns due to power outages, user errors, implementation of new operational systems or software or upgrades to existing systems and software, or catastrophes or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions and we may lose business or brand reputation, resulting in a material and adverse effect on our business, financial condition, results of operations or cash flows.
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

Additionally, we are subject to laws and regulations with respect to the collection, use, disclosure, transfer and storage of personal data that we may collect from our employees, customers, third parties that we do business with, or patients or in conjunction with clinical trials, or that we may receive in connection with the use of our products, including our immersive healthcare products. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues that may affect our business. Several privacy laws have recently been adopted in domestic and foreign jurisdictions where we do business that include enhanced data protection requirements as well as substantial fines for breaches of personal data. We have modified and will continue to modify our practices in order to comply with these and other requirements, which requires us to incur costs and expenses, and we may face difficulties in complying with all privacy and data protection legal requirements that apply to us now or in the future, as well as financial penalties and liabilities if we are unable to do so.
We incur significant costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses as we devote resources to comply with the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, the Dodd-Frank Act imposes disclosure requirements regarding the use in components of our products of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, which requires us to devote resources to comply with such disclosure requirements, including due diligence to determine the source of any conflict minerals used in our products, and could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
Risk management and strategy
The Company’s cybersecurity program focuses primarily on securing and safeguarding computer systems, networks, cloud services, business applications, and data and is integrated in the Company’s overall risk management strategy and framework. The Company has implemented protocols to protect against cyber threats and ensure the containment and security of sensitive business data, including ongoing security reviews of critical systems, continuous monitoring of event data, and employee training programs, which processes are aligned with the Company’s overall business and operational goals and strategies. The Company also actively engages with key vendors, industry participants, and intelligence and law enforcement communities as part of its continuing efforts to evaluate and enhance the effectiveness of its information security policies and procedures. In 2023, the Company initiated efforts to streamline existing processes, enhance technological capabilities, and improve user experience and security.
The Company employs strategic partnerships with third-party entities to leverage resources and technologies for operational support, optimization, and heightened security. Collaboration with third parties forms a critical part of the Company’s risk management strategy, facilitating effective management and mitigation of risks through partnerships, and ensuring adherence to applicable regulatory and industry standards. The Company incorporates supplier qualification processes and conducts thorough security and privacy risk assessments for third parties and lifecycle management.
Overall, the Company believes it has established a robust framework for confidentiality, integrity, and availability of information, adhering to relevant security standards, practices, and compliance requirements. In addition, the Company maintains insurance to help protect against risks associated with cybersecurity threats. The Company does not believe that any risks from cybersecurity threats have materially affected, or are reasonably likely to materially affect, the Company, including the Company’s business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.” in this Form 10-K.
Governance
The Company’s cybersecurity program is managed by its Chief Information Officer (“CIO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, protocols, framework, standards and processes. The CIO, who has extensive experience in overseeing and managing information technology and security programs, is kept appraised of potential cybersecurity incidents, including the prevention, detection, mitigation and remediation thereof, through the work of the Company’s information technology team, which conducts and oversees ongoing security reviews of critical systems and continuous monitoring of event data. The CIO provides periodic reports to the Company’s Board of Directors, as well as its Chief Executive Officer and Chief Financial Officer and other members of senior management as appropriate. These reports include updates on cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, ongoing compliance with applicable legal and regulatory frameworks and industry standards, assessments of the Company’s information security program, and the emerging threat landscape. The Company’s Board of Directors provides oversight of the Company’s cybersecurity program and helps guide the Company’s strategy for managing cybersecurity risks in the context of the Company’s overall risk management system.
ITEM 2. PROPERTIES.
We maintain approximately 610,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2023. The leases for these nine buildings expire at various times in 2036, subject to our option to renew certain leases for an additional five to fifteen years. We also lease approximately 210,000 square feet of office and manufacturing facilities in two buildings in Roseville, California. The leases for these two buildings expire in 2035, subject to our option to renew the leases for an additional five to ten years. An additional approximately 50,000 square feet of space in one of the buildings, located at 620 Roseville Parkway, will be added to the lease upon the earlier of completion of certain improvements to the premises, which is not expected to occur in 2024, and June 1, 2025. In addition, we lease approximately 70,000 square feet of warehouse space in Livermore, California, and approximately 100,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire at various times in 2025 to 2028. The lease for the Salt Lake City warehouse expires in 2027, subject to our option to renew the lease for an additional five years.
We also lease office and/or warehouse space in Germany, Italy, Brazil, Australia, Singapore, Japan and Taiwan as of December 31, 2023. The offices in Germany support our direct sales operations in Europe as well as distributor relationships in Europe and the Middle East; the offices in Brazil, Australia, Singapore, Japan and Taiwan support our sales and marketing efforts, including through our distribution partners, in Latin America, Australia and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing third-party logistics providers in the Netherlands and Australia.
ITEM 3. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “11. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “PEN” since September 18, 2015. Prior to that date, there was no established public trading market for our common stock. As of February 8, 2024, there were 32 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment and (ii) the NYSE Composite for the period from December 31, 2018 through December 29, 2023. The figures represented below assume an investment of $100 in our common stock on December 31, 2018 and in the S&P Healthcare Equipment and NYSE Composite and the reinvestment of dividends into shares of common stock for the years ended December 31, 2019, 2020, 2021, 2022 and 2023. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023
Penumbra	PEN	$100.00	$134.43	$143.21	$235.12	$182.05	$205.84
NYSE Composite	NYA	100.00	122.32	127.70	150.90	133.50	148.17
S&P 500 Healthcare Equipment Index	XHE	100.00	122.31	162.56	167.50	128.41	120.41
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
Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. A discussion of our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, and is incorporated by reference into this Form 10-K.
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
Since our founding in 2004, we have had a strong track record of organic product development and commercial expansion that has established the foundation of our global organization. We have successfully developed, obtained regulatory clearance or approval for, and introduced products into the thrombectomy market since 2007, access market since 2008, embolization market since 2011, neurosurgical market since 2014, and immersive healthcare market since 2020.
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
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $1,058.5 million, $847.1 million and $747.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. This represents an annual increase of 25.0% and of 13.3%, respectively. We generated income from operations of $73.6 million and $6.1 million for the years ended December 31, 2023 and 2022, respectively, and a loss from operations of $7.5 million for the year ended December 31, 2021.
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
In addition, we have experienced and expect to continue to experience meaningful variability in our quarterly revenue, gross profit and gross margin percentage as a result of a number of factors, including, but not limited to: the number of available selling days, which can be impacted by holidays; the mix of products sold; the geographic mix of where products are sold; the demand for our products and the products of our competitors; the timing of or failure to obtain regulatory approvals or clearances for products; increased competition; the timing of customer orders; inventory write-offs due to obsolescence; costs, benefits and timing of new product introductions; costs, benefits and timing of the acquisition and integration of businesses and product lines we may acquire; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. We may experience quarters in which we have significant revenue growth sequentially followed by quarters of moderate or no revenue growth. Additionally, we may experience quarters in which operating expenses, in particular research and development expenses, fluctuate depending on the stage and timing of product development. For example, during the quarter ended September 30, 2023, we incurred a $18.2 million charge related to acquired in process research and development (“IPR&D”) as a result of an asset acquisition.
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
Leases
We determine if an arrangement is a lease at inception. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2023, our lease population consisted of operating and finance real estate, equipment and vehicle leases.
Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate which requires our management’s judgement as the rate implicit in the lease is generally not readily determinable. The determination of our incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as we currently does not carry any debt. The lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our consolidated balance sheet. For more information about our leases, refer to Note “10. Leases” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
Revenue Recognition
Revenue is primarily comprised of product revenue net of returns, discounts, administration fees and sales rebates. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. With respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. Refer to Note “18. Revenues” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information and disclosures on our revenue.
Certain arrangements with customers contain multiple performance obligations. For these contracts, each promise is evaluated to determine if it is a performance obligation. We consider a number of factors when determining whether a promise is a contractual performance obligation, including whether the customer can benefit from the good or service on its own or together with other resources that are readily available to the customer or whether the goods or services are highly interdependent. Revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors including, but not limited to, the expected cost and margin of the products and services, geographies, and other market conditions. The use of alternative estimates could result in a different amount of revenue deferral.
We defer revenue for amounts that we have already invoiced our customers for and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met.
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. During the year ended December 31, 2023, we made no material changes in estimates for variable consideration.
Our terms and conditions permit product returns and exchanges. We base our estimates for sales returns on actual historical returns and they are recorded as reductions in revenue at the time of sale. Upon recognition, we reduce revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.
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
As of December 31, 2023, our net DTA balance on a consolidated basis was $84.1 million, after reduction of a valuation allowance of $24.0 million. We had approximately $21.8 million and $63.2 million of federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income as of December 31, 2023. The federal NOL has an indefinite carryforward period but is limited to offset 80% of taxable income in the year utilized. The state NOL carryforwards have various carryover periods and will begin to expire as early as 2035. As of December 31, 2023, we had federal research and development tax credits of $27.1 million which are generally carried forward for 20 years and will begin to expire in 2037. We had California state research and development tax credits of $29.4 million that may be carried forward indefinitely.
Significant domestic DTAs were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock, as well as operating expenditures including research and development. We assessed the ability to realize the benefits of our DTAs in each reporting period by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitation on NOL utilization against taxable income. We measured our current DTA balances against estimates of future income based on objectively verifiable operating results from our recent history, and concluded that sufficient future taxable income will be generated to realize the benefits of our federal DTAs prior to expiration, including our federal research and development tax credit DTAs. Furthermore, due to our substantial profitability increase in recent years, we determined that sufficient future California taxable income will be generated to realize partial benefit of our California DTAs. As a result, we released the valuation allowance against federal research and development tax credit DTAs net of ASC 740-10 reserve and recorded a partial release of our California DTAs, resulting in a $25.5 million income tax benefit recorded as of December 31, 2023. We continue to maintain a valuation allowance against our California tax credit DTAs until new evidence becomes available to justify realization of the asset.
As of December 31, 2023, we do not maintain valuation allowance against any of our foreign DTAs as we believe, at the required more-likely-than-not level of certainty, that our foreign subsidiaries will generate sufficient future taxable income to realize the benefit of their DTAs in full.
In December 2021, the Organizational for Economic Co-operation and Development (“OECD”) released guidance on the new global minimum tax regime known as Pillar Two. While various countries have adopted or in the process of passing legislation to adopt it, the United States has not yet conformed to Pillar Two as of December 31, 2023. We are currently evaluating the potential global tax implications of this new tax regime.
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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies, overall financial performance (both current and projected) and market capitalization. In the fourth quarter of 2023 and 2022, we performed qualitative assessments for goodwill impairment and determined there were no indicators of impairment. Refer to Note “8. Goodwill” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
Valuation of Assets Acquired and Liabilities Assumed in a Business Combination
For material acquisitions, of which there were none in 2023, we may engage independent appraisers to assist with the determination of the fair value of certain assets acquired and liabilities assumed using recognized business valuation methodologies and information and assumptions provided by our management.
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
The fair value of in-process research and development asset (“IPR&D”) projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project is completed, at which point the intangible asset will be accounted for as a finite-lived intangible asset. If a project is abandoned prior to completion, the carrying value of the IPR&D asset is written off. IPR&D acquired in an asset acquisition for use in research and development activities with no alternative future use are expensed in the consolidated statements of operations on the acquisition date. Accounting for acquisitions of IPR&D requires the Company to make certain judgements to determine if the transaction should be accounted for as an asset acquisition or a business combination, as well as assess if the IPR&D project has alternative future use in research and development activities.
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
Refer to Notes “5. Business Combinations,” “6. Asset Acquisition” and “7. Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

Loss Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote as well as in the determination of whether a potential exposure is reasonably estimable. We base our judgments on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revision of our estimates of potential liability could have a material impact on our financial position and operating results. For information with respect to legal proceedings, see Note “11. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
Components of Results of Operations
Revenue. We sell our interventional products directly to hospitals and other healthcare providers and through distributors for use in procedures performed by specialist physicians to treat patients in two key markets: thrombectomy and embolization and access. We sell our products through purchase orders, and we do not have long term purchase commitments from our customers. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. With respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. Revenue also includes shipping and handling costs that we charge to customers.
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

Results of Operations
The following table sets forth the components of our consolidated statements of operations in U.S. dollars and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2023		2022		2021
	(in thousands, except for percentages)
Revenue	$1,058,522	100.0%	$847,133	100.0%	$747,590	100.0%
Cost of revenue	375,879	35.5%	311,926	36.8%	272,208	36.4%
Gross profit	682,643	64.5%	535,207	63.2%	475,382	63.6%
Operating expenses:
Research and development	84,423	8.0%	79,407	9.4%	104,552	14.0%
Sales, general and administrative	506,454	47.8%	449,718	53.1%	378,331	50.6%
Acquired in-process research and development	18,215	1.7%	—	—%	—	—%
Total operating expenses	609,092	57.5%	529,125	62.5%	482,883	64.6%
Income (loss) from operations	73,551	6.9%	6,082	0.7%	(7,501)	(1.0)%
Interest and other income (expense), net	6,099	1.6%	(2,190)	(0.3)%	(3,001)	(0.4)%
Income (loss) before income taxes	79,650	7.5%	3,892	0.5%	(10,502)	(1.4)%
(Benefit from) provision for income taxes	(11,304)	(1.1)%	5,894	0.7%	(13,125)	(1.8)%
Consolidated net income (loss)	$90,954	8.6%	$(2,002)	(0.2)%	$2,623	0.4%
Net loss attributable to non-controlling interest	—	—%	—	—%	(2,661)	(0.4)%
Net income (loss) attributable to Penumbra, Inc.	$90,954	8.6%	$(2,002)	(0.2)%	$5,284	0.7%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Certain changes in presentation were made in the Company’s revenues disaggregated by product categories for the year ended December 31, 2022 to conform to the presentation for the year ended December 31, 2023. During the year ended December 31, 2023, the Company made changes to its product categories to provide investors with more meaningful information to understand the performance of its business and strategic direction.
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Thrombectomy	$677,343	$511,137	$166,206	32.5%
Embolization and Access	381,179	335,996	45,183	13.4%
Total	$1,058,522	$847,133	$211,389	25.0%
Revenue increased $211.4 million, or 25.0%, to $1,058.5 million in 2023, from $847.1 million in 2022. The increase in overall revenue was primarily due to an increase in sales of our new and existing thrombectomy and embolization and access products.
Revenue from our global thrombectomy products increased $166.2 million, or 32.5%, to $677.3 million in 2023, from $511.1 million in 2022. This increase was driven by sales of our U.S. vascular thrombectomy products, which increased by 45.2% in the year ended December 31, 2023. This increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $45.2 million, or 13.4%, to $381.2 million in the year ended December 31, 2023, from $336.0 million in the year ended December 31, 2022. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2023		2022		$	%
	(in thousands, except for percentages)
United States	$757,151	71.5%	$591,715	69.8%	$165,436	28.0%
International	301,371	28.5%	255,418	30.2%	45,953	18.0%
Total	$1,058,522	100.0%	$847,133	100.0%	$211,389	25.0%
Revenue from sales in international markets increased $46.0 million, or 18.0%, to $301.4 million in 2023, from $255.4 million in 2022. Revenue from international sales represented 28.5% and 30.2% of our total revenue in 2023 and 2022, respectively.
Gross Margin

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Cost of revenue	$375,879	$311,926	$63,953	20.5%
Gross profit	$682,643	$535,207	$147,436	27.5%
Gross margin %	64.5%	63.2%
Gross margin increased by 1.3% percentage points to 64.5% in 2023, from 63.2% in 2022. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.

Research and Development (“R&D”)

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
R&D	$84,423	$79,407	$5,016	6.3%
R&D as a percentage of revenue	8.0%	9.4%
R&D expenses increased by $5.0 million or 6.3%, to $84.4 million in 2023, from $79.4 million in 2022. The increase was primarily due to a $6.4 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, partially offset by a $2.7 million decrease in product development and testing costs.
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
Sales, General and Administrative (“SG&A”)

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
SG&A	$506,454	$449,718	$56,736	12.6%
SG&A as a percentage of revenue	47.8%	53.1%
SG&A expenses increased by $56.7 million, or 12.6%, to $506.5 million in 2023, from $449.7 million in 2022. The increase was primarily due to a $38.4 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth and a $8.1 million increase in costs related to marketing events.
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
Acquired In-Process Research and Development

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$18,215	$—	$18,215	100%
Acquired in-process research and development as a percentage of revenue	1.7%	—%
During the year ended December 31, 2023, we recorded an $18.2 million acquired in-process research and development assets (“IPR&D”) charge in connection with an asset acquisition.
(Benefit from) Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(11,304)	$5,894	$(17,198)	(291.8)%
Effective tax rate	(14.2)%	151.4%
Our benefit from income taxes was $11.3 million in 2023, which was primarily due to income taxes imposed on our worldwide profits, offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction and tax benefits from releasing the valuation allowance against federal research and development credit DTAs net of ASC 740-10 reserve and recording a partial release of our California DTAs. Our provision for income taxes was $5.9 million in 2022, which was primarily due to income taxes imposed on our worldwide profits, combined with excess tax deficiencies (shortfall) from stock-based compensation attributable to our U.S. jurisdiction as a result of stock price fluctuation. Our effective tax rate was (14.2)% in 2023, compared to 151.4% in 2022. Our change in effective tax rate was primarily attributable to small tax benefits over relatively large worldwide profits for the year ended December 31, 2023, compared to large tax expenses over relatively small worldwide profits for the year ended December 31, 2022.
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
As of December 31, 2023, we assessed all available qualitative and quantitative evidence, and concluded that sufficient future taxable income will be generated to realize the benefits of our federal DTAs prior to expiration, including our federal research and development tax credit DTAs. Furthermore, due to our substantial profitability increase in recent years, we determined that sufficient future California taxable income will be generated to realize partial benefit of our California DTAs. As a result, we released the valuation allowance against our federal research and development tax credit DTAs net of ASC 740-10 reserve and recorded a partial release of our California DTAs, resulting in a $25.5 million income tax benefit recorded as of December 31, 2023. We continue to maintain a valuation allowance against our California tax credit DTAs until new evidence becomes available to justify realization of the asset.
Quarterly Results of Operations
For our unaudited quarterly results of operations for the eight quarters ended December 31, 2023, please see Note “19. Selected Quarterly Financial Data (Unaudited)” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
However, we may have quarters for which we experience significant revenue and gross profit growth followed by quarters with limited revenue and gross profit growth due to a number of factors, including mix of products sold, limited growth in demand and the effects of hiring and integrating new sales people and their transition into existing or new sales territories. Other factors affecting our revenue and gross profit growth include acceptance of new products by specialist physicians and successfully transitioning these physicians to new products from existing products, buildup of inventory of new products and write downs or write offs of inventory of older products, introduction of new products by competitors, publication of clinical results that may influence specialist physicians and the fact that the specialist physicians who use our products may not perform procedures during certain times of the year due to their attendance at major medical conferences or for other reasons, the timing of which occurs irregularly during the year and from year to year.
Liquidity and Capital Resources
As of December 31, 2023, we had $764.3 million in working capital, which included $167.5 million in cash and cash equivalents and $121.7 million in marketable investments. As of December 31, 2023, we held approximately 14.5% of our cash and cash equivalents in foreign entities.

In addition to our existing cash and cash equivalents and marketable investment balances, our principal source of liquidity is our accounts receivable. In order to further strengthen our liquidity position and financial flexibility during the COVID-19 pandemic, on April 24, 2020 we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement was secured and provided for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and originally matured on April 23, 2021. During the three months ended March 31, 2021, 2022 and 2023, the Credit Agreement was amended to extend the maturity date and make other changes to the terms of the Credit Agreement. The Credit Agreement matured on February 16, 2024 and was not renewed.
As of December 31, 2023, the Company was in compliance with the requirements in the Credit Agreement to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of December 31, 2023, there were no borrowings outstanding under the Credit Agreement. Refer to Note “9. Indebtedness” to our consolidated financial statements in Part II, Item 8 in this Form 10-K for more information.
We believe our current sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. We expect to continue to make investments as we launch new products, expand our manufacturing operations and information technology infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders and could require us to agree to covenants that limit our operating flexibility.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$167,486	$69,858
Marketable investments	121,701	118,172
Accounts receivable, net	201,768	203,384
Accounts payable	27,155	26,679
Accrued liabilities	110,555	106,300
Working capital(1)	764,258	610,767

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents at beginning of year	$69,858	$59,379	$69,670
Net cash provided by (used in) operating activities	97,333	(55,661)	9,502
Net cash (used in) provided by investing activities	(16,076)	54,790	(21,735)
Net cash provided by financing activities	16,203	11,622	836
Cash and cash equivalents at end of year	167,486	69,858	59,379
Net Cash Provided By (Used In) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-offs and write-downs, changes in deferred tax balances, acquired in-process research and development expensed in connection with an asset acquisition, and the effect of changes in working capital and other activities).

Net cash provided by operating activities was $97.3 million in 2023 and consisted of net income of $91.0 million and net changes in operating assets and liabilities of $79.1 million offset by non-cash items of $85.5 million. The change in operating assets and liabilities includes an increase in inventories of $67.7 million to support our revenue growth, an increase in prepaid expenses and other current and non-current assets of $18.9 million, and an increase in accounts receivable of $0.3 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $6.2 million primarily as a result of the growth in our business activities, an increase in accounts payable of $1.1 million, and proceeds of $0.5 million received related to lease incentives from operating leases.
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
Net Cash (Used In) Provided By Investing Activities
Net cash (used in) provided by investing activities relates primarily to purchases of marketable investments and capital expenditures, partially offset by proceeds from maturities and sales of marketable investments.
Net cash used in investing activities was $16.1 million in 2023 and primarily consisted of capital expenditures of $15.2 million and cash paid in an asset acquisition of $1.0 million, partially offset by proceeds from maturities of marketable investments, net of purchases, of $0.6 million.
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
Net Cash Provided By Financing Activities
Net cash provided by financing activities primarily relates to proceeds from exercises of stock options and issuances of common stock under our employee stock purchase plan, partially offset by payments of employee taxes related to vested restricted stock units and payments towards the reduction of our finance lease obligations.
Net cash provided by financing activities was $16.2 million in 2023 and primarily consisted of proceeds from the issuance of stock under our employee stock purchase plan of $14.9 million and proceeds from exercises of stock options of $5.5 million. This was partially offset by $2.1 million of payments of employee taxes related to vested restricted stock units and payments related to finance lease obligations of $2.0 million.
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

Contractual Obligations and Commitments
In the normal course of business, the Company enters into contracts and commitments that obligate us to make payments in the future. Our contractual obligations consist primarily of: non-cancelable operating and finance leases and purchase commitments. Information regarding our obligations relating to lease arrangements and purchase commitments, as well as amounts recorded for uncertain tax positions, are provided in Part II, Item 8, “Financial Statements and Supplementary Data”of this Form 10-K in Note “10. Leases”, Note “11. Commitments and Contingencies”, and Note “15. Income Taxes”, respectively.
The Company is also subject to certain royalty obligations under a license agreement with amounts due thereunder fluctuating depending on sales levels. Royalty expense included in cost of sales for the years ended December 31, 2023, 2022 and 2021 was $2.6 million, $2.5 million and $2.3 million, respectively. For more information on these royalty obligations, refer to Note “11. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
Interest Rate Risk. We had cash and cash equivalents of $167.5 million as of December 31, 2023, which consisted of funds held in money market funds, general checking and savings accounts. In addition, we had marketable investments of $121.7 million, which consisted primarily of commercial paper, corporate bonds, certificates of deposit, U.S. treasury securities, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
Foreign Exchange Risk Management. We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. We bill most sales outside of the United States in local currencies, primarily in euros, with some sales being denominated in other currencies. We expect that the percentage of our sales denominated in foreign currencies may increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We do not believe our net income would be materially impacted by an immediate 10% adverse change in foreign exchange rates. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
While our gross margin for the year ended December 31, 2023 was primarily impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PENUMBRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penumbra, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Income Taxes – Realizability of Federal Research & Development Deferred Tax Assets — Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
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

We identified management’s determination that sufficient future taxable income will be generated to realize the benefits of the Company’s federal DTAs prior to expiration, resulting in a release of the valuation allowance against the federal research and development tax credit DTAs as a critical audit matter because of the significant judgments and estimates made by management in their evaluation, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitations on net operating loss utilization against taxable income. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing audit procedures and evaluating audit evidence relating to management’s conclusion to release the valuation allowance against the federal research and development tax credit DTAs as of December 31, 2023.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to estimated future taxable income and the determination of whether it is more likely than not that the federal research and development deferred tax assets will be realized included the following, among others:
•We tested the effectiveness of controls over federal research and development deferred tax assets, including management’s controls over the estimates of federal taxable income and the determination of whether it is more likely than not that the federal research and development deferred tax assets will be realized.
•We evaluated the reasonableness of the methods and assumptions used by management to determine whether a valuation allowance is necessary.
•With the assistance of our income tax specialists, we considered the following sources of information used in management’s evaluation of whether deferred taxes are more likely than not to be realized:
◦Estimates of future federal taxable income.
◦The length of net operating loss carryforward periods.
◦The tax ordering rules of DTAs.
◦Tax credit carryforward and consideration of when those will expire.
•We evaluated whether the sources of management’s estimated federal taxable income was of the appropriate character and sufficient to utilize the federal research and development deferred tax assets under the relevant tax law.

/s/ Deloitte & Touche LLP
San Francisco, California
February 22, 2024

We have served as the Company's auditor since 2008.

Penumbra, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$167,486	$69,858
Marketable investments	121,701	118,172
Accounts receivable, net of allowance for credit losses of $3,169 and $862 at December 31, 2023 and 2022, respectively	201,768	203,384
Inventories	388,023	334,006
Prepaid expenses and other current assets	36,424	30,279
Total current assets	915,402	755,699
Property and equipment, net	72,691	65,015
Operating lease right-of-use assets	188,756	192,636
Finance lease right-of-use assets	31,092	33,323
Intangible assets, net	71,056	81,161
Goodwill	166,270	166,046
Deferred taxes	85,158	64,213
Other non-current assets	25,880	12,793
Total assets	$1,556,305	$1,370,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,155	$26,679
Accrued liabilities	110,555	106,300
Current operating lease liabilities	11,203	10,033
Current finance lease liabilities	2,231	1,920
Total current liabilities	151,144	144,932
Non-current operating lease liabilities	197,229	198,955
Non-current finance lease liabilities	23,680	24,865
Other non-current liabilities	5,308	3,276
Total liabilities	377,361	372,028
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share - 5,000,000 shares authorized, none issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share - 300,000,000 shares authorized, 38,681,549 issued and outstanding at December 31, 2023; 300,000,000 shares authorized, 38,107,977 issued and outstanding at December 31, 2022	39	38
Additional paid-in capital	1,047,198	963,040
Accumulated other comprehensive loss	(3,151)	(8,124)
Retained earnings	134,858	43,904
Total stockholders’ equity	1,178,944	998,858
Total liabilities and stockholders’ equity	$1,556,305	$1,370,886
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,058,522	$847,133	$747,590
Cost of revenue	375,879	311,926	272,208
Gross profit	682,643	535,207	475,382
Operating expenses:
Research and development	84,423	79,407	104,552
Sales, general and administrative	506,454	449,718	378,331
Acquired in-process research and development	18,215	—	—
Total operating expenses	609,092	529,125	482,883
Income (loss) from operations	73,551	6,082	(7,501)
Interest and other income (expense), net	6,099	(2,190)	(3,001)
Income (loss) before income taxes	79,650	3,892	(10,502)
(Benefit from) provision for income taxes	(11,304)	5,894	(13,125)
Consolidated net income (loss)	$90,954	$(2,002)	$2,623
Net loss attributable to non-controlling interest	—	—	(2,661)
Net income (loss) attributable to Penumbra, Inc.	$90,954	$(2,002)	$5,284

Net income (loss) attributable to Penumbra, Inc. per share:
Basic	$2.37	$(0.05)	$0.14
Diluted	$2.32	$(0.05)	$0.14
Weighted average shares outstanding:
Basic	38,401,171	37,841,874	36,764,290
Diluted	39,216,564	37,841,874	37,881,180
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Consolidated net income (loss)	$90,954	$(2,002)	$2,623
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	2,031	(2,589)	(3,929)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	2,942	(2,905)	(1,242)
Total other comprehensive income (loss), net of tax	$4,973	$(5,494)	$(5,171)
Consolidated comprehensive income (loss)	$95,927	$(7,496)	$(2,548)
Net loss attributable to non-controlling interest	$—	$—	$(2,661)
Comprehensive income (loss) attributable to Penumbra, Inc.	$95,927	$(7,496)	$113
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Penumbra, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2020	36,414,732	$36	$598,299	$2,541	$40,622	$641,498	$(3,710)	$637,788
Issuance of common stock	498,185	—	4,507	—	—	4,507	157	4,664
Issuance of common stock under employee stock purchase plan	64,852	—	13,705	—	—	13,705	—	13,705
Issuance of common stock in connection with Sixense acquisition(1)	661,877	1	174,133	—	—	174,134	—	174,134
Replacement share-based awards issued in connection with Sixense acquisition(1)	—	—	80,693	—	—	80,693	—	80,693
Acquisition of subsidiary stock from noncontrolling interests(1)	—	—	(10,375)	—	—	(10,375)	6,214	(4,161)
Shares held for tax withholdings	(61,163)	—	(15,832)	—	—	(15,832)	—	(15,832)
Stock-based compensation	—	—	65,484	—	—	65,484	—	65,484
Other comprehensive loss	—	—	—	(5,171)	—	(5,171)	—	(5,171)
Net income (loss)	—	—	—	—	5,284	5,284	(2,661)	2,623
Balance at December 31, 2021	37,578,483	$37	$910,614	$(2,630)	$45,906	$953,927	$—	$953,927
Issuance of common stock	460,177	1	7,786	—	—	7,787	—	7,787
Issuance of common stock under employee stock purchase plan	113,893	—	13,766	—	—	13,766	—	13,766
Shares held for tax withholdings	(44,576)	—	(8,042)	—	—	(8,042)	—	(8,042)
Stock-based compensation	—	—	38,916	—	—	38,916	—	38,916
Other comprehensive loss	—	—	—	(5,494)	—	(5,494)	—	(5,494)
Net loss	—	—	—	—	(2,002)	(2,002)	—	(2,002)
Balance at December 31, 2022	38,107,977	$38	$963,040	$(8,124)	$43,904	$998,858	$—	$998,858
Issuance of common stock	426,333	1	5,517	—	—	5,518	—	5,518
Issuance of common stock under employee stock purchase plan	83,799		14,896	—	—	14,896	—	14,896
Issuance of common stock in connection with asset acquisition(2)	71,211	—	17,227	—	—	17,227	—	17,227
Shares held for tax withholdings	(7,771)	—	(2,074)	—	—	(2,074)	—	(2,074)
Stock-based compensation	—	—	48,592	—	—	48,592	—	48,592
Other comprehensive income	—	—	—	4,973	—	4,973	—	4,973
Net income	—	—	—	—	90,954	90,954	—	90,954
Balance at December 31, 2023	38,681,549	$39	$1,047,198	$(3,151)	$134,858	$1,178,944	$—	$1,178,944

(1) Refer to Note "5. Business Combinations” and Note “12. Stockholders’ Equity” for more information on the impact of the acquisition of Sixense Enterprises Inc. during the year ended December 31, 2021.

(2) Refer to Note “6. Asset Acquisition” for more information on the impact of the asset acquisition during the year ended December 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,954	$(2,002)	$2,623
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,257	24,321	16,408
Stock-based compensation	50,516	37,378	65,763
Inventory write-offs and write-downs	6,198	3,445	2,818
Deferred taxes	(19,061)	1,458	(14,091)
Acquired in-process research and development	18,215	—	—
Other	2,338	1,274	2,692
Changes in operating assets and liabilities:
Accounts receivable	(266)	(69,857)	(21,344)
Inventories	(67,710)	(74,631)	(51,554)
Prepaid expenses and other current and non-current assets	(18,909)	(1,237)	(13,032)
Accounts payable	1,097	13,385	(1,565)
Accrued expenses and other non-current liabilities	6,221	10,542	17,076
Proceeds from lease incentives	483	263	3,708
Net cash provided by (used in) operating activities	97,333	(55,661)	9,502
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition, net of cash acquired	(988)	—	—
Cash acquired in a business combination	—	—	2,919
Purchases of marketable investments	(81,940)	—	(126,794)
Proceeds from sales of marketable investments	—	1,180	2,000
Proceeds from maturities of marketable investments	82,565	72,908	121,720
Purchases of property and equipment	(15,213)	(19,298)	(21,180)
Other	(500)	—	(400)
Net cash (used in) provided by investing activities	(16,076)	54,790	(21,735)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	5,517	7,786	4,664
Proceeds from issuance of stock under employee stock purchase plan	14,896	13,766	13,705
Payment of employee taxes related to vested common and restricted stock	(2,074)	(8,042)	(15,832)
Payments of finance lease obligations	(1,981)	(1,751)	(1,451)
Other	(155)	(137)	(250)
Net cash provided by financing activities	16,203	11,622	836
Effect of foreign exchange rate changes on cash and cash equivalents	168	(272)	1,106
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,628	10,479	(10,291)
CASH AND CASH EQUIVALENTS—Beginning of period	69,858	59,379	69,670
CASH AND CASH EQUIVALENTS—End of period	$167,486	$69,858	$59,379
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,557	$2,919	$1,496
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$9,339	$72,279	$101,510
Right-of-use assets obtained in exchange for finance lease obligations	1,118	305	1,346
Fair value of common stock issued as consideration in connection with an acquisition (Note 6 and Note 5, respectively)	17,227	—	174,133
Fair value of replacement options issued as consideration in connection with an acquisition (Note 5)	—	—	80,693
Purchase of property and equipment funded through accounts payable and accrued liabilities	1,182	2,293	2,330
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, allowances for credit losses, standalone selling prices used to allocate revenue to performance obligations which are not directly observable, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of intangible assets and property and equipment, operating and finance lease right-of-use (“ROU”) assets and liabilities, income taxes, contingent consideration, potential liabilities related to pending claims and litigation, and other contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
Segments
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical products, and operates as one operating segment. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. The Company’s entity-wide disclosures are included in Note “18. Revenues.”
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in United States Dollars (“USD”). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues are translated using the exchange rate as of the date of transaction and expenses are translated using the average exchange rates in effect for the year involved. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Transactions denominated in currencies other than the respective functional currencies are translated at exchange rates as of the date of transaction with foreign currency gains and losses recorded in other expense, net in the consolidated statements of operations. The Company realized net foreign currency transaction gains of $1.8 million for the year ended December 31, 2023 and net foreign currency transaction losses of $3.2 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments (as described in greater detail in this footnote under the header “Cash, Cash Equivalents and Marketable Investments” below) and accounts receivable. The majority of the Company’s cash is held by one financial institution in the U.S. in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2023 and held cash in foreign entities of approximately $24.3 million and $14.8 million at December 31, 2023 and 2022, respectively, which was not federally insured.
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
During the years ended December 31, 2023, 2022, and 2021, no customer accounted for greater than 10% of the Company’s revenue. During the years ended December 31, 2023 and 2022, one customer accounted for greater than 10% of the Company’s receivable balance.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Available-for-Sale Securities
The Company is exposed to credit losses through its investments in available-for-sale securities when the fair value of its investments is less than their amortized cost basis. The Company reviews each available-for-sale security in an unrealized position held in its portfolio to determine whether the decline in fair value below its amortized cost basis is the result of credit losses or other factors. An allowance for credit losses is to be recorded as a charge to net income in an amount equal to the difference between the impaired security’s amortized cost basis and the amount expected to be collected over the lifetime of security, limited by the amount that the fair value is less than its amortized cost basis. Any remaining difference between its amortized cost basis and fair value is deemed not to be due to expected credit losses and is recorded as a component of accumulated other comprehensive income (loss). The Company’s review of its securities in an unrealized loss position considers several factors to determine if an expected credit loss is present including the discounted present value of expected cash flows of the security, the capacity to hold a security or sell a security before recovery of the decline in amortized cost, the credit rating of the security and forecasted and historical factors that affect the value of the security.
During the years ended December 31, 2023, 2022 and 2021, the Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income (loss).
Accounts Receivable
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
Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or net realizable value. Write-downs are provided for raw materials, components or finished goods that are determined to be excessive or obsolete. The Company regularly reviews inventory quantities in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. As a result of these evaluations, the Company recognized total write-offs and write-downs of $6.2 million, $3.4 million, and $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There was no impairment of long-lived assets during the years ended December 31, 2023, 2022 or 2021.
Contingent Consideration
Certain agreements the Company enters into involve the potential payment of future consideration that is contingent upon certain performance and revenue milestones being achieved. Contingent consideration obligations incurred in connection with a

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Loss Contingencies
The Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. The Company reviews the status of each significant matter quarterly and assesses its potential financial exposure. If the potential loss from a claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company records a liability and an expense for the estimated loss and discloses it in the Company’s financial statements if it is significant. If the Company determines that a loss is possible and the range of the loss can be reasonably determined, the Company does not record a liability or an expense but the Company discloses the range of the possible loss. The Company bases its judgments on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Any revision of the Company’s estimates of potential liability could have a material impact on its financial position and operating results.
Intangible Assets
Intangible assets primarily consist of developed technology, purchased rights to licensed technology, customer relationships, and trade secrets and processes.
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
The fair value of in-process research and development asset (“IPR&D”) projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project is completed, at which point the intangible asset will be accounted for as a finite-lived intangible asset. If a project is abandoned prior to completion, the carrying value of the IPR&D asset is written off. IPR&D acquired in an asset acquisition for use in research and development activities with no alternative future use are expensed in the consolidated statements of operations on the acquisition date.
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
Refer to Notes “5. Business Combinations,” “6. Asset Acquisition” and “7. Intangible Assets” for more information.
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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies, overall financial performance (both current and projected) and market capitalization. In the fourth quarter of 2023 and 2022, the Company performed qualitative assessments for goodwill impairment and determined there were no indicators of impairment. Refer to Note “5. Business Combinations” and Note “8. Goodwill” for more information.
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
Certain arrangements with customers contain multiple performance obligations. For these contracts, each promise is evaluated to determine if it is a performance obligation. The Company considers a number of factors when determining whether a promise is a contractual performance obligation, including whether the customer can benefit from the good or service on its own or together with other resources that are readily available to the customer or whether the goods or services are highly interdependent. Revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering entity-specific factors including, but not limited to, the expected cost and margin of the products and services, geographies, and other market conditions. The use of alternative estimates could result in a different amount of revenue deferral.
Deferred revenue represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As of December 31, 2023 and December 31, 2022, respectively. Refer to Note “18. Revenues” for more information about the Company's revenue.
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
The Company’s terms and conditions permit product returns and exchanges. The Company bases its estimates for sales returns on actual historical returns and they are recorded as reductions in revenue at the time of sale. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future product returns.
For more information and disclosures on the Company’s revenue, refer to Note “18. Revenues.”
Shipping Costs
Shipping and handling costs charged to customers are recorded as revenue. Shipping and handling costs are included in cost of revenue.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
As of December 31, 2023 and 2022, approximately $4.6 million and $4.6 million, associated with these arrangements are included in prepaids and other current assets in our consolidated balance sheets, respectively, while approximately $0.9 million and $5.1 million are included in other non-current assets in our consolidated balance sheets, respectively.
Advertising Costs
Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising costs were $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock-Based Compensation
Stock-based compensation expense is associated with restricted stock units (“RSUs”), RSUs with performance conditions (“PSUs”), stock options, and the Company’s Employee Stock Purchase Plan.
The Company recognizes the cost of stock-based compensation in the financial statements based upon fair value. The fair value of restricted stock unit (“RSU”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The fair value of each purchase under the Company’s employee stock purchase plan (“ESPP”) is estimated at the beginning of the offering period using the Black-Scholes option pricing model. The fair value of stock options is determined as of the grant date using the Black-Scholes option pricing model. The Company’s determination of the fair value of equity-settled awards is impacted by the price of the Company’s common stock as well as changes in assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected term that awards will remain outstanding, expected common stock price volatility over the term of the awards, risk-free interest rates and expected dividends.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The fair value of an award is recognized over the requisite service period (usually the vesting period) on a straight-line basis for non-performance based awards. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. To the extent actual forfeiture results differ from the estimates, the difference is recorded as a cumulative adjustment in the period forfeiture estimates are revised. No compensation cost is recorded for awards that do not vest.
The Company grants certain PSUs to senior management for which vesting is contingent on the achievement of financial performance targets and continued service. The number of shares awarded is based on the actual performance during the performance period compared to the performance targets and the closing price of the Company’s common stock on the date of grant. Additionally, from time to time the Company grants PSUs to sales employees for which vesting is contingent on the achievement of sales performance targets and continued service. Certain PSUs granted to sales employees have a fixed monetary amount, that will be settled in a variable number of shares and are accounted for as liability-classified awards prior to the number of shares being determined and issued. Once the number of shares are determined and the awards are issued, the awards become equity-classified and the corresponding liability is reclassified from accrued liabilities to additional paid-in capital on the consolidated balance sheets.
When the performance targets are probable of being achieved, stock-based compensation costs associated with PSUs are recognized on a graded vesting basis over its requisite service period. Graded vesting results in more accelerated expense recognition compared to traditional time-based vesting over the same vesting period. Each reporting period, the Company monitors the probability of achieving the performance targets and may adjust periodic stock-based compensation expense based on its determination of the likelihood of achieving these performance targets and the estimated number of shares or value of common stock that will vest.
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
Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of the award and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For stock options, the Company uses its historical data to calculate the expected term and volatility used in the valuation of options. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.
Income Taxes
The Company accounts for income taxes using the asset and liability method, whereby deferred tax asset (“DTA”) and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance to reduce the net DTAs to their estimated realizable value. The Company evaluates the likelihood of future realization of its deferred tax assets based on all available evidence and establishes a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized or releases a valuation allowance to increase deferred tax assets when it is more likely than not that they will be realized.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains or losses on available-for-sale investments and the effects of foreign currency translation adjustments. The Company presents comprehensive income (loss) and its components in the consolidated statements of comprehensive income (loss).
Net Income (Loss) Per Share of Common Stock
The Company’s basic net income (loss) attributable to Penumbra, Inc. per share is calculated by dividing the net income (loss) attributable to Penumbra, Inc. per share by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share attributable to Penumbra, Inc. is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, potentially dilutive securities consist primarily of stock options, share purchase rights under the ESPP, unvested RSUs, and unvested PSUs once the performance conditions have been achieved.
Leases
The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2023, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate which requires management’s judgement as the rate implicit in the lease is generally not readily determinable. The determination of the Company’s incremental borrowing rate requires management judgment, including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a non-cancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheet. For more information about the Company’s leases, refer to Note “10. Leases.”
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes— Improvements to Income Tax Disclosures. The standard enhances annual income tax disclosures, by requiring additional disaggregated information about an entity’s effective tax rate reconciliation and income taxes paid. The ASU adds guidance that requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold (5%). In addition to new

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed the quantitative threshold. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued or made available for issuance. The Company is assessing the impact the new guidance will have on its consolidated financial statements and does not elect to early adopt as of December 31, 2023.
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company is assessing the impact the new guidance will have on its consolidated financial statements and does not elect to early adopt as of December 31, 2023.
3. Investments and Fair Value of Financial Instruments
Marketable Investments
The Company’s marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable investments as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$39,727	$32	$(3)	$—	$39,756
Certificate of Deposit	6,392	9	—	—	6,401
U.S. treasury	10,226	—	(160)	—	10,066
U.S. states and municipalities	2,950	—	(35)	—	2,915
Corporate bonds	62,964	29	(430)	—	62,563
Total	$122,259	$70	$(628)	$—	$121,701

	December 31, 2022
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
U.S. treasury	$14,482	$—	$(478)	$—	$14,004
U.S. agency securities and government sponsored securities	6,999	—	(176)	—	6,823
U.S. states and municipalities	23,460	—	(501)	—	22,959
Corporate bonds	76,731	—	(2,345)	—	74,386
Total	$121,672	$—	$(3,500)	$—	$118,172
As of December 31, 2023, the total amortized cost basis of the Company’s available-for-sale debt securities in an unrealized loss position exceeded its fair value by $0.6 million. The Company reviewed its available-for-sale securities in an

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. During the year ended December 31, 2023, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income (loss).
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$16,241	$(3)	$—	$—	$16,241	$(3)
U.S. treasury	5,677	(54)	4,389	(106)	10,066	(160)
U.S. states and municipalities	—	—	2,915	(35)	2,915	(35)
Corporate bonds	15,945	(2)	30,912	(428)	46,857	(430)
Total	$37,863	$(59)	$38,216	$(569)	$76,079	$(628)

	December 31, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury	$—	$—	$14,004	$(478)	$14,004	$(478)
U.S. agency securities and government sponsored securities	—	—	6,823	(176)	6,823	(176)
U.S. states and municipalities	4,567	(68)	13,772	(433)	18,339	(501)
Corporate bonds	15,327	(101)	59,059	(2,244)	74,386	(2,345)
Total	$19,894	$(169)	$93,658	$(3,331)	$113,552	$(3,500)
The contractual maturities of the Company’s marketable investments as of December 31, 2023 were as follows (in thousands):

	December 31, 2023
Marketable Investments	Amortized Cost	Fair Value
Due in one year	$116,528	$116,024
Due in one to five years	5,731	5,677
Total	$122,259	$121,701
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company did not hold any Level 3 marketable investments as of December 31, 2023 or December 31, 2022. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$86,991	$—	$—	$86,991
Marketable investments:
Commercial paper	—	39,756	—	39,756
Certificate of deposit	—	6,401	—	6,401
U.S. treasury	10,066	—	—	10,066
U.S. states and municipalities	—	2,915	—	2,915
Corporate bonds	—	62,563	—	62,563
Total	$97,057	$111,635	$—	$208,692

	As of December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$21,521	$—	$—	$21,521
Marketable investments:
U.S. treasury	14,004	—	—	14,004
U.S. agency and government sponsored securities	—	6,823	—	6,823
U.S. states and municipalities	—	22,959	—	22,959
Corporate bonds	—	74,386	—	74,386
Total	$35,525	$104,168	$—	$139,693

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for credit losses related to accounts receivable balances was comprised of the following (in thousands):

	Balance At Beginning Of Year	Write-offs	Provision for (Benefit from) Expected Credit Losses	Recoveries	Balance At End Of Year
For the year ended:
December 31, 2021	$2,198	$—	$—	$(106)	$2,092
December 31, 2022	2,092	—	(1,230)	—	862
December 31, 2023	$862	$—	$2,307	$—	$3,169

Inventories
The components of inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$119,511	$90,786
Work in process	34,489	26,793
Finished goods	234,023	216,427
Inventories	$388,023	$334,006
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$43,152	$37,160
Furniture and fixtures	18,049	16,042
Leasehold improvements	29,241	25,611
Software	19,939	16,863
Computers	18,427	9,841
Construction in progress	3,535	7,523
Total property and equipment	132,343	113,040
Less: Accumulated depreciation and amortization	(59,652)	(48,025)
Property and equipment, net	$72,691	$65,015
Depreciation and amortization expense, excluding intangible assets and software, was $11.4 million, $9.8 million and $9.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Software amortization expense was $2.3 million, $1.7 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had accumulated software amortization of $7.9 million and $6.3 million for the years ended December 31, 2023 and 2022, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Accrued Liabilities
The following table shows the components of accrued liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Payroll and employee-related expenses	$65,395	$60,480
Accrued expenses	11,711	10,902
Deferred revenue	6,985	9,158
Other accrued liabilities	26,464	25,760
Total accrued liabilities	$110,555	$106,300
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Balance at the beginning of the year	$5,370	$4,310	$2,896
Accruals of warranties issued	1,865	2,451	2,973
Settlements of warranty claims	(1,480)	(1,391)	(1,559)
Balance at the end of the year	$5,755	$5,370	$4,310
5. Business Combinations
Acquisition of Sixense Enterprises Inc.
Transaction Overview
On October 1, 2021 (the “Sixense Acquisition Closing Date”), the Company closed the acquisition of Sixense Enterprises Inc. (“Sixense”) pursuant to the Agreement and Plan of Merger, dated September 17, 2021 (the “Merger Agreement”), among the Company, Sixense, Seychelles Merger Corporation, a wholly owned subsidiary of the Company, and a stockholders’ agent (the “Merger”). Sixense, a privately held company, specializes in enterprise use of virtual reality hardware and software and has been an integral partner on the development of the Company’s REAL Immersive System portfolio. The Merger allows the Company to streamline its efforts and collaborate more closely on its Immersive healthcare offerings.
The Company and Sixense formed a joint venture, MVI Health Inc. (“MVI”), in 2017 for the purpose of exploring healthcare applications of virtual reality technology. At the time of MVI’s formation, the Company contributed cash and in-kind services to MVI and Sixense contributed an exclusive license to use its technology for healthcare applications, each for a 50% equity interest in MVI. In 2018, the Company acquired 40% of the outstanding shares of MVI from Sixense and consolidated the financial results of MVI into the accompanying consolidated financial statements, with the amounts attributable to the non-controlling interest classified separately. As of the Sixense Acquisition Closing Date, the Company and Sixense owned a 90% and 10% equity interest in MVI, respectively.
As a result of the Merger, Sixense became a wholly owned subsidiary of the Company and the Company acquired, among other things, the remaining 10% equity interest in MVI held by Sixense.
The Company accounted for the acquired assets and liabilities assumed from Sixense in accordance with ASC 805, Business Combinations (“ASC 805”) and for its changes in ownership interest in MVI as an equity transaction in accordance with ASC 810, Consolidation (“ASC 810”). The carrying amount of the noncontrolling interest was adjusted to zero, and the difference between the acquisition date fair value of the equity interest acquired of $4.2 million and its carrying amount of ($6.2) million was recognized within additional paid in capital.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Fair Value of Consideration Transferred
The following table summarizes the Sixense Acquisition Closing Date fair value of the consideration transferred (in thousands):

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
(2) Per ASC 805, the replacement of stock options or other share-based payment awards in conjunction with a business combination represents a modification of share-based payment awards that must be accounted for in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). As a result of the Company’s obligation to issue replacement awards, a portion of the fair-value-based measure of replacement awards is included in measuring the purchase consideration transferred in the business combination. To determine the portion of the replacement awards that is part of the purchase consideration, the Company measured the fair value of both the replacement awards and the historical awards as of the Sixense Acquisition Closing Date, in accordance with ASC 718. The fair value of the replacement awards, whether vested or unvested, was included in the purchase consideration to the extent that pre-acquisition services had been rendered. The fair value of replacement stock options assumed for which pre-acquisition services were rendered of $80.7 million was allocated to the purchase consideration and $25.8 million was recognized immediately in the post-combination financial statements as pre-acquisition services were not rendered but the vesting of all stock options was accelerated in connection with the Merger. Refer to Note “12. Stockholders’ Equity” for more information.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The acquired in-process research and development (“IPR&D”) intangible asset is accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. If the research and development effort associated with the IPR&D is successfully completed and commercial feasibility is reached, then the IPR&D intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. During the three months ended September 30, 2022, the Company reclassified the $20.8 million IPR&D asset from the Sixense acquisition to a finite-lived developed technology intangible asset upon the completion of the IPR&D project and began amortizing the intangible asset over its useful life of 8.8 years. Refer to Note “7. Intangible Assets” for more information.
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
The following table presents certain unaudited pro forma information, for illustrative purposes only, for the year ended December 31, 2021, as if Sixense had been acquired on January 1, 2021 (“Pro Forma Closing Date”). The unaudited estimated pro forma information combines the historical results of Sixense with the Company’s consolidated historical results and includes the following pro forma adjustments for the respective periods, net of tax effects: (i) the elimination of pre-acquisition transactions between Sixense and the Company; (ii) the reclassification of MVI’s losses historically presented in “Net loss attributable to non-controlling interest” to “Net loss attributable to Penumbra, Inc.,” (iii) adjustments to reflect the immediately recognized stock-based compensation expense related to the fair value of fully vested replacement stock options outstanding but for which services had not been rendered as of the Pro Forma Closing Date; and (iv) intangible asset amortization. Additionally, transaction costs incurred are assumed to have occurred on the Pro Forma Closing Date.
The pro forma information may not be indicative of what would have occurred had the acquisition taken place on January 1, 2021, and may not be indicative of the Company’s future consolidated results. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect the impact of synergies or business integration costs. The unaudited pro forma information is presented below (unaudited, in thousands):

Year Ended December 31, 2021
(unaudited, in thousands)
Pro forma revenues	$747,840
Proforma net income (loss) attributable to Penumbra, Inc.	$17,552
Proforma net loss attributable to non-controlling interest	$—

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Asset Acquisition
On September 29, 2023 (the “Asset Acquisition Closing Date”), the Company acquired IPR&D in an asset acquisition. IPR&D acquired in an asset acquisition is recorded using the cost accumulation model and is immediately expensed if there is no alternative future use at the time of acquisition. On the Asset Acquisition Closing Date, the Company recorded an $18.2 million charge to acquired IPR&D expense in the consolidated statements of operations as the IPR&D had no alternative future use.
The total consideration transferred was allocated to the non-monetary assets acquired and liabilities assumed using the cost accumulation model based on their relative fair value. The following table summarizes the Asset Acquisition Closing Date fair value of the consideration transferred (in thousands):

Fair value of common stock consideration(1)	$17,227
Payment of certain acquiree transaction costs and other liabilities on behalf of acquiree(2)	1,001
Total purchase price	$18,228

(1) The fair value of the 71,211 shares of common stock issued as part of consideration transferred was determined based on the Asset Acquisition Closing Date market price of the Company’s common stock of $241.91.

(2) Transaction costs and other pre-existing liabilities paid on behalf of the acquiree as part of the consideration transferred for the IPR&D are presented in the investing activities section of the consolidated statements of cash flows.
7. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of December 31, 2023 and 2022 (in thousands, except weighted-average amortization period):

As of December 31, 2023	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(19,640)	$63,649
Customer relationships	15.0 years	6,579	(2,851)	3,728
Trade secrets and processes	20.0 years	5,256	(1,577)	3,679
Total intangible assets	9.6 years	$95,124	$(24,068)	$71,056

As of December 31, 2022	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(10,113)	$73,176
Customer relationships	15.0 years	6,383	(2,340)	4,043
Trade secrets and processes	20.0 years	5,256	(1,314)	3,942
Other	5.0 years	1,646	(1,646)	—
Total intangible assets	9.6 years	$96,574	$(15,413)	$81,161
The gross carrying amount and accumulated amortization of the customer relationships and other intangible assets are subject to foreign currency translation effects. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement in 2018.
The Company reviews indefinite-lived intangible assets for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the three months ended September 30, 2022, the Company reclassified a $20.8 million IPR&D asset from the Sixense acquisition to a finite-lived developed technology intangible asset upon the completion of the IPR&D project and began amortizing the intangible asset over its useful life of 8.8 years. Prior to reclassifying the IPR&D asset to a finite-lived intangible asset during the three months ended September 30, 2022, the Company performed an impairment analysis and determined that the IPR&D asset was not impaired.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$263	$263	$263
Sales, general and administrative	9,949	8,917	2,618
Total	$10,212	$9,180	$2,881
As of December 31, 2023, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2024	$10,220
2025	10,220
2026	10,220
2027	10,220
2028	10,220
Thereafter	19,956
Total amortization	$71,056
8. Goodwill
The following table presents the changes in goodwill during the year ended December 31, 2023 (in thousands):

Total Company
Balance as of December 31, 2022	$166,046
Foreign currency translation adjustments	224
Balance as of December 31, 2023	$166,270
Goodwill Impairment Review
The Company reviews goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the fourth quarter of 2023 and 2022, the Company reviewed goodwill for impairment and no impairment was identified.
9. Indebtedness
Credit Agreement
On April 24, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and lender, and Bank of America, N.A. and Citibank, N.A. as lenders. The Credit Agreement was secured and provided for up to $100 million in available revolving borrowing capacity with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $150 million, and originally matured on April 23, 2021. During the three months ended March 31, 2021, 2022 and 2023, the Credit Agreement was amended to extend the maturity date and make other changes to the terms of the Credit Agreement. The Credit agreement matured on February 16, 2024 and was not renewed.
The Credit Agreement required the Company to maintain a minimum fixed charge coverage ratio and to not exceed a maximum leverage ratio. As of December 31, 2023, the Company was in compliance with these requirements. As of December 31, 2023, there were no borrowings outstanding under the Credit Agreement.
10. Leases
As of December 31, 2023, 2022 and 2021, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company leases real estate for office and warehouse space under non-cancelable operating and finance leases that expire at various dates through 2036, subject to the Company’s option to renew certain leases for an additional five to fifteen years. The Company also leases other equipment and vehicles primarily under non-cancelable operating and finance leases that expire at various dates through 2028.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the years ended December 31, 2023, 2022 and 2021 (in thousands, except years and percentages):

	Year Ended December 31,
	2023	2022	2021
Lease Cost
Operating lease cost	$22,955	$20,305	$11,646
Finance lease cost:
Amortization of right-of-use assets	3,350	3,253	3,082
Interest on lease liabilities	1,375	1,439	1,495
Variable lease cost(1)	10,835	10,012	6,699
Total lease costs	$38,515	$35,009	$22,922

Weighted Average Remaining Lease Term
Operating leases	12.5 years	13.4 years	13.1 years
Finance leases	10.3 years	11.4 years	12.2 years
Weighted Average Discount Rate
Operating leases	5.07%	4.94%	4.92%
Finance leases	5.37%	5.30%	5.30%

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
During the third quarter of 2021, we signed a lease for approximately thirteen years for additional space located at 620 Roseville Parkway, Roseville, California. Per the terms of the lease, improvements will be constructed and permanently affixed to the property in two phases. Phase 1 of the 620 Roseville Parkway Lease commenced once the Phase 1 premises were made ready and available for their intended use, which occurred during the first quarter of 2022. As of December 31, 2023, the lease for the Phase 2 premises has not commenced as the improvements to the premises have not been completed nor has it been made ready and available for its intended use. Per the terms of the lease, the Company anticipates that the lease will commence for the Phase 2 premises no later than the second quarter of 2025. The Company determined that the 620 Roseville Parkway Lease is a non-cancelable operating lease which will expire in 2035.
During the year ending December 31, 2022, additional office space was made available for the Company’s use at its headquarters and certain existing property leases were modified. During the year ending December 31, 2023, additional office

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

space was made available for the Company’s use at its headquarters. This resulted in an increase of operating right-of-use (“ROU”) assets in exchange for operating leases liabilities in both years.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of December 31, 2023 (in thousands):

	Operating Lease Payments(1)	Finance Lease Payments
Year Ending December 31:
2024	$21,290	$3,559
2025	21,148	3,484
2026	21,080	3,098
2027	20,818	2,989
2028	20,886	2,935
Thereafter	181,071	18,044
Total undiscounted lease payments	286,293	34,109
Less imputed interest	(77,861)	(8,198)
Present value of lease liabilities	$208,432	$25,911

(1) The table above excludes the estimated future minimum lease payments of Phase 2 of the 620 Roseville Parkway Lease due to uncertainty around when Phase 2 lease will commence and payments will be due. The total estimated lease payments of the Phase 2 lease is approximately $10.3 million.
Supplemental cash flow information related to leases during the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,662	$17,554	$9,690
Financing cash flows from finance leases	$1,981	$1,751	$1,451

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,339	$72,279	$101,510
Finance leases	$1,118	$305	$1,346
11. Commitments and Contingencies
Purchase Commitments
As of December 31, 2023, the Company had non-cancelable purchase obligations of $25.1 million, which primarily consisted of contracts with suppliers to purchase raw materials to be used to manufacture products, of which $12.2 million were due within one year.
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
Royalty expense included in cost of sales for the years ended December 31, 2023, 2022 and 2021 was $2.6 million, $2.5 million and $2.3 million, respectively.

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
Litigation
From time to time, the Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The Company reviews the status of each significant matter quarterly and assesses its potential financial exposure. If the potential loss from a claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company records a liability and an expense for the estimated loss and discloses it in the Company’s financial statements if it is significant. If the Company determines that a loss is possible and the range of the loss can be reasonably determined, the Company does not record a liability or an expense but the Company discloses the range of the possible loss. The Company bases its judgments on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates.
On April 7, 2023, a former contractor who had been retained by the Company through a third party staffing agency filed a putative class action lawsuit as well as a Private Attorney General Act (“PAGA”) representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the contractor and similarly situated Company contractors and employees in California, alleging various claims pursuant to the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Additionally, on April 10, 2023, a current employee of the Company filed a PAGA representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the employee and similarly situated Company employees in California, alleging similar claims. The complaints seek payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. The Company believes the claims lack merit, and intends to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters, and as such, the Company has not accrued any amount for potential losses associated with these matters.
12. Stockholders’ Equity
Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 of authorized preferred stock issuable. There is no preferred stock outstanding as of December 31, 2023 and 2022.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Common Stock
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.
Issuance of Common Stock in Connection with the Acquisition of Sixense
As consideration for the acquisition of Sixense, the Company issued 661,877 shares of its common stock as part of the total consideration transferred in connection with the Merger. Additionally, on October 1, 2021, the Company converted all stock options held by Sixense service providers that would continue as service providers after the Merger into fully vested options to purchase an aggregate amount of 447,017 shares of the Company’s common stock. Please see Note “5. Business Combinations” for more information.
Issuance of Common Stock in Connection with an Asset Acquisition
On September 29, 2023, the Company issued 71,211 shares of common stock as part of the total consideration transferred in connection with an asset acquisition. Please see Note “6. Asset Acquisition” for more information.
Stock-Based Benefit Plans
2005 Stock Plan
The Company adopted the Penumbra, Inc. 2005 Stock Plan (the “2005 Plan”) in January 2005. The 2005 Plan was subsequently amended and restated in 2006, 2007, 2008 and 2010. Under the 2005 Plan, the board of directors could grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and/or stock awards to eligible persons, including employees, non-employees, directors, consultants and other independent advisors who provide services to the Company. Stock purchase rights could also be granted under the 2005 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs and stock purchase rights could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Options granted under the 2005 Plan permitted an optionee to exercise options immediately upon grant irrespective of the vesting term. Options generally vest annually at a rate of 1/4 after the first year and 1/48 per month thereafter. The term of the options is no longer than five years for ISOs, for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than 10 years for all other options. On September 17, 2015, the Penumbra, Inc. 2014 Equity Incentive Plan (as amended and restated, the “2014 Plan”) replaced the 2005 Plan and no further equity awards may be granted under the 2005 Plan. The remaining 564 shares of common stock available for issuance from the 2005 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2023, 5,000 shares of common stock were reserved for issuance under the 2005 Plan.
2011 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011. Under the 2011 Plan, the board of directors could grant ISOs, NSOs, restricted stock, and/or RSUs to eligible persons, including employees, directors and consultants who provide services to the Company. Stock Appreciation Rights (“SAR”) could also be granted under the 2011 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs, SARs, restricted stock and RSUs could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Stock options granted under the 2011 Plan generally have a contractual life of ten years, and generally vest over a period of four years. On September 17, 2015, the 2014 Plan replaced the 2011 Plan and no further equity awards may be granted under the 2011 Plan. The remaining 89,559 shares of common stock available for issuance under the 2011 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2023, there were no shares of common stock reserved for issuance under the 2011 Plan.
Amended and Restated 2014 Equity Incentive Plan
The Company adopted the 2014 Plan in May 2014. The 2014 Plan was amended and restated as of September 17, 2015. The 2014 Plan replaced the 2011 Plan and the 2005 Plan and no further equity awards may be granted under the 2011 Plan or

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

the 2005 Plan. As of December 31, 2023, 6,964,221 shares of common stock were reserved for issuance and 5,932,280 shares of common stock were available for grant under the 2014 Plan.
Employee Stock Purchase Plan
The Penumbra, Inc. Employee Stock Purchase Plan (the “ESPP”), became effective on September 17, 2015. The ESPP initially reserved 600,000 shares of common stock for purchase under the ESPP, with the number of shares reserved for purchase increasing each year pursuant to an “evergreen” provision set forth in the ESPP. As of December 31, 2023, 755,623 shares of common stock were reserved and available for issuance under the ESPP. All qualifying employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Offerings to the Company’s employees to purchase stock under the ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods except that the first offering period under the ESPP began on September 17, 2015 and ended on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period during the offering period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the ESPP administrator may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period (corresponding to an offering period), under the ESPP in any calendar year.
Early Exercises
The 2005 Plan and 2011 Plan allowed the board of directors to grant stock options that provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. As of December 31, 2023 and 2022, there were no such early exercised unvested shares.
Stock-Based Benefit Plan Activity and Stock-Based Compensation
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the “Plans”) during the year ended December 31, 2023 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	841,773	$29.73
Grants	—	$—
Exercised	(239,395)	$23.04
Canceled/Forfeited	(6,958)	$197.74
Balance at December 31, 2023	595,420	$30.46
Vested and expected to vest—December 31, 2023	595,420	$30.46	1.97	$131,636
Exercisable—December 31, 2023	595,420	$30.46	1.97	$131,636
The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $60.0 million, $48.2 million and $81.1 million, respectively. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at the exercise date and the exercise price of the stock option.
The Company did not grant stock options during the year ended December 31, 2023. The weighted average grant date fair value of stock options for the years ended December 31, 2022 and 2021 was $84.25 and $238.14 per share, respectively, based on a black-scholes valuation model.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units
The activity of unvested restricted stock units (“RSU”) under the Plans is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	470,019	$202.51
Granted	92,805	250.54
Released/Vested	(179,679)	196.51
Canceled/Forfeited	(36,401)	215.90
Unvested at December 31, 2023	346,744	$217.07
The fair value of the RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $48.3 million, $26.8 million and $42.3 million, respectively. As of December 31, 2023, 325,066 RSUs are expected to vest.
Performance Stock Units
Under the 2104 Plan, the Company grants certain PSUs to senior management for which vesting is contingent on the achievement of financial performance targets over an annual performance period and continued service. The number of shares awarded is based on the actual performance during the performance period compared to the performance targets and the closing price of the Company’s common stock on the date of grant.
Additionally, the Company grants certain PSUs to sales employees for which vesting is contingent on the achievement of sales performance targets and continued service. These PSUs have a fixed monetary amount, that will be settled in a variable number of shares and are accounted for as liability-classified awards prior to the number of shares being determined and issued. Once the number of shares is determined and the PSUs are issued, the awards are accounted for as equity-classified awards.
When the performance targets are probable of being achieved, stock-based compensation costs associated with PSUs are recognized on a graded vesting basis over its requisite service period, which generally is a period of four to five years. Graded vesting results in more accelerated expense recognition compared to traditional time-based vesting over the same vesting period. Each reporting period, the Company monitors the probability of achieving the performance targets and may adjust periodic stock-based compensation expense based on its determination of the likelihood of achieving these performance targets and the estimated number of shares or value of common stock that will vest.
The activity of unvested equity-classified PSUs under the Plans is set forth below:

	Number of Shares(1)	Weighted Average Grant Date Fair Value(1)
Unvested at December 31, 2022	25,830	$208.86
Granted	83,820	260.17
Released/Vested	(7,259)	205.88
Canceled/Forfeited	(7,614)	256.44
Unvested at December 31, 2023	94,777	$250.65

(1) The table above excludes liability-classified PSUs. During the year ended December 31, 2023, the Company recorded $2.2 million in stock-based compensation for liability-classified PSUs.
The fair value of the PSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $1.2 million and $2.3 million, respectively. As of December 31, 2023, 87,138 PSUs are expected to vest.
Employee Stock Purchase Plan
Under the ESPP, employees purchased 83,799 shares, 113,893 shares, and 64,852 shares for $14.9 million, $13.8 million, and $13.7 million during the years ended December 31, 2023, 2022, and 2021, respectively.
Stock-based Compensation
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and ESPP rights. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

variables used in the calculation including the expected term (weighted average period of time that the options granted are expected to be outstanding); expected volatility of the Company’s common stock and an assumed risk-free interest rate.
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of stock options and ESPP rights:

	Stock Options		ESPP Rights
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2023	2022	2021
Expected term (in years)	5.62	2.85	0.50	0.50	0.50
Expected volatility	42%	42%	41%	46%	43%
Risk-free interest rate	2.76%	0.38%	5.04%	1.30%	0.10%
Expected dividend yield	—%	—%	0%	0%	0%
The Company did not grant stock options during the year ended December 31, 2023. All stock options granted by the Company during the year ended December 31, 2021, were granted as replacement stock options in connection with the Merger. Refer to Note “5. Business Combinations” for more information.
Weighted Average Expected Term. The Company’s expected term for stock options and ESPP rights is based on historical data.
Volatility. In 2023, 2022 and 2021, volatility assumptions used in the valuation of options and ESPP rights were calculated based on the historical volatility of the Company’s stock.
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
The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021(1)
Cost of sales	$5,330	$3,882	$2,898
Research and development	8,838	5,908	30,037
Sales, general and administrative	36,348	27,588	32,828
Total	$50,516	$37,378	$65,763

(1) The Company recorded a $25.8 million charge to stock-based compensation related to the acceleration of vesting of all replacement stock options in connection with the Merger. Refer to Note “5. Business Combinations” for more information.
As of December 31, 2023, total unrecognized compensation cost related to unvested stock-based compensation arrangements, excluding PSUs, was $64.6 million which is expected to be recognized over a weighted average period of 2.5 years.
As of December 31, 2023, total unrecognized compensation cost related to liability-classified and equity-classified PSUs was $14.6 million, which is expected to be recognized over a weighted average period of 3.3 years.
The total stock-based compensation cost capitalized in inventory was $1.3 million, $2.2 million and $1.8 million as of December 31, 2023, 2022 and 2021, respectively.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect our consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the year	$(3,500)	$(4,624)	$(8,124)	$(595)	$(2,035)	$(2,630)
Other comprehensive loss before reclassifications:
Unrealized gains (losses) — marketable investments	2,942	—	2,942	(2,905)	—	(2,905)
Foreign currency translation gains (losses)	—	2,030	2,030	—	(2,590)	(2,590)
Income tax effect — expense	—	1	1	—	1	1
Net of tax	2,942	2,031	4,973	(2,905)	(2,589)	(5,494)
Amounts reclassified from accumulated other comprehensive loss to consolidated net income:
Realized (loss) gain — marketable investments	—	—	—	—	—	—
Income tax effect — (expense) benefit	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—
Net current-year other comprehensive income (loss)	2,942	2,031	4,973	(2,905)	(2,589)	(5,494)
Balance, end of the year	$(558)	$(2,593)	$(3,151)	$(3,500)	$(4,624)	$(8,124)
14. Employee Benefit Plan
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (“IRC”) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by the IRC. The Company makes 401(k) matching contributions of eligible compensation under the plan, subject to a maximum dollar threshold. Contribution expense was $6.6 million, $6.7 million, and $5.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Income (loss) before income taxes and equity in losses of unconsolidated investee for the years ended December 31, 2023, 2022 and 2021 is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$72,936	$(1,837)	$(15,155)
Foreign	6,714	5,729	4,653
Total income (loss) before income taxes	$79,650	$3,892	$(10,502)
Income tax (benefit) or provision in 2023, 2022 and 2021 is comprised of federal, state, and foreign taxes.
The components of the (benefit from) provision for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$5,897	$1,672	$44
State	3,033	1,428	439
Foreign	4,890	1,725	1,345
Total current	$13,820	$4,825	$1,828
Deferred:
Federal	(19,221)	1,905	(13,698)
State	(4,648)	(360)	(1,131)
Foreign	(1,255)	(476)	(124)
Total deferred	$(25,124)	$1,069	$(14,953)
(Benefit from) provision for income taxes	$(11,304)	$5,894	$(13,125)
The Company’s actual (benefit from) or provision for tax differed from the amounts computed by applying the Company’s U.S. federal statutory income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2023	2022(1)	2021(1)
Income tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0	15.9	7.6
Rate differential on foreign operations	0.2	(11.7)	(2.7)
Foreign taxes	1.5	(6.9)	1.3
Mutual agreement procedure adjustment	—	—	2.1
Prepaid tax ASC 810-10	0.2	51.9	(0.3)
Meals expenses	1.9	—	—
Stock-based compensation	(8.5)	72.9	86.1
Global intangible low-taxed income (“GILTI”)	—	—	(6.5)
Permanent differences	1.0	6.9	(2.7)
Foreign Derived Intangible Income	(1.3)	(3.3)	—
In-Process Research & Development	4.8	—	—
Change in valuation allowance	(32.0)	—	18.2
Research and Development tax credits	(5.9)	—	—
Other	(0.1)	4.7	0.9
Effective tax rate	(14.2)%	151.4%	125.0%

(1) The 2022 and 2021 effective tax rate reconciliations have been updated to conform to the 2023 presentation.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$7,972	$37,290
Tax credits	45,127	41,934
Accruals and reserves	10,779	9,236
Capitalized research expenses	41,611	22,960
Stock-based compensation	9,110	12,478
UNICAP adjustments	12,441	10,810
ASC 842 Lease Liabilities	56,584	57,161
Foreign Withholding Tax	1,078	—
Other	2,787	2,901
Gross deferred tax assets	187,489	194,770
Valuation allowance	(23,957)	(46,693)
Total deferred tax assets	163,532	148,077
Deferred tax liabilities:
Depreciation and amortization	(26,327)	(29,781)
ASC 842 Lease ROU Assets	(53,093)	(54,786)
Other	(3)	(257)
Total deferred tax liabilities	(79,423)	(84,824)
Net deferred tax assets	$84,109	$63,253
As of December 31, 2023, the Company had approximately $21.8 million and $63.2 million of federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income. The federal NOL has an indefinite carryforward period but is limited to offset 80% of taxable income in the year utilized. The state NOL carryforwards have various carryover periods and will begin to expire as early as 2035. As of December 31, 2023, the Company had federal research and development tax credits of $27.1 million which are generally carried forward for 20 years and will begin to expire in 2037. The Company had California state research and development tax credits of $29.4 million that may be carried forward indefinitely.
The Company generated significant domestic DTAs in recent years, primarily due to the excess tax benefits from stock option exercises and vesting of restricted stock units, as well as operating expenditures including research and development. The Company assessed its ability to realize the benefits of its domestic DTAs by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitations on NOL utilization against taxable income. The Company measured its current DTA balances against estimate of future income based on objectively verifiable operating results from recent history, and concluded that sufficient future taxable income will be generated to realize the benefits of its federal DTAs prior to expiration, including federal research and development tax credit DTAs. Furthermore, due to substantial profitability increase in recent years, the Company determined that sufficient future California taxable income will be generated to realize partial benefit of California DTAs. As a result, the Company released the valuation allowance against federal research and development tax credit DTAs, net of ASC 740-10 reserve and recorded a partial release of its California DTAs, resulting in a $25.5 million income tax benefit recorded as of December 31, 2023. The Company continues to maintain a valuation allowance against its California tax credit DTAs until new evidence becomes available to justify realization of the asset.
As of December 31, 2023, the Company does not maintain valuation allowance against any of its foreign DTAs, because sufficient future taxable income will be generated by foreign subsidiaries to utilize the benefit of their DTAs in full at the required more-likely-than-not level of certainty.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax valuation allowance against net DTAs from January 1, 2021 to December 31, 2023, is as follows (in thousands):

	Beginning Balance	Additions Charged To Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Ending Balance
For the year ended:
December 31, 2021	$28,768	$10,386	$(2,044)	$37,110
December 31, 2022	37,110	9,583	—	46,693
December 31, 2023	46,693	1,673	(24,409)	23,957

(1) Additions include current year additions charged to expenses and current year build due to increases in net DTAs, return to provision true-ups, and other adjustments.
(2) Deductions include current year releases credited to expenses and current year reductions due to decreases in net DTAs, return to provision true-ups, and other adjustments.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the U.S. and therefore deferred taxes attributable to such are not provided for in the Company’s financial statements as of December 31, 2023.
IRC Sections 382 and 383 limit the use of NOL and business credits if there is a change in ownership. In 2023, the Company determined there has been no ownership changes from 2013 to 2023, and therefore, is not subject to any tax attributes utilization limit in the current year. The NOLs and tax credits gained from the 2021 acquisition of Sixense would be subject to IRC Section 382 and 383 limitations. However, the Company does not believe such limitation would cause any impairment of those tax attributes. Their full tax benefit is anticipated to be realized in future years.
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2021 to December 31, 2023, is as follows (in thousands):

	December 31,
	2023	2022	2021
Beginning Balance	$11,237	$9,026	$8,625
Gross increase for tax positions of current year	1,702	1,842	1,935
Gross increase for tax positions of prior years	15	481	216
Gross decrease for tax positions of prior years	(366)	(112)	(1,411)
Settlement with taxing authority	—	—	(339)
Lapse of statute of limitations	(27)	—	—
Ending Balance	$12,561	$11,237	$9,026
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, 2022 and 2021, the Company consistently had $0.2 million of accrued interest and penalties attributable to uncertain tax positions for each period. Included in the $12.6 million balance of unrecognized tax benefits as of December 31, 2023 is $6.8 million of tax benefit that, if recognized, would affect the effective tax rate.
The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Due to NOL and tax credit carryovers, the tax years ending December 31, 2004 through December 31, 2023 remain subject to examination by federal and state tax authorities. In Australia and Canada, tax years ending December 31, 2009 through December 31, 2023 generally remain subject to examination by tax authorities. In Germany, tax years ending December 31, 2018 through December 31, 2023 remain subject to examination by tax authorities.
The Company does not anticipate significant changes in the balance of gross unrecognized tax benefits over the next 12 months.
In December 2021, the Organizational for Economic Co-operation and Development (“OECD”) released guidance on the new global minimum tax regime known as Pillar Two. While various countries have adopted or in the process of passing legislation to adopt it, the United States has not yet conformed to Pillar Two as of December 31, 2023. The Company is currently evaluating the potential global tax implications of this new tax regime.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Net Income (Loss) per Share
The Company computed basic net income (loss) attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding during the period. The Company computed diluted net income (loss) attributable to Penumbra, Inc. per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive common stock equivalents outstanding during the period. For the purposes of this calculation, stock options, restricted stock units, performance stock units and stock sold through the ESPP are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) attributable to Penumbra, Inc. is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to Penumbra, Inc.	$90,954	$(2,002)	$5,284

Denominator:
Weighted average shares used to compute net income (loss) attributable to common stockholders:
Basic	38,401,171	37,841,874	36,764,290
Potential dilutive stock-based options and awards, as calculated using treasury stock method	815,393	—	1,116,890
Diluted	39,216,564	37,841,874	37,881,180
Net income (loss) attributable to Penumbra, Inc. per share from:
Basic	$2.37	$(0.05)	$0.14
Diluted	$2.32	$(0.05)	$0.14
For the years ended December 31, 2023 and 2021, outstanding stock-based awards of 11 thousand and 15 thousand shares, respectively, were excluded from the computation of diluted net income attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive. For the year ended December 31, 2022 outstanding stock-based awards of 2.0 million shares were excluded from the computation of diluted net loss attributable to Penumbra, Inc. per share because their effect would have been anti-dilutive.
17. Interest and other income (expense), net
The following table shows the components of interest and other income (expense), net for the years ending December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Interest income	$6,825	$1,886	$2,871
Interest expense	(1,739)	(1,749)	(1,933)
Other income (expense), net(1)	1,013	(2,327)	(3,939)
Interest and other income (expense), net	$6,099	$(2,190)	$(3,001)

(1) Consists primarily of the effect of foreign currency gains or losses as well as other non-operating income or expense.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers.
Certain changes in presentation were made to the Company’s revenues disaggregated by product categories for the years ended December 31, 2022, and 2021 to conform to the presentation for the year ended December 31, 2023. During the year ended December 31, 2023, the Company made changes to its product categories to provide investors with more meaningful information to understand the performance of its business and strategic direction.
The Company’s revenues, disaggregated by geography, based on the destination to which the Company ships its products, for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$757,151	$591,715	$527,789
International	301,371	255,418	219,801
Total	$1,058,522	$847,133	$747,590
The Company’s revenues disaggregated by product categories, for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Thrombectomy	$677,343	$511,137	$437,775
Embolization and Access	381,179	335,996	309,815
Total	$1,058,522	$847,133	$747,590
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its partner in China, the Company agreed to license the technology for certain products to its partner in China to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China on substantially the same terms as the existing license arrangement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and receive royalty payments on the downstream sales of the licensed products. During the three months ended September 30, 2023, the Company entered into an additional licensing arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products.
During the years ended December 31, 2023 and 2022 the Company recognized $55.3 million and $48.6 million, respectively, in revenue under these arrangements based on the relative standalone fair value of the performance obligations satisfied.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Performance Obligations
Delivery of products - The Company’s contracts with customers, other than the China licensing arrangements described above, typically contain a single performance obligation, delivery of the Company’s products. Satisfaction of that performance obligation occurs when control of the promised goods transfers to the customer, which is generally upon shipment or receipt by customer for non-consignment sale agreements and upon utilization for consignment sale agreements.
Payment terms - Our payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of December 31, 2023.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the year ended December 31, 2023, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets and liabilities
The following information summarizes the Company’s contract assets and liabilities (in thousands):

	December 31,
	2023	2022
Contract assets	$18,000	$—
Contract liabilities	$6,496	$8,783
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Revenue recognized during the year ended December 31, 2023 relating to contract liabilities as of December 31, 2022 was $2.3 million.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

19. Selected Quarterly Financial Data (Unaudited)
The following tables provide the selected quarterly financial data for 2023 and 2022 (in thousands, except share and per share amounts):

	2023 Quarters Ended
Selected Statement of Operations Data:	March 31	June 30	September 30	December 31
Revenue	$241,398	$261,499	$270,946	$284,679
Cost of revenue	90,326	94,638	93,228	97,687
Gross profit	151,072	166,861	177,718	186,992
Acquired in-process research and development	—	—	18,215	—
Total operating expenses	143,064	148,972	165,093	151,963
Income before provision for (benefit from) income taxes	8,652	19,536	13,304	38,158
Provision for (benefit from) income taxes	90	576	4,090	(16,060)
Consolidated net income	8,562	18,960	9,214	54,218
Net income attributable to Penumbra, Inc.	$8,562	$18,960	$9,214	$54,218
Net income attributable to Penumbra, Inc. per share
Basic	$0.22	$0.49	$0.24	$1.40
Diluted	$0.22	$0.48	$0.23	$1.38
Weighted average shares used to compute net income (loss) per share:
Basic	38,186,342	38,320,999	38,462,463	38,628,565
Diluted	39,075,388	39,201,155	39,219,966	39,291,044

	2022 Quarters Ended
Selected Statement of Operations Data:	March 31	June 30	September 30	December 31
Revenue	$203,895	$208,344	$213,678	$221,216
Cost of revenue	76,477	74,309	78,351	82,789
Gross profit	127,418	134,035	135,327	138,427
Total operating expenses	131,464	134,174	129,893	133,594
Income before provision for (benefit from) income taxes	(5,104)	(1,167)	3,035	7,128
(Benefit from) provision for income taxes	(5,183)	2,520	5,306	3,251
Consolidated net income (loss)	79	(3,687)	(2,271)	3,877
Net income (loss) attributable to Penumbra, Inc.	$79	$(3,687)	$(2,271)	$3,877
Net income per share:
Basic	$0.00	$(0.10)	$(0.06)	$0.10
Diluted	$0.00	$(0.10)	$(0.06)	$0.10
Weighted average shares used to compute net income (loss) per share:
Basic	37,646,122	37,767,519	37,918,452	38,030,344
Diluted	38,708,657	37,767,519	37,918,452	38,896,940

20. Subsequent Events
On February 6, 2024, the Company completed a strategic investment in a privately held company. Under the terms of the investment, the Company paid $10.0 million in exchange for shares of Series B preferred stock which represented less than a 1% investment in outstanding equity securities of the privately held company. The Company is completing its accounting analysis for this investment but anticipates it will be accounted for as an equity security without a readily determinable fair value using the alternative method on the consolidated balance sheets. The measurement alternative method allows the Company to elect to measure the equity investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this review, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 9A of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penumbra, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, CA
February 22, 2024

ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended December 31, 2023, certain of our directors and officers adopted or terminated trading plans, each of which was or is, as applicable, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Trading Arrangements”). Each Rule 10b5-1 Trading Arrangement was entered into or terminated, as applicable, during an open trading window under our Securities Trading Policy. The following table presents the material terms of each Rule 10b5-1 Trading Arrangement adopted or terminated by our officers and directors during the three months ended December 31, 2023, other than terms with respect to the price at which the individual executing the Rule 10b5-1 Trading Arrangement is authorized to trade:

Name and Title of Officer or Director	Plan Action	Plan Action Date	Plan Duration	Total Securities to be Sold
Don Kassing, Director	Adoption	11/8/2023	3/1/2024 - 1/7/2025	1,458
Arani Bose, Director	Adoption	11/22/2023	2/28/2024 - 8/30/2024	30,000
Johanna Roberts, Executive Vice President, General Counsel and Secretary	Adoption	11/29/2023	3/1/2024 - 12/31/2024	9,000
Adam Elsesser, Chairman, Chief Executive Officer and President	Adoption	11/29/2023	5/20/2024 - 12/31/2024	120,000
Lambert Shiu, Chief Accounting Officer	Termination(1)	11/7/2023	11/30/2023 - 5/10/2024	9,204
Thomas Wilder, Director	Termination(2)	11/8/2023	11/13/2023 - 8/30/2024	840

(1)As of the termination date of his Rule 10b5-1 Trading Arrangement, Mr. Shiu had not sold any shares of common stock under the terms thereof.
(2)As of the termination date of his Rule 10b5-1 Trading Arrangement, Mr. Wilder had not sold any shares of common stock under the terms thereof.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held in June 2024 (the “Proxy Statement”).
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
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
3.2	Second Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.1	August 5, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37557	4.2	February 23, 2023
10.1Ψ	Lease for facilities at 1321 and 1351 Harbor Bay Parkway, Alameda, California, dated January 1, 2022	10-K	001-37557	10.1	February 23, 2023
10.2	Lease for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated December 17, 2015	10-K	001-37557	10.4	March 8, 2016
10.3	First Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated July 14, 2021	10-K	001-37557	10.7	February 22, 2022
10.4	Second Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated September 1, 2021	10-K	001-37557	10.8	February 22, 2022
10.5Ψ	Third Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated October 1, 2023
10.6†	Amended and Restated 2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.19	August 14, 2015
10.7†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Agreement	10-Q	001-37557	10.1	November 12, 2015
10.8†	Amended and Restated 2014 Equity Incentive Plan - Stock Option Agreement	10-Q	001-37557	10.2	November 12, 2015
10.9†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Unit Agreement	10-K	001-37557	10.9	March 8, 2016
10.10†	2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.5	August 14, 2015
10.11†	2005 Stock Plan, and forms of Notice of Grant and Early Exercise Stock Option Agreement	S-1	333-206412	10.7	August 14, 2015
10.12†	Amended and Restated 2014 Equity Incentive Plan - Form of Restricted Stock Unit Agreement	10-K	001-37557	10.13	February 26, 2019
10.13†	Amended and Restated 2014 Equity Incentive Plan - Form of Performance-Based Restricted Stock Unit Agreement	10-K	001-37557	10.14	February 26, 2019
10.14†	Amended and Restated 2014 Equity Incentive Plan – Form of Stock Option Agreement	10-K	001-37557	10.19	February 22, 2022
10.15†	Form of Indemnification Agreement by and between Penumbra, Inc. and each of its directors and executive officers	S-1	333-206412	10.9	August 14, 2015
10.16†	Offer Letter with Adam Elsesser	S-1	333-206412	10.10	August 14, 2015
10.17†	Offer Letter with Johanna Roberts	10-K	001-37557	10.19	February 26, 2020
10.18†	Offer Letter with Maggie Yuen	10-K	001-37557	10.22	February 26, 2020
10.19†Ψ	Equity Award Agreement Amendment by and between Penumbra, Inc. and Johanna Roberts, dated January 4, 2023

10.20†Ψ	Equity Award Agreement Amendment by and between Penumbra, Inc. and Maggie Yuen, dated January 4, 2023
10.21†Ψ	Equity Award Agreement Amendment by and between Penumbra, Inc. and Lambert Shiu, dated January 4, 2023
10.22†	Form of Employee Nondisclosure and Assignment Agreement	S-1	333-206412	10.17	August 14, 2015
10.23†	Employee Stock Purchase Plan	S-1/A	333-206412	10.18	August 31, 2015
10.24	Amended and Restated Lease for facilities at 630 Roseville Parkway, Roseville, California, dated January 29, 2019 and amended on July 31, 2019	10-K	001-37557	10.25	February 26, 2020
10.25	Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated September 3, 2019	10-Q	001-37557	10.1	November 7, 2019
10.26Ψ	First Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated April 10, 2020	10-K	001-37557	10.30	February 22, 2022
10.27	Second Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated August 5, 2020	10-K	001-37557	10.31	February 22, 2022
10.28	Third Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated July 29, 2021	10-K	001-37557	10.32	February 22, 2022
10.29	Fourth Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated October 15, 2021	10-K	001-37557	10.33	February 22, 2022
10.30	Fifth Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated April 1, 2022	10-K	001-37557	10.27	February 23, 2022
10.31Ψ	Lease for facilities at 1070 South 3800 West, Salt Lake City, Utah, dated April 26, 2019 and amended on April 4, 2022	10-K	001-37557	10.28	February 23, 2022
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
97.1	Compensation Recoupment Policy

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)
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
Date: February 22, 2024
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

Signature	Title	Date

/s/ Adam Elsesser	Chairman, Chief Executive Officer and President	February 22, 2024
Adam Elsesser	(Principal Executive Officer)

/s/ Maggie Yuen	Chief Financial Officer	February 22, 2024
Maggie Yuen	(Principal Financial Officer)

/s/ Lambert Shiu	Chief Accounting Officer	February 22, 2024
Lambert Shiu	(Principal Accounting Officer)

/s/ Arani Bose	Director	February 22, 2024
Arani Bose

/s/ Don Kassing	Director	February 22, 2024
Don Kassing

/s/ Harpreet Grewal	Director	February 22, 2024
Harpreet Grewal

/s/ Thomas C. Wilder	Director	February 22, 2024
Thomas C. Wilder

/s/ Bridget O’Rourke	Director	February 22, 2024
Bridget O’Rourke

/s/ Janet Leeds	Director	February 22, 2024
Janet Leeds

/s/ Surbhi Sarna	Director	February 22, 2024
Surbhi Sarna