Form 10-Q
period 2024-03-31
Penumbra Inc
filed 2024-05-07
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 23, 2024, the registrant had 38,764,917 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$223,114	$167,486
Marketable investments	90,360	121,701
Accounts receivable, net of allowance for credit losses of $3,020 and $3,169 at March 31, 2024 and December 31, 2023, respectively	191,989	201,768
Inventories	398,366	388,023
Prepaid expenses and other current assets	31,194	36,424
Total current assets	935,023	915,402
Property and equipment, net	75,744	72,691
Operating lease right-of-use assets	185,845	188,756
Finance lease right-of-use assets	30,234	31,092
Intangible assets, net	68,421	71,056
Goodwill	166,103	166,270
Deferred taxes	84,661	85,158
Other non-current assets	33,814	25,880
Total assets	$1,579,845	$1,556,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,454	$27,155
Accrued liabilities	106,549	110,555
Current operating lease liabilities	11,520	11,203
Current finance lease liabilities	2,280	2,231
Total current liabilities	152,803	151,144
Non-current operating lease liabilities	194,537	197,229
Non-current finance lease liabilities	23,098	23,680
Other non-current liabilities	5,876	5,308
Total liabilities	376,314	377,361
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	1,062,470	1,047,198
Accumulated other comprehensive loss	(4,838)	(3,151)
Retained earnings	145,860	134,858
Total stockholders’ equity	1,203,531	1,178,944
Total liabilities and stockholders’ equity	$1,579,845	$1,556,305

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$278,655	$241,398
Cost of revenue	97,516	90,326
Gross profit	181,139	151,072
Operating expenses:
Research and development	24,626	19,986
Sales, general and administrative	144,412	123,078
Total operating expenses	169,038	143,064
Income from operations	12,101	8,008
Interest and other income, net	2,525	644
Income before income taxes	14,626	8,652
Provision for income taxes	3,624	90
Net income	$11,002	$8,562

Net income per share:
Basic	$0.28	$0.22
Diluted	$0.28	$0.22
Weighted average shares outstanding:
Basic	38,717,334	38,186,342
Diluted	39,387,359	39,075,388

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$11,002	$8,562
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(1,853)	403
Net change in unrealized gains or losses on available-for-sale securities, net of tax	166	860
Total other comprehensive (loss) income, net of tax	(1,687)	1,263
Comprehensive income	$9,315	$9,825

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	38,681,549	$39	$1,047,198	$(3,151)	$134,858	$1,178,944
Issuance of common stock	76,597	—	238	—	—	238
Shares held for tax withholdings	(1,732)	—	(421)	—	—	(421)
Stock-based compensation	—	—	15,455	—	—	15,455
Other comprehensive loss	—	—	—	(1,687)	—	(1,687)
Net income	—	—	—	—	11,002	11,002
Balance at March 31, 2024	38,756,414	$39	$1,062,470	$(4,838)	$145,860	$1,203,531

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,107,977	$38	$963,040	$(8,124)	$43,904	$998,858
Issuance of common stock	134,936	—	2,209	—	—	2,209
Shares held for tax withholdings	(813)	—	(204)	—	—	(204)
Stock-based compensation	—	—	13,781	—	—	13,781
Other comprehensive income	—	—	—	1,263	—	1,263
Net income	—	—	—	—	8,562	8,562
Balance at March 31, 2023	38,242,100	$38	$978,826	$(6,861)	$52,466	$1,024,469
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,002	$8,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,519	6,575
Stock-based compensation	13,569	12,766
Inventory write-downs	358	1,009
Deferred taxes	475	(953)
Other	(221)	140
Changes in operating assets and liabilities:
Accounts receivable	8,460	(3,540)
Inventories	(11,619)	(10,641)
Prepaid expenses and other current and non-current assets	4,565	(3,994)
Accounts payable	5,209	2,074
Accrued expenses and other non-current liabilities	(1,022)	1,131
Net cash provided by operating activities	38,295	13,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of non-marketable investments	(10,000)	—
Purchases of marketable investments	(11,267)	—
Proceeds from maturities of marketable investments	43,375	14,605
Purchases of property and equipment	(5,824)	(3,894)
Other	2,100	—
Net cash provided by investing activities	18,384	10,711
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	238	2,209
Payment of employee taxes related to vested stock	(421)	(204)
Payments of finance lease obligations	(550)	(474)
Other	(61)	(155)
Net cash (used in) provided by financing activities	(794)	1,376
Effect of foreign exchange rate changes on cash and cash equivalents	(257)	(386)
NET INCREASE IN CASH AND CASH EQUIVALENTS	55,628	24,830
CASH AND CASH EQUIVALENTS—Beginning of period	167,486	69,858
CASH AND CASH EQUIVALENTS—End of period	$223,114	$94,688
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$292	$341
Right-of-use assets obtained in exchange for finance lease obligations	$17	$68
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,816	$1,781
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,337	$4,706
Cash paid for income taxes	$1,125	$1,413
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, the changes in its comprehensive income (loss) and stockholders’ equity for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future annual or interim period. Certain changes in presentation were made to interest income (expense), net and other income (expense), net in the condensed consolidated statements of operations for the three months ended March 31, 2023 to conform to the presentation for the three months ended March 31, 2024.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 22, 2024. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, allowances for credit losses, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of property and equipment, intangibles, operating and financing lease right-of-use (“ROU”) assets and liabilities, income taxes, and other contingencies, including the probability of achieving performance targets associated with equity awards with performance conditions, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
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
Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes— Improvements to Income Tax Disclosures. The standard enhances annual income tax disclosures, by requiring additional disaggregated information about an entity’s effective tax rate reconciliation and income taxes paid. The ASU adds guidance that requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold (5%). In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed the quantitative threshold. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued or made available for issuance. The Company is assessing the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of March 31, 2024.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company is assessing the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of March 31, 2024.
In March 2024, the SEC issued Release Nos. 33-11275; 34-99678 "The Enhancement and Standardization of Climate-Related Disclosures for Investors", which will require registrants to provide certain climate-related information in their registration statements and annual reports, including information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition, as well as certain disclosures related to severe weather events and other natural conditions in a registrant’s audited financial statements. The disclosure requirements follow a phase-in timeline, with initial requirements beginning with the Company's annual report for the year ending December 31, 2025. On April 4, 2024, the SEC voluntarily stayed implementation of this new rule pending judicial review. The Company is currently analyzing the impact that the new climate-related rules will have on the disclosures within its consolidated financial statements and will continue to monitor the status of the rules while legal challenges are pending.
3. Investments and Fair Value of Financial Instruments
Marketable and Non-Marketable Investments
The Company’s marketable and non-marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable and non-marketable investments as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	March 31, 2024
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
Commercial paper	$31,449	$7	$(11)	$—	$31,445
Certificate of Deposit	4,632	4	—	—	4,636
U.S. treasury	13,210	—	(142)	$—	13,068
U.S. states and municipalities	900	—	(9)	—	891
Corporate bonds	40,542	19	(241)	—	40,320
Total	90,733	30	(403)	—	90,360
Non-marketable investments:
Non-marketable debt securities	10,000	—	—	—	10,000
Total	10,000	—	—	—	10,000
Total	$100,733	$30	$(403)	$—	$100,360

	December 31, 2023
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
Commercial paper	$39,727	$32	$(3)	$—	$39,756
Certificate of Deposit	6,392	9	—	—	6,401
U.S. treasury	10,226	—	(160)	—	10,066
U.S. states and municipalities	2,950	—	(35)	—	2,915
Corporate bonds	62,964	29	(430)	—	62,563
Total	$122,259	$70	$(628)	$—	$121,701
As of March 31, 2024, the total amortized cost basis of the Company’s available-for-sale debt securities, excluding non-marketable debt securities, is an unrealized loss position of $0.4 million, which was primarily attributable to rising interest rates since purchase. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. During the three months ended March 31, 2024, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more twelve months as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$20,041	$(11)	$—	$—	$20,041	$(11)
U.S. treasury	5,666	(80)	4,436	(62)	10,102	(142)
U.S. states and municipalities	—	—	891	(9)	891	(9)
Corporate bonds	2,998	(3)	13,421	(238)	16,419	(241)
Total	$28,705	$(94)	$18,748	$(309)	$47,453	$(403)

	December 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$16,241	$(3)	$—	$—	$16,241	$(3)
U.S. treasury	5,677	(54)	4,389	(106)	10,066	(160)
U.S. states and municipalities	—	—	2,915	(35)	2,915	(35)
Corporate bonds	15,945	(2)	30,912	(428)	46,857	(430)
Total	$37,863	$(59)	$38,216	$(569)	$76,079	$(628)
The contractual maturities of the Company’s marketable investments as of March 31, 2024 (in thousands):

	March 31, 2024
Marketable investments:	Amortized Cost	Fair Value
Due in one year	$87,922	$87,601
Due in one to five years	2,811	2,759
Total	$90,733	$90,360
Non-Marketable Investments
During the three months ended March 31, 2024, the Company completed a strategic investment in a privately held company. Under the terms of the investment, the Company paid $10.0 million in exchange for shares of Series B preferred stock which represented an immaterial investment in the investment in outstanding equity securities of the privately held company. The Company determined that the investment did not meet the criteria to be accounted for as an equity method investment under ASC 323. The investment was accounted for as an available-for-sale debt security in accordance with ASC 320 as the preferred stock contains a contingent redemption feature at the Company’s option. The investment is included in other non-current assets on the condensed consolidated balance sheet and changes in fair value are recorded in total other comprehensive (loss) income, net of tax. There were no unrealized gains or losses recorded in connection with the Company’s non-marketable debt securities during the three months ended March 31, 2024.
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
The Company classifies its cash equivalents and marketable investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company classifies its non-marketable investments in preferred stock in privately held companies within Level 3, as they do not have a readily determinable fair value.
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
Non-marketable investments classified within Level 3 of the fair value hierarchy are valued based on unobservable inputs that are supported by little or no market activity. Current financial information of private companies may not be available and consequently the Company estimates the fair value using inputs that are based on the best available information at the measurement date, which may include the most recent financial information, financial projections, and financing transactions available for the investee and other quantitative and qualitative factors. Additionally, based on the timing, volume, and other characteristics of the available information, the Company may supplement this information by using one or more valuation techniques, including market and income approaches. The Company did not hold any non-marketable investments classified as Level 3 as of December 31, 2023.
The Company did not hold any Level 3 marketable investments as of March 31, 2024 or December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2024 or December 31, 2023.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$30,555	$—	$30,555
Certificate of deposit	—	4,901	—	4,901
Money market funds	57,278	—	—	57,278
U.S. treasury	53,672	—	—	53,672
Marketable investments:
Commercial paper	—	31,445	—	31,445
Certificate of deposit	—	4,636	—	4,636
U.S. treasury	13,068	—	—	13,068
U.S. states and municipalities	—	891	—	891
Corporate bonds	—	40,320	—	40,320
Non-marketable investments:
Non-marketable investments	—	—	10,000	10,000
Total	$124,018	$112,748	$10,000	$246,766

	As of December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$86,991	$—	$—	$86,991
Marketable investments:
Commercial paper	—	39,756	—	39,756
Certificate of Deposit	—	6,401	—	6,401
U.S. treasury	10,066	—	—	10,066
U.S. states and municipalities	—	2,915	—	2,915
Corporate bonds	—	62,563	—	62,563
Total	$97,057	$111,635	$—	$208,692

4. Balance Sheet Components
Inventories
The components of inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$121,134	$119,511
Work in process	36,815	34,489
Finished goods	240,417	234,023
Inventories	$398,366	$388,023

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued Liabilities
The components of accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll and employee-related expenses	$59,481	$65,395
Accrued expenses	14,327	11,711
Deferred revenue	8,672	6,985
Other accrued liabilities	24,069	26,464
Total accrued liabilities	$106,549	$110,555
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the three months ended March 31, 2024 and twelve months ended December 31, 2023, respectively (in thousands):

	March 31, 2024	December 31, 2023
Balance at the beginning of the period	$5,755	$5,370
Accruals of warranties issued, net	(3,141)	1,865
Settlements of warranty claims	(536)	(1,480)
Balance at the end of the period	$2,078	$5,755
5. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of March 31, 2024 and December 31, 2023 (in thousands, except weighted-average amortization period):

As of March 31, 2024	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(22,020)	$61,269
Customer relationships	15.0 years	6,434	(2,895)	3,539
Trade secrets and processes	20.0 years	5,256	(1,643)	3,613
Total intangible assets	9.6 years	$94,979	$(26,558)	$68,421

As of December 31, 2023	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	8.8 years	$83,289	$(19,640)	$63,649
Customer relationships	15.0 years	6,579	(2,851)	3,728
Trade secrets and processes	20.0 years	5,256	(1,577)	3,679
Total intangible assets	9.6 years	$95,124	$(24,068)	$71,056
The gross carrying amount and accumulated amortization of the customer relationships are the only intangible assets subject to foreign currency translation effects. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement in 2018.
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the three months ended March 31, 2024 and 2023 (in thousands):

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$66	$66
Sales, general and administrative	2,487	2,486
Total	$2,553	$2,552
6. Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2024 (in thousands):

Total Company
Balance as of December 31, 2023	$166,270
Foreign currency translation	(167)
Balance as of March 31, 2024	$166,103
Goodwill Impairment Review
The Company reviews goodwill for impairment annually on October 31, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined there were no impairment indicators as of March 31, 2024.
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
8. Commitments and Contingencies
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of December 31, 2018, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. In July 2019, the Company amended the license agreement to extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million for a required minimum annual royalty payment of $0.3 million. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
Royalty expense included in cost of sales for the three months ended March 31, 2024 and 2023 was $0.6 million and $0.7 million, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On April 7, 2023, a former contractor who had been retained by the Company through a third party staffing agency filed a putative class action lawsuit as well as a Private Attorney General Act (“PAGA”) representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the contractor and similarly situated Company contractors and employees in California, alleging various claims pursuant to the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Additionally, on April 10, 2023, a current employee of the Company filed a PAGA representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the employee and similarly situated Company employees in California, alleging similar claims. The complaints seek payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. On April 22, 2024, the Company engaged in mediation, following which the parties agreed to settle the claims for an aggregate amount of $4.6 million, subject to negotiation of a mutually agreeable settlement agreement and approval by the court. As a result, the Company recorded an accrual of $4.6 million in its financial statements for the three months ended March 31, 2024 related to these matters.
9. Stockholders’ Equity
Stock-based Compensation
Stock-based compensation expense is associated with restricted stock units (“RSUs”), RSUs with performance conditions (“PSUs”), stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”).
Certain PSUs granted to senior management during the three months ended March 31, 2024, will vest subject to the achievement of pre-established financial performance targets for the year ending December 31, 2024, and continued service. The fair value of these PSUs is based on the closing price of the Company's common stock on the date of grant. Stock-based compensation costs associated with these PSUs are recognized over the requisite service period of 4.25 years using graded vesting which results in more accelerated expense recognition compared to traditional time-based vesting over the same vesting period. Each reporting period, the Company monitors the probability of achieving the performance targets and may adjust periodic stock-based compensation expense based on its determination of the likelihood of achieving these performance targets and the estimated number of shares of common stock that will vest. The actual number of PSUs awarded is based on the actual performance during the performance period compared to the performance targets.
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,194	$1,191
Research and development	2,168	2,278
Sales, general and administrative	10,207	9,297
Total	$13,569	$12,766
As of March 31, 2024, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $56.4 million, which is expected to be recognized over a weighted average period of 2.6 years.
As of March 31, 2024, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $27.3 million, which is expected to be recognized over a weighted average period of 3.5 years.
The total stock-based compensation cost capitalized in inventory was $1.2 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively.
10. Accumulated Other Comprehensive Income
Other comprehensive (loss) income consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income. Unrealized gains and losses on our marketable investments are reclassified from accumulated other comprehensive income into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive income.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income into earnings affect our condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(558)	$(2,593)	$(3,151)	$(3,500)	$(4,624)	$(8,124)
Other comprehensive loss before reclassifications:
Unrealized gains — marketable investments(1)	166	—	166	860	—	860
Foreign currency translation (losses) gains	—	(1,857)	(1,857)	—	403	403
Income tax effect — expense	—	4	4	—	—	—
Net of tax	166	(1,853)	(1,687)	860	403	1,263
Net current-year other comprehensive income (loss)	166	(1,853)	(1,687)	860	403	1,263
Balance, end of the period	$(392)	$(4,446)	$(4,838)	$(2,640)	$(4,221)	$(6,861)

(1) There were no unrealized gains or losses recorded in connection with the Company’s non-marketable debt securities as of March 31, 2024.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
AETR for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Jurisdictions with tax assets for which the Company believes a tax benefit cannot be realized are excluded from the computation of its AETR.
The Company’s provision for income taxes was $3.6 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023. The effective tax rate was 24.8% for the three months ended March 31, 2024, compared to 1.0% for the three months ended March 31, 2023. The change in effective tax rate was primarily attributable to an increase in tax expense due to profit increase and a decrease in excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction.
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
As of March 31, 2024, the Company maintains a valuation allowance primarily against its California R&D tax credit DTAs for which the Company does not believe a tax benefit is more likely than not to be realized due to the computation of California taxes under the single sales factor and non-conformity of the Section 174 capitalization rule.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of March 31, 2024.
12. Net Income per Share
The Company computed basic net income per share based on the weighted average number of shares of common stock outstanding during the period. The Company computed diluted net income per share based on the weighted average number of shares of common stock outstanding plus potentially dilutive common stock equivalents outstanding during the period. For the purposes of this calculation, stock options, restricted stock units, performance stock units, and stock sold through the ESPP are considered common stock equivalents.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$11,002	$8,562
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	38,717,334	38,186,342
Potential dilutive stock-based options and awards	670,025	889,046
Diluted	39,387,359	39,075,388
Net income per share:
Basic	$0.28	$0.22
Diluted	$0.28	$0.22
For the three months ended March 31, 2024 and 2023, outstanding stock-based awards of 26 thousand and 26 thousand shares, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive in the periods presented.
13. Interest and other income (expense), net

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table shows the components of interest and other income (expense), net for the three months ended March 31, 2024 and 2023 and (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$3,293	$970
Interest expense	(402)	(416)
Other income (expense), net(1)	(366)	90
Interest and other income, net	$2,525	$644

(1) Consists primarily of the effects of foreign currency gains or losses.
14. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
Certain changes in presentation were made to the Company’s revenues disaggregated by product categories for the period ended March 31, 2023 to conform to the presentation for the period ended March 31, 2024. During the year ended December 31, 2023, the Company made changes to its product categories to provide investors with more meaningful information to understand the performance of its business and strategic direction.
The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$209,644	$171,879
International	69,011	69,519
Total	$278,655	$241,398
The Company’s revenues disaggregated by product category for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Thrombectomy	$187,703	$144,980
Embolization and Access	90,952	96,418
Total	$278,655	$241,398
Performance Obligations
Delivery of products - The Company’s contracts with customers, other than the China licensing arrangements described below, typically contain a single performance obligation, delivery of the Company’s products. Satisfaction of that performance obligation occurs when control of the promised goods transfers to the customer, which is generally upon shipment or receipt by customer for non-consignment sale agreements and upon utilization for consignment sale agreements.
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of March 31, 2024 and 2023.
Product returns - The Company may allow customers to return products purchased at the Company’s discretion. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three months ended March 31, 2024 and 2023, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets and liabilities
The following information summarizes the Company’s contract assets and liabilities (in thousands):

	March 31, 2024	December 31, 2023
Contract assets	$18,000	$18,000
Contract liabilities	$7,261	$6,496
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
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its partner in China, the Company agreed to license the technology for certain products to its partner in China to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China on substantially the same terms as the existing license arrangement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three months ended September 30, 2023, the Company entered into an additional licensing arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products. During the three months ended March 31, 2024, the Company entered into another licensing agreement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Since our founding in 2004, we have invested heavily in our product development and commercial expansion that has established the foundation of our global organization. We have successfully developed, obtained regulatory clearance or approval for, and introduced products into the thrombectomy market since 2007, access market since 2008, embolization market since 2011, neurosurgical market since 2014, and immersive healthcare market since 2020.
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
To address the challenging and significant clinical needs of our key markets, we have developed products that fall into the following broad product families:
Our thrombectomy products fall into two broad product families:
•Peripheral thrombectomy - INDIGO System, including Lightning, Bolt and CAT RX, designed for continuous or modulated aspiration, computer-assisted vacuum thrombectomy, including aspiration catheters, microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, separators, aspiration pump and accessories, including delivery catheters used in peripheral thrombectomy procedures
•Neuro thrombectomy - Penumbra System, Penumbra RED, JET, ACE, and BMX, MAX catheters and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories
Our embolization and access products fall into four broad product families:
•Peripheral embolization - RUBY Coil System, Ruby LP, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)

•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400 and PAC400
•Access - delivery catheters, consisting of Neuron, Neuron MAX Select, BENCHMARK, BMX, DDC, PX SLIM and SENDit
•Neurosurgical - Artemis Neuro Evacuation Device
Our immersive healthcare products fall into one broad product family:
•REAL Immersive System - portfolio of products that leverages immersive computer-based technologies to deliver engaging, immersive therapeutics to promote better health, motor function and cognition
We support healthcare providers, hospitals and clinics in more than 100 countries. In the three months ended March 31, 2024 and 2023, 24.8% and 28.8% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $278.7 million and $241.4 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $37.3 million. We generated income from operations of $12.1 million and $8.0 million for the three months ended March 31, 2024 and 2023, respectively.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2024		2023
	(in thousands, except for percentages)
Revenue	$278,655	100.0%	$241,398	100.0%
Cost of revenue	97,516	35.0	90,326	37.4
Gross profit	181,139	65.0	151,072	62.6
Operating expenses:
Research and development	24,626	8.8	19,986	8.3
Sales, general and administrative	144,412	51.8	123,078	51.0
Total operating expenses	169,038	60.7	143,064	59.3
Income from operations	12,101	4.3	8,008	3.3
Interest and other income, net	2,525	0.9	644	0.3
Income before income taxes	14,626	5.2	8,652	3.6
Provision for income taxes	3,624	1.3	90	—
Net income	$11,002	3.9%	$8,562	3.5%

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Certain changes in presentation were made to the Company’s revenues disaggregated by product categories for the period ended March 31, 2023 to conform to the presentation for the period ended March 31, 2024. During the year ended December 31, 2023, the Company made changes to its product categories to provide investors with more meaningful information to understand the performance of its business and strategic direction.
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Thrombectomy	$187,703	$144,980	$42,723	29.5%
Embolization and Access	90,952	96,418	(5,466)	(5.7)%
Total	$278,655	$241,398	$37,257	15.4%
Revenue increased $37.3 million, or 15.4%, to $278.7 million in the three months ended March 31, 2024, from $241.4 million in the three months ended March 31, 2023. Overall revenue growth was primarily due to an increase in sales of our existing thrombectomy products.
Revenue from our global thrombectomy products increased $42.7 million, or 29.5%, to $187.7 million in the three months ended March 31, 2024, from $145.0 million in the three months ended March 31, 2023. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of sales and further market penetration of our existing products. This increase was driven by sales of our U.S. thrombectomy products, which increased by 35.2% in the three months ended March 31, 2024. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products decreased $5.5 million, or 5.7%, to $91.0 million in the three months ended March 31, 2024, from $96.4 million in the three months ended March 31, 2023. The decrease in our global embolization and access products was primarily driven by our international embolization and access products, which decreased by 11.6% in the three months ended March 31, 2024. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations:

	Three Months Ended March 31,				Change
	2024		2023		$	%
	(in thousands, except for percentages)
United States	$209,644	75.2%	$171,879	71.2%	$37,765	22.0%
International	69,011	24.8%	69,519	28.8%	(508)	(0.7)%
Total	$278,655	100.0%	$241,398	100.0%	$37,257	15.4%
Revenue from product sales in international markets decreased $0.5 million, or 0.7%, to $69.0 million in the three months ended March 31, 2024, from $69.5 million in the three months ended March 31, 2023. Revenue from international sales represented 24.8% and 28.8% of our total revenue for the three months ended March 31, 2024 and 2023, respectively.
Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Cost of revenue	$97,516	$90,326	$7,190	8.0%
Gross profit	$181,139	$151,072	$30,067	19.9%
Gross margin %	65.0%	62.6%
Gross margin increased by 2.4 percentage points to 65.0% in the three months ended March 31, 2024, from 62.6% in the three months ended March 31, 2023. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
R&D	$24,626	$19,986	$4,640	23.2%
R&D as a percentage of revenue	8.8%	8.3%
R&D expenses increased by $4.6 million, or 23.2%, to $24.6 million in the three months ended March 31, 2024, from $20.0 million in the three months ended March 31, 2023. The increase was primarily due to a $2.0 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth and a $1.3 million increase in product development and testing costs.
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
Sales, General and Administrative (“SG&A”)

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
SG&A	$144,412	$123,078	$21,334	17.3%
SG&A as a percentage of revenue	51.8%	51.0%
SG&A expenses increased by $21.3 million, or 17.3%, to $144.4 million in the three months ended March 31, 2024, from $123.1 million in the three months ended March 31, 2023. The increase was primarily due to a $6.4 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, $4.8 million in non-recurring litigation related expenses, including settlement costs and legal fees, associated with wage and hour complaints filed against the Company in 2023, a $3.0 million increase in costs related to marketing events, and a $2.1 million increase in other professional services.

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
Provision for income taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Provision for income taxes	$3,624	$90	$3,534	3,926.7%
Effective tax rate	24.8%	1.0%
Our provision for income taxes was $3.6 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023. Our effective tax rate was 24.8% for the three months ended March 31, 2024, compared to 1.0% for the three months ended March 31, 2023. The change in effective tax rate was primarily attributable to an increase in tax expense due to profit increase and a decrease in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction.
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

Liquidity and Capital Resources
As of March 31, 2024, we had $782.2 million in working capital, which included $223.1 million in cash and cash equivalents and $90.4 million in marketable investments. As of March 31, 2024, we held approximately 7.7% of our cash and cash equivalents in foreign entities.
We believe our current sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. We expect to continue to make investments as we launch new products, expand our manufacturing operations and information technology infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders, and could require us to agree to covenants that limit our operating flexibility.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$223,114	$167,486
Marketable investments	90,360	121,701
Accounts receivable, net	191,989	201,768
Accounts payable	32,454	27,155
Accrued liabilities	106,549	110,555
Working capital(1)	782,220	764,258

(1) Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash and cash equivalents at beginning of period	$167,486	$69,858
Net cash provided by operating activities	38,295	13,129
Net cash provided by investing activities	18,384	10,711
Net cash (used in) provided by financing activities	(794)	1,376
Cash and cash equivalents and at end of period	223,114	94,688
Net Cash Provided By Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-offs and write-downs, changes in deferred tax balances, and the effect of changes in working capital and other activities).
Net cash provided by operating activities was $38.3 million during the three months ended March 31, 2024 and consisted of consolidated net income of $11.0 million and non-cash items of $21.7 million, offset by net changes in operating assets and liabilities of $5.6 million. The change in operating assets and liabilities primarily relates to a decrease in accounts receivable of $8.5 million due to timing of invoicing and collections, an increase in accounts payable of $5.2 million due to timing of payments, and a decrease in prepaid expenses and other current and non-current assets of $4.6 million. This was partially offset by an increase in inventories of $11.6 million to support our growth and a decrease in accrued expenses and other non-current liabilities of $1.0 million due to timing of payments.
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
Net Cash Provided By Investing Activities
Net cash provided by investing activities relates primarily to purchases of marketable and non-marketable investments and capital expenditures, partially offset by proceeds from maturities of marketable investments.
Net cash provided by investing activities was $18.4 million during the three months ended March 31, 2024 and primarily consisted of $32.1 million in proceeds from maturities of marketable investments, net of purchases, partially offset by purchases of non-marketable investments of $10.0 million and capital expenditures of $5.8 million.
Net cash provided by investing activities was $10.7 million during the three months ended March 31, 2023 and primarily consisted of proceeds from maturities of marketable investments of $14.6 million, partially offset by capital expenditures of $3.9 million.
Net Cash (Used In) Provided By Financing Activities
Net cash (used in) provided by financing activities primarily relates to proceeds from exercises of stock options and issuances of common stock under our employee stock purchase plan, partially offset by payments of employee taxes related to vested restricted stock units and payments towards the reduction of our finance lease obligations.

Net cash used in financing activities was $0.8 million during the three months ended March 31, 2024 and primarily consisted of $0.6 million in payments towards finance leases and $0.4 million of payments of employee taxes related to vested restricted stock units, partially offset by proceeds from exercises of stock options of $0.2 million.
Net cash provided by financing activities was $1.4 million during the three months ended March 31, 2023 and primarily consisted of proceeds from exercises of stock options of $2.2 million, partially offset by $0.5 million in payments towards finance leases and $0.2 million of payments of employee taxes related to vested restricted stock units.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments as of March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Standards
For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, refer to Note “2. Summary of Significant Accounting Policies” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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
Interest Rate Risk. We had cash and cash equivalents of $223.1 million as of March 31, 2024, which consisted of funds held in money market funds, general checking and savings accounts. In addition, we had marketable investments of $90.4 million, which consisted primarily of corporate bonds, commercial paper, U.S. treasury securities, certificates of deposit, and U.S. states and municipalities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the three months ended March 31, 2024 was primarily impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2024 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “8. Commitments and Contingencies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported in, or new risk factors identified since the filing of, our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended March 31, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 7, 2024
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)