Form 10-Q
period 2024-09-30
Penumbra Inc
filed 2024-10-30
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 16, 2024, the registrant had 38,379,199 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$280,476	$167,486
Marketable investments	10,548	121,701
Accounts receivable, net of allowance for credit losses of $3,329 and $3,169 at September 30, 2024 and December 31, 2023, respectively	176,051	201,768
Inventories	393,413	388,023
Prepaid expenses and other current assets	31,265	36,424
Total current assets	891,753	915,402
Property and equipment, net	59,919	72,691
Operating lease right-of-use assets	180,923	188,756
Finance lease right-of-use assets	28,888	31,092
Intangible assets, net	6,920	71,056
Goodwill	166,355	166,270
Deferred taxes	105,851	85,158
Other non-current assets	38,514	25,880
Total assets	$1,479,123	$1,556,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,151	$27,155
Accrued liabilities	105,550	110,555
Current operating lease liabilities	12,068	11,203
Current finance lease liabilities	2,416	2,231
Total current liabilities	153,185	151,144
Non-current operating lease liabilities	189,960	197,229
Non-current finance lease liabilities	22,245	23,680
Other non-current liabilities	9,453	5,308
Total liabilities	374,843	377,361
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	38	39
Additional paid-in capital	1,079,193	1,047,198
Accumulated other comprehensive loss	(963)	(3,151)
Retained earnings	26,012	134,858
Total stockholders’ equity	1,104,280	1,178,944
Total liabilities and stockholders’ equity	$1,479,123	$1,556,305

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$301,039	$270,946	$879,097	$773,843
Cost of revenue	100,733	93,228	334,823	278,192
Gross profit	200,306	177,718	544,274	495,651
Operating expenses:
Research and development	25,205	20,958	74,773	62,481
Sales, general and administrative	139,737	125,920	426,052	376,433
Acquired in-process research and development	—	18,215	—	18,215
Impairment charge	—	—	76,945	—
Total operating expenses	164,942	165,093	577,770	457,129
Income (loss) from operations	35,364	12,625	(33,496)	38,522
Interest and other income, net	4,414	679	10,026	2,970
Income (loss) before income taxes	39,778	13,304	(23,470)	41,492
Provision for (benefit from) income taxes	10,251	4,090	(3,799)	4,756
Net income (loss)	$29,527	$9,214	$(19,671)	$36,736

Net income (loss) per share:
Basic	$0.76	$0.24	$(0.51)	$0.96
Diluted	$0.75	$0.23	$(0.51)	$0.94
Weighted average shares outstanding:
Basic	38,610,805	38,462,463	38,706,809	38,324,279
Diluted	39,178,227	39,219,966	38,706,809	39,183,635

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$29,527	$9,214	$(19,671)	$36,736
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	3,185	(2,359)	881	(1,302)
Net change in unrealized gains or losses on available-for-sale securities, net of tax	900	698	1,307	2,186
Total other comprehensive income (loss), net of tax	4,085	(1,661)	2,188	884
Comprehensive income (loss)	$33,612	$7,553	$(17,483)	$37,620

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	38,681,549	$39	$1,047,198	$(3,151)	$134,858	$1,178,944
Issuance of common stock	76,597	—	238	—	—	238
Shares held for tax withholdings	(1,732)	—	(421)	—	—	(421)
Stock-based compensation	—	—	15,455	—	—	15,455
Other comprehensive loss	—	—	—	(1,687)	—	(1,687)
Net income	—	—	—	—	11,002	11,002
Balance at March 31, 2024	38,756,414	$39	$1,062,470	$(4,838)	$145,860	$1,203,531
Issuance of common stock	28,043	—	61	—	—	61
Issuance of common stock under employee stock purchase plan	51,752	—	8,861	—	—	8,861
Shares held for tax withholdings	(428)	—	(89)	—	—	(89)
Stock-based compensation	—	—	9,277	—	—	9,277
Other comprehensive loss	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	(60,200)	(60,200)
Balance at June 30, 2024	38,835,781	$39	$1,080,580	$(5,048)	$85,660	$1,161,231
Issuance of common stock	45,678	—	484	—	—	484
Shares held for tax withholdings	(375)	—	(72)	—	—	(72)
Stock-based compensation	—	—	9,982	—	—	9,982
Repurchase of common stock(1)	(517,763)	(1)	(11,781)	—	(89,175)	(100,957)
Other comprehensive income	—	—	—	4,085	—	4,085
Net income	—	—	—	—	29,527	29,527
Balance at September 30, 2024	38,363,321	$38	$1,079,193	$(963)	$26,012	$1,104,280

(1) Refer to Note “11. Share Repurchase Program” for more information on the repurchase of common stock during the quarter ended September 30, 2024.

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,107,977	$38	$963,040	$(8,124)	$43,904	$998,858
Issuance of common stock	134,936	—	2,209	—	—	2,209
Shares held for tax withholdings	(813)	—	(204)	—	—	(204)
Stock-based compensation	—	—	13,781	—	—	13,781
Other comprehensive income	—	—	—	1,263	—	1,263
Net income	—	—	—	—	8,562	8,562
Balance at March 31, 2023	38,242,100	$38	$978,826	$(6,861)	$52,466	$1,024,469
Issuance of common stock	114,930	—	1,614	—	—	1,614
Issuance of common stock under employee stock purchase plan	51,264	—	8,385	—	—	8,385
Shares held for tax withholdings	(2,689)	—	(822)	—	—	(822)
Stock-based compensation	—	—	12,655	—	—	12,655
Other comprehensive income	—	—	—	1,282	—	1,282
Net income	—	—	—	—	18,960	18,960
Balance at June 30, 2023	38,405,605	$38	$1,000,658	$(5,579)	$71,426	$1,066,543
Issuance of common stock	95,927	—	834			834
Issuance of common stock in connection with asset acquisition(1)	71,211	—	17,227	—	—	17,227
Shares held for tax withholdings	(404)	—	(123)	—	—	(123)
Stock-based compensation	—	—	12,104	—	—	12,104
Other comprehensive loss	—	—	—	(1,661)	—	(1,661)
Net income	—	—	—		9,214	9,214
Balance at September 30, 2023	38,572,339	$38	$1,030,700	$(7,240)	$80,640	$1,104,138

(1) Refer to Note “6. Asset Acquisition” for more information on the impact of the asset acquisition during the quarter ended September 30, 2023.
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,671)	$36,736
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,314	20,218
Stock-based compensation	34,069	39,725
Impairment charge	76,945	—
Inventory write-downs	40,946	5,250
Deferred taxes	(20,939)	(35)
Acquired in-process research and development	—	18,215
Other	1,404	2,623
Changes in operating assets and liabilities:
Accounts receivable	23,365	(6,609)
Inventories	(45,992)	(46,466)
Prepaid expenses and other current and non-current assets	1,733	(10,288)
Accounts payable	6,035	2,054
Accrued expenses and other non-current liabilities	164	(351)
Net cash provided by operating activities	117,373	61,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition, net of cash acquired	—	(988)
Purchases of non-marketable investments	(10,000)	—
Purchases of marketable investments	(13,026)	(73,370)
Proceeds from maturities of marketable investments	125,816	46,070
Purchases of property and equipment	(15,811)	(11,568)
Other	1,600	(500)
Net cash provided by (used in) investing activities	88,579	(40,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	783	4,657
Proceeds from issuance of stock under employee stock purchase plan	8,861	8,385
Payment of employee taxes related to vested stock	(582)	(1,149)
Payments of finance lease obligations	(1,687)	(1,456)
Repurchase of common stock	(100,388)	—
Other	(61)	(155)
Net cash (used in) provided by financing activities	(93,074)	10,282
Effect of foreign exchange rate changes on cash and cash equivalents	112	(99)
NET INCREASE IN CASH AND CASH EQUIVALENTS	112,990	30,899
CASH AND CASH EQUIVALENTS—Beginning of period	167,486	69,858
CASH AND CASH EQUIVALENTS—End of period	$280,476	$100,757
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$1,941	$1,486
Right-of-use assets obtained in exchange for finance lease obligations	$437	$531
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,831	$1,275
Fair value of common stock issued as consideration in connection with an asset acquisition	$—	$17,227
Excise tax accrued on repurchase of common stock	$566	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$16,433	$14,985
Cash paid for income taxes	$14,367	$4,029
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Penumbra, Inc. (the “Company”), the world’s leading thrombectomy company, is focused on developing the most innovative technologies for challenging medical conditions such as ischemic stroke, venous thromboembolism such as pulmonary embolism, and acute limb ischemia. The Company’s broad portfolio, which includes computer assisted vacuum thrombectomy (CAVT), centers on removing blood clots from head-to-toe with speed, safety and simplicity. The Company focuses on developing, manufacturing and marketing novel products for use by specialist physicians and other healthcare providers to drive improved clinical and health outcomes. The Company believes that the cost-effectiveness of its products is attractive to its customers.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, the changes in its comprehensive income (loss) and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future annual or interim period. Certain changes in presentation were made to interest income (expense), net and other income (expense), net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 to conform to the presentation for the three and nine months ended September 30, 2024.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 22, 2024. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than changes to include the Company’s share repurchase policy in connection with an accelerated repurchase agreement that occurred during the three months ended September 30, 2024.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Share Repurchases
Shares of our common stock repurchased pursuant to our repurchase program are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value, as well as the portion due for excise taxes, is allocated to retained earnings on the consolidated balance sheets.
Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes— Improvements to Income Tax Disclosures. The standard enhances annual income tax disclosures, by requiring additional disaggregated information about an entity’s effective tax rate reconciliation and income taxes paid. The ASU adds guidance that requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold (5%). In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed the quantitative threshold. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued or made available for issuance. The Company is assessing the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of September 30, 2024.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company is assessing the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of September 30, 2024.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Marketable and Non-Marketable Investments
The Company’s marketable and non-marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable and non-marketable investments as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
Commercial paper	$2,781	$1	$—	$—	$2,782
U.S. treasury	7,779	—	(13)	$—	7,766
Total	10,560	1	(13)	—	10,548
Non-marketable investments:
Non-marketable debt securities	10,000	1,000	—	—	11,000
Total	10,000	1,000	—	—	11,000
Total	$20,560	$1,001	$(13)	$—	$21,548

	December 31, 2023
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
Commercial paper	$39,727	$32	$(3)	$—	$39,756
Certificate of Deposit	6,392	9	—	—	6,401
U.S. treasury	10,226	—	(160)	—	10,066
U.S. states and municipalities	2,950	—	(35)	—	2,915
Corporate bonds	62,964	29	(430)	—	62,563
Total	$122,259	$70	$(628)	$—	$121,701
As of September 30, 2024, the total amortized cost basis of the Company’s available-for-sale debt securities, excluding non-marketable debt securities, in an unrealized loss position exceeded its fair value by an immaterial amount. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. As of September 30, 2024, the Company’s non-marketable available-for sale debt securities were not in an unrealized loss position. During the three and nine months ended September 30, 2024, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more twelve months as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
U.S. treasury	2,804	(4)	4,963	(9)	7,767	(13)
Total	$2,804	$(4)	$4,963	$(9)	$7,767	$(13)

	December 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$16,241	$(3)	$—	$—	$16,241	$(3)
U.S. treasury	5,677	(54)	4,389	(106)	10,066	(160)
U.S. states and municipalities	—	—	2,915	(35)	2,915	(35)
Corporate bonds	15,945	(2)	30,912	(428)	46,857	(430)
Total	$37,863	$(59)	$38,216	$(569)	$76,079	$(628)
The contractual maturities of the Company’s marketable investments as of September 30, 2024 (in thousands):

	September 30, 2024
Marketable investments:	Amortized Cost	Fair Value
Due in one year	$7,753	$7,744
Due in one to five years	2,807	2,804
Total	$10,560	$10,548
Non-Marketable Investments
During the three months ended March 31, 2024, the Company completed a strategic investment in a privately held company. Under the terms of the investment, the Company paid $10.0 million in exchange for shares of Series B preferred stock which represented an immaterial investment in the outstanding equity securities of the privately held company. The Company determined that the investment did not meet the criteria to be accounted for as an equity method investment under ASC 323. The investment was accounted for as an available-for-sale debt security in accordance with ASC 320 as the preferred stock contains a contingent redemption feature at the Company’s option. The investment is included in other non-current assets on the condensed consolidated balance sheet and changes in fair value are recorded in total other comprehensive income (loss), net of tax.
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
Non-marketable investments classified within Level 3 of the fair value hierarchy are valued based on unobservable inputs that are supported by little or no market activity. Current financial information of private companies may not be available and consequently the Company estimates the fair value using inputs that are based on the best available information at the measurement date. Key inputs may include the most recent financial information, financial projections, and financing transactions available for the investee and other quantitative and qualitative factors. Additionally, based on the timing, volume, and other characteristics of the available information, the Company may supplement this information by using one or more valuation techniques, including market and income approaches. The Company did not hold any non-marketable investments classified within Level 3 as of September 30, 2023 or December 31, 2023.
The following table summarizes the changes in fair value of our Level 3 non-marketable debt securities for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Balance, beginning of the period	$10,096	$—
Total gains included in other comprehensive income (loss)	904	1,000
Purchases	—	10,000
Balance, end of the period	$11,000	$11,000
The Company did not hold any Level 3 marketable investments as of September 30, 2024 or December 31, 2023. During the nine months ended September 30, 2024 and 2023, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for marketable or non-marketable investments. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2024 or December 31, 2023.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$93,860	$—	$93,860
Certificate of deposit	—	22,859	—	22,859
Money market funds	80,349	—	—	80,349
U.S. treasury	5,371	—	—	5,371
Marketable investments:
Commercial paper	—	2,782	—	2,782
Certificate of deposit	—	—	—	—
U.S. treasury	7,766	—	—	7,766
Non-marketable investments:
Non-marketable investments	—	—	11,000	11,000
Total	$93,486	$119,501	$11,000	$223,987

	As of December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$86,991	$—	$—	$86,991
Marketable investments:
Commercial paper	—	39,756	—	39,756
Certificate of Deposit	—	6,401	—	6,401
U.S. treasury	10,066	—	—	10,066
U.S. states and municipalities	—	2,915	—	2,915
Corporate bonds	—	62,563	—	62,563
Total	$97,057	$111,635	$—	$208,692

4. Impairment and Restructuring Costs of Immersive Healthcare Asset Group
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended June 30, 2024, the Company made the strategic decision to explore alternative avenues for its Immersive Healthcare business; as a consequence to this decision, the Company tested the Immersive Healthcare asset group’s long-lived assets for impairment. Prior to the three months ended June 30, 2024, there were no events or circumstances that indicated the need to test for impairment.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
During the third quarter of 2024, the Company made the decision to wind down and exit its Immersive Healthcare business. As a result, during the three and nine months ended September 30, 2024, the Company incurred $5.0 million in restructuring and related charges for severance and other costs related to the wind down of the Immersive Healthcare business. These costs were included in research and development and sales, general and administrative within the condensed consolidated statements of operations. As of September 30, 2024, unpaid severance of $3.5 million was included in accrued liabilities within the condensed consolidated balance sheets.
The following table details the costs incurred during the three and nine months ended September 30, 2024 associated with the wind down of the Immersive Healthcare business (in thousands):

Three and Nine Months Ended September 30, 2024
Severance and other associated costs	$4,971
Total	$4,971
The following table details the change in accruals associated with the wind down of the Immersive Healthcare business as of September 30, 2024 (in thousands):

Severance and other associated costs
Balance as of January 1, 2024	$—
Cost incurred and charged to expense	4,971
Costs paid or otherwise settled	(1,444)
Balance as of September 30, 2024	$3,527
5. Balance Sheet Components
Inventories
The components of inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$126,574	$119,511
Work in process	40,540	34,489
Finished goods	226,299	234,023
Inventories	$393,413	$388,023
During the three months ended June 30, 2024, the Company recorded a $33.4 million charge to cost of revenue in the unaudited condensed consolidated statements of operations for the write-down of Immersive Healthcare inventory to net realizable value. Refer to Note “4. Impairment and Restructuring Costs of Immersive Healthcare Asset Group” for more details.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$47,724	$43,152
Furniture and fixtures	18,910	18,049
Leasehold improvements	36,476	29,241
Software	5,648	19,939
Computers	19,416	18,427
Construction in progress	3,683	3,535
Total property and equipment	131,857	132,343
Less: Accumulated depreciation and amortization	(71,938)	(59,652)
Property and equipment, net	$59,919	$72,691
During the three months ended June 30, 2024, the Company recorded an impairment of property and equipment charge of $18.0 million, primarily related to software. Refer to Note “4. Impairment and Restructuring Costs of Immersive Healthcare Asset Group” for more details.
Accrued Liabilities
The components of accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Payroll and employee-related expenses	$67,926	$65,395
Accrued expenses	15,181	11,711
Deferred revenue	1,214	6,985
Other accrued liabilities	21,229	26,464
Total accrued liabilities	$105,550	$110,555
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the nine months ended September 30, 2024 and twelve months ended December 31, 2023, respectively (in thousands):

	September 30, 2024	December 31, 2023
Balance at the beginning of the period	$5,755	$5,370
Accruals of warranties issued, net	(2,406)	1,865
Settlements of warranty claims	(1,359)	(1,480)
Balance at the end of the period	$1,990	$5,755
6. Asset Acquisition
On September 29, 2023 (the “Closing Date”), the Company acquired an In-Process Research and Development (“IPR&D”) asset in an asset acquisition. On the Closing Date, the Company recorded an $18.2 million charge to acquired IPR&D expense in the condensed consolidated statements of operations as the IPR&D asset had no alternative future use.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
7. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of September 30, 2024 and December 31, 2023 (in thousands, except weighted-average amortization period):

As of September 30, 2024	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology(1)	8.8 years	$83,289	$(83,289)	$—
Customer relationships	15.0 years	6,653	(3,215)	3,438
Trade secrets and processes	20.0 years	5,256	(1,774)	3,482
Total intangible assets	17.5 years	$95,198	$(88,278)	$6,920

(1)During the three months ended June 30, 2024, the Company recorded an impairment of developed technology charge of $58.9 million included within accumulated amortization in the table above. Refer to Note “4. Impairment and Restructuring Costs of Immersive Healthcare Asset Group” for more details.

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
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$66	$66	$197	$197
Sales, general and administrative(1)	110	2,487	5,083	7,461
Total	$176	$2,553	$5,280	$7,658

(1)This does not include the impairment charge of $58.9 million related to the Company’s Immersive Healthcare developed technology during the three months ended June 30, 2024. Refer to Note “4. Impairment and Restructuring Costs of Immersive Healthcare Asset Group” for more information.
8. Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2024 (in thousands):

Total Company
Balance as of December 31, 2023	$166,270
Foreign currency translation	85
Balance as of September 30, 2024	$166,355
Goodwill Impairment Review
The Company reviews goodwill for impairment annually on October 31, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company operates as one segment, which is the sole reporting unit of the Company, and therefore goodwill is tested for impairment at the consolidated level. Accordingly, when assessing whether an impairment test is required more frequently than on its annual testing date, the Company considers whether events or circumstances have taken place that indicate it is more likely than not that the Company’s enterprise fair value is less than the carrying amount of its one reporting unit, including goodwill. Due to the impairment of the Immersive Healthcare asset group during the three months ended June 30, 2024, the Company assessed the reporting unit for impairment and determined there was no impairment of goodwill. The Company also determined there were no impairment indicators as of September 30, 2024.
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
Royalty expense included in cost of sales for the three months ended September 30, 2024 and 2023 was $0.7 million and $0.7 million, respectively, and for the nine months ended September 30, 2024 and 2023, was $2.0 million and $2.0 million respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On April 7, 2023, a former contractor who had been retained by the Company through a third party staffing agency filed a putative class action lawsuit as well as a Private Attorney General Act (“PAGA”) representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the contractor and similarly situated Company contractors and employees in California, alleging various claims pursuant to the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Additionally, on April 10, 2023, a current employee of the Company filed a PAGA representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the employee and similarly situated Company employees in California, alleging similar claims. The complaints seek payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. Following mediation in April 2024, in May 2024 the parties entered into a formal agreement to settle the claims for an aggregate amount of $4.6 million, subject to approval by the court. The proposed settlement agreement was initially submitted to the court for preliminary approval on June 18, 2024, and the court granted preliminary approval of the settlement agreement on October 14, 2024. The Company recorded an accrual of $4.6 million in its financial statements for the three months ended March 31, 2024 related to these matters. There have been no changes to the accrual as of September 30, 2024.
10. Stockholders’ Equity
Common Stock
On September 29, 2023, the Company issued 71,211 shares of common stock as part of the total consideration transferred in connection with an asset acquisition. Refer to Note “6. Asset Acquisition” for more details.
Stock-based Compensation
Stock-based compensation expense is associated with restricted stock units (“RSUs”), RSUs with performance conditions (“PSUs”), stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”).
Certain PSUs granted to senior management during the nine months ended September 30, 2024, will vest subject to the achievement of pre-established financial performance targets for the year ending December 31, 2024, and continued service. The fair value of these PSUs is based on the closing price of the Company's common stock on the date of grant. Stock-based compensation costs associated with these PSUs are recognized over the requisite service period of 4.25 years using graded vesting which results in more accelerated expense recognition compared to traditional time-based vesting over the same vesting period. Each reporting period, the Company monitors the probability of achieving the performance targets and may adjust periodic stock-based compensation expense based on its determination of the likelihood of achieving these performance targets and the estimated number of shares of common stock that will vest. The actual number of PSUs awarded is based on the actual performance during the performance period compared to the performance targets.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,140	$1,428	$3,315	$3,900
Research and development	1,201	2,219	5,115	6,928
Sales, general and administrative	8,599	10,489	25,639	28,897
Total	$10,940	$14,136	$34,069	$39,725
As of September 30, 2024, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $45.8 million, which is expected to be recognized over a weighted average period of 2.5 years.
As of September 30, 2024, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $12.9 million, which is expected to be recognized over a weighted average period of 2.9 years.
The total stock-based compensation cost capitalized in inventory was $1.0 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively.
11. Share Repurchase Program
On August 5, 2024, the Company’s Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization expires on July 31, 2025.
Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association (the “Dealer”) to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. Under the ASR, the Company made an initial payment of $100.0 million to the Dealer and received an initial delivery of 473,962 shares of common stock. The ASR program concluded on September 16, 2024 and the Company received an additional 43,801 shares, which was determined using a price of 193.14 based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR, less a discount pursuant to the terms of the ASR. The Company received an aggregate of 517,763 shares of common stock for a total cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. Additionally, the Company recorded an excise tax of $0.6 million, which has been included in retained earnings as part of the cost basis of the stock repurchased, and accrued liabilities in the condensed consolidated balance sheets.
All shares repurchased were immediately retired and reduced the weighted-average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share. The forward contract upon final settlement did not impact weighted average common shares outstanding used in the computation of diluted earnings per share. As of September 30, 2024, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization.
12. Accumulated Other Comprehensive Loss
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(247)	$96	$(4,897)	$(5,048)	$(2,012)	$—	$(3,567)	$(5,579)
Other comprehensive loss before reclassifications:
Unrealized gains — investments	234	904	—	1,138	698	—	—	698
Foreign currency translation gains (losses)	—	—	3,185	3,185	—	—	(2,359)	(2,359)
Income tax effect — expense	(238)	—	—	(238)	—	—	—	—
Net of tax	(4)	904	3,185	4,085	698	—	(2,359)	(1,661)
Net current-year other comprehensive income (loss)	(4)	904	3,185	4,085	698	—	(2,359)	(1,661)
Balance, end of the period	$(251)	$1,000	$(1,712)	$(963)	$(1,314)	$—	$(5,926)	$(7,240)

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(558)	$—	$(2,593)	$(3,151)	$(3,500)	$—	$(4,624)	$(8,124)
Other comprehensive loss before reclassifications:
Unrealized gains — investments	545	1,000	—	1,545	2,186	—	—	2,186
Foreign currency translation gains (losses)	—	—	877	877	—	—	(1,302)	(1,302)
Income tax effect — expense	(238)	—	4	(234)	—	—	—	—
Net of tax	307	1,000	881	2,188	2,186	—	(1,302)	884
Net current-year other comprehensive income	307	1,000	881	2,188	2,186	—	(1,302)	884
Balance, end of the period	$(251)	$1,000	$(1,712)	$(963)	$(1,314)	$—	$(5,926)	$(7,240)
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
During the three months ended June 30, 2024, the Company recorded a pre-tax impairment charge of $76.9 million for finite-lived intangible assets, property and equipment, and another $33.4 million charge to cost of revenue. Refer to Note “4. Impairment and Restructuring Costs of Immersive Healthcare Asset Group” for more information. According to ASC 740-270-30-8 guidance for significant unusual or infrequently occurring items that are separately reported, the $26.5 million income tax benefit as a result of the impairment charge was excluded from the calculation of the Company’s estimated annual effective tax rate.
The Company’s provision for income taxes was $10.3 million for the three months ended September 30, 2024, which was primarily due to tax expenses attributable to its worldwide profits. The Company’s benefit from income taxes was $3.8 million for the nine months ended September 30, 2024, which was primarily due to a discrete tax benefit from the impairment charge related to the Immersive Healthcare asset group, partially offset by tax expenses attributable to its worldwide profits.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s provision for income taxes was $4.1 million and $4.8 million for the three and nine months ended September 30, 2023, respectively, which was primarily due to tax expenses attributable to its worldwide profits and a discrete tax charge resulting from non-deductible acquired in-process research and development expense associated with the asset acquisition, offset by excess tax benefits from stock-based compensation attributable to its U.S. jurisdiction.
The Company’s effective tax rate decreased to 25.8% for the three months ended September 30, 2024, from 30.7% for the three months ended September 30, 2023, primarily due to a discrete tax charge resulting from the non-deductible acquired in-process research and development expense associated with an asset acquisition in 2023. The effective tax rate increased to 16.2% for the nine months ended September 30, 2024, from 11.5% for the nine months ended September 30, 2023, primarily due to decrease in excess tax benefits from stock-based compensation attributable to the U.S. jurisdiction in 2024.
Significant domestic deferred tax assets (“DTAs”) were generated in recent years, primarily due to excess tax benefits from stock option exercises and vesting of restricted stock units. The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of September 30, 2024, the Company maintains a valuation allowance primarily against its California R&D tax credit DTAs for which the Company does not believe a tax benefit is more likely than not to be realized due to the computation of California taxes under the single sales factor and non-conformity of the Section 174 capitalization rule.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of September 30, 2024.
14. Net Income (Loss) per Share
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$29,527	$9,214	$(19,671)	$36,736
Denominator:
Weighted average shares used to compute net income (loss) attributable to common stockholders:
Basic	38,610,805	38,462,463	38,706,809	38,324,279
Potential dilutive stock-based options and awards	567,422	757,503	—	859,356
Diluted	39,178,227	39,219,966	38,706,809	39,183,635
Net income (loss) per share:
Basic	$0.76	$0.24	$(0.51)	$0.96
Diluted	$0.75	$0.23	$(0.51)	$0.94
For the three months ended September 30, 2024 and 2023, outstanding stock-based awards of 11 thousand and 13 thousand shares, respectively, and for the nine months ended September 30, 2024 and 2023 outstanding stock-based awards of 1,226 thousand and 11 thousand shares, respectively, were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive in the relevant periods.
15. Interest and other income (expense), net

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table shows the components of interest and other income (expense), net for the three and nine months ended September 30, 2024 and 2023 and (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$3,465	$1,565	$10,414	$3,819
Interest expense	(336)	(442)	(1,081)	(1,303)
Other income (expense), net(1)	1,285	(444)	693	454
Interest and other income, net	$4,414	$679	$10,026	$2,970

(1)Consists primarily of the effects of foreign currency gains or losses.
16. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
Certain changes in presentation were made to the Company’s revenues disaggregated by product categories for the period ended September 30, 2023 to conform to the presentation for the period ended September 30, 2024. During the year ended December 31, 2023, the Company made changes to its product categories to provide investors with more meaningful information to understand the performance of its business and strategic direction.
The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$226,326	$194,816	$654,150	$553,467
International	74,713	76,130	224,947	220,376
Total	$301,039	$270,946	$879,097	$773,843
The Company’s revenues disaggregated by product category for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Thrombectomy	$204,141	$179,080	$595,346	$486,563
Embolization and Access	96,898	91,866	283,751	287,280
Total	$301,039	$270,946	$879,097	$773,843
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of September 30, 2024 and 2023.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three and nine months ended September 30, 2024 and 2023, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets and liabilities
The following information summarizes the Company’s contract assets and liabilities (in thousands):

	September 30, 2024	December 31, 2023
Contract assets	$18,000	$18,000
Contract liabilities	$545	$6,496
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Revenue recognized during the three and nine months ended September 30, 2024 relating to contract liabilities as of June 30, 2024 and December 31, 2023 was $3.1 million and $6.0 million, respectively.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Penumbra, the world’s leading thrombectomy company, is focused on developing the most innovative technologies for challenging medical conditions such as ischemic stroke, venous thromboembolism such as pulmonary embolism, and acute limb ischemia. Our broad portfolio, which includes computer assisted vacuum thrombectomy (CAVT), centers on removing blood clots from head-to-toe with speed, safety and simplicity. Our team focuses on developing, manufacturing and marketing novel products for use by specialist physicians and healthcare providers to drive improved clinical and health outcomes. We believe that the cost-effectiveness of our products is attractive to our customers.
Since our founding in 2004, we have invested heavily in our product development and commercial expansion that has established the foundation of our global organization. We have successfully developed, obtained regulatory clearance or approval for, and introduced products into the thrombectomy market since 2007, access market since 2008, embolization market since 2011, and neurosurgical market since 2014, and operated in the immersive healthcare market from 2020 until September 2024.
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
During the nine months ended September 30, 2024, we made the strategic decision to explore alternative avenues for our Immersive Healthcare business, and as a result we recorded an impairment charge of $110.3 million related to our Immersive Healthcare asset group. Refer to Note “4. Impairment and Restructuring Costs of Immersive Healthcare Asset Group” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details. During the three months ended September 30, 2024, we permanently ceased sales of our Immersive Healthcare products and related commercial operations.
To address the challenging and significant clinical needs of our key markets, we have developed products that fall into the following broad product families:

Our thrombectomy products fall into two broad product families:
•Peripheral thrombectomy - INDIGO System, including Lightning, Bolt and CAT RX, designed for continuous or modulated aspiration, computer assisted vacuum thrombectomy, including aspiration catheters, microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, separators, aspiration pump and accessories, including delivery catheters used in peripheral thrombectomy procedures
•Neuro thrombectomy - Penumbra System, including Penumbra RED, JET, ACE, BMX, and MAX catheters and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories
Our embolization and access products fall into four broad product families:
•Peripheral embolization - RUBY Coil System, Ruby LP, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400, PAC400 and SwiftPAC Coil
•Access - delivery catheters, consisting of Neuron, Neuron MAX Select, BENCHMARK, BMX, DDC, PX SLIM, SENDit and MidWay
•Neurosurgical - Artemis Neuro Evacuation Device
By pioneering these innovations, we support healthcare providers, hospitals and clinics in more than 100 countries, working to improve patient outcomes and quality of life. In the nine months ended September 30, 2024 and 2023, 25.6% and 28.5% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $879.1 million and $773.8 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $105.3 million. We generated a loss from operations of $33.5 million and income from operations of $38.5 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$301,039	100.0%	$270,946	100.0%	$879,097	100.0%	$773,843	100.0%
Cost of revenue	100,733	33.5	93,228	34.4	334,823	38.1	278,192	35.9
Gross profit	200,306	66.5	177,718	65.6	544,274	61.9	495,651	64.1
Operating expenses:
Research and development	25,205	8.4	20,958	7.7	74,773	8.5	62,481	8.1
Sales, general and administrative	139,737	46.4	125,920	46.5	426,052	48.5	376,433	48.6
Acquired in-process research and development	—	—	18,215	6.7	—	—	18,215	2.4
Impairment charge	—	—	—	—	76,945	8.8	—	—
Total operating expenses	164,942	54.8	165,093	60.9	577,770	65.8	457,129	59.1
Income (loss) from operations	35,364	11.7	12,625	4.7	(33,496)	(3.8)	38,522	5.0
Interest and other income, net	4,414	1.5	679	0.2	10,026	1.1	2,970	0.4
Income (loss) before income taxes	39,778	13.2	13,304	4.9	(23,470)	(2.7)	41,492	5.4
Provision for (benefit from) income taxes	10,251	3.4	4,090	1.5	(3,799)	(0.4)	4,756	0.6
Net income (loss)	$29,527	9.8%	$9,214	3.4%	$(19,671)	(2.3)%	$36,736	4.7%

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Certain changes in presentation were made to the Company’s revenues disaggregated by product categories for the period ended September 30, 2023 to conform to the presentation for the period ended September 30, 2024. During the year ended December 31, 2023, the Company made changes to its product categories to provide investors with more meaningful information to understand the performance of its business and strategic direction.
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Thrombectomy	$204,141	$179,080	$25,061	14.0%
Embolization and Access	96,898	91,866	5,032	5.5%
Total	$301,039	$270,946	$30,093	11.1%
Revenue increased $30.1 million, or 11.1%, to $301.0 million in the three months ended September 30, 2024, from $270.9 million in the three months ended September 30, 2023. Overall revenue growth was primarily due to an increase in sales of our existing thrombectomy products.
Revenue from our global thrombectomy products increased $25.1 million, or 14.0%, to $204.1 million in the three months ended September 30, 2024, from $179.1 million in the three months ended September 30, 2023. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of further market penetration of our existing products. Sales of our U.S. thrombectomy products increased by 21.2% in the three months ended September 30, 2024. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $5.0 million, or 5.5%, to $96.9 million in the three months ended September 30, 2024, from $91.9 million in the three months ended September 30, 2023. The increase in our global embolization and access products was primarily driven by sales of our U.S. embolization and access products, which increased by 5.3% in the three months ended September 30, 2024. Prices for our embolization and access products remained substantially unchanged during the period.

Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Change
	2024		2023		$	%
	(in thousands, except for percentages)
United States	$226,326	75.2%	$194,816	71.9%	$31,510	16.2%
International	74,713	24.8%	76,130	28.1%	(1,417)	(1.9)%
Total	$301,039	100.0%	$270,946	100.0%	$30,093	11.1%
Revenue from product sales in international markets decreased $1.4 million, or 1.9%, to $74.7 million in the three months ended September 30, 2024, from $76.1 million in the three months ended September 30, 2023. Revenue from international sales represented 24.8% and 28.1% of our total revenue for the three months ended September 30, 2024 and 2023, respectively.
Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Cost of revenue	$100,733	$93,228	$7,505	8.1%
Gross profit	$200,306	$177,718	$22,588	12.7%
Gross margin %	66.5%	65.6%
Gross margin increased by 0.9 percentage points to 66.5% in the three months ended September 30, 2024, from 65.6% in the three months ended September 30, 2023. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future. Our manufacturing team will focus on ramping up our volume, while driving our productivity and efficiency for our new product launches expected in the fourth quarter.
Research and Development (“R&D”)

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
R&D	$25,205	$20,958	$4,247	20.3%
R&D as a percentage of revenue	8.4%	7.7%
R&D expenses increased by $4.2 million, or 20.3%, to $25.2 million in the three months ended September 30, 2024, from $21.0 million in the three months ended September 30, 2023. The increase was primarily due to $2.6 million of one-time expenses in connection with the wind down of the Immersive Healthcare business and a $0.8 million increase in personnel-related expenses.
As a result of the wind down of the Immersive Healthcare business, we expect to create R&D expense savings of approximately $17.0 million per year moving forward. We have continued to make investments, and plan to continue to make investments, in the development of our products. As part of our ongoing investment in the development of our products, we may incur additional expenses related to research and development milestones. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development, which may include additional personnel-related expenses in conjunction with the launch of new products.

Sales, General and Administrative (“SG&A”)

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
SG&A	$139,737	$125,920	$13,817	11.0%
SG&A as a percentage of revenue	46.4%	46.5%
SG&A expenses increased by $13.8 million, or 11.0%, to $139.7 million in the three months ended September 30, 2024, from $125.9 million in the three months ended September 30, 2023. The increase was primarily due to a $6.9 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, $2.3 million of one-time expenses in connection with the wind down of the Immersive Healthcare business, a $2.1 million increase in other professional services, and a $1.9 million increase in costs related to marketing events. This was partially offset by a $2.4 million decrease in amortization expense of finite lived intangible assets acquired in connection with the Sixense acquisition due to the impairment of long-lived assets associated with the Immersive Healthcare business in the second quarter of 2024.
As a result of the wind down of the Immersive Healthcare business, we expect to create SG&A expense savings of approximately $23.0 million per year moving forward. As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees in critical roles that support our strategic initiatives. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments to support the business.
Acquired In-Process Research and Development

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$—	$18,215	$(18,215)	not meaningful
Acquired in-process research and development as a percentage of revenue	—%	6.7%
There were no acquired IPR&D charges during the three months ended September 30, 2024. During the third quarter of the prior year, we recorded an $18.2 million acquired IPR&D charge in connection with an asset acquisition. Refer to Note “6. Asset Acquisition” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
Provision for income taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Provision for income taxes	$10,251	$4,090	$6,161	150.6%
Effective tax rate	25.8%	30.7%
Our provision for income taxes was $10.3 million for the three months ended September 30, 2024, which was primarily due to tax expenses attributable to our worldwide profits. Our provision for income taxes was $4.1 million for the three months ended September 30, 2023, which was primarily due to tax expenses attributable to our worldwide profits and a discrete tax charge resulting from the non-deductible IPR&D charge associated with an asset acquisition, offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction.
Our effective tax rate decreased to 25.8% for the three months ended September 30, 2024, from 30.7% for the three months ended September 30, 2023, primarily due to tax expense associated with the non-deductible acquired in-process research and development expenses in 2023.
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

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Thrombectomy	$595,346	$486,563	$108,783	22.4%
Embolization and Access	283,751	287,280	(3,529)	(1.2)%
Total	$879,097	$773,843	$105,254	13.6%
Revenue increased $105.3 million, or 13.6%, to $879.1 million in the nine months ended September 30, 2024, from $773.8 million in the nine months ended September 30, 2023. Overall revenue growth was primarily due to an increase in sales of our new and existing thrombectomy products.
Revenue from our global thrombectomy products increased $108.8 million, or 22.4%, to $595.3 million in the nine months ended September 30, 2024, from $486.6 million in the nine months ended September 30, 2023. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of further market penetration of our existing products. Sales of our U.S. thrombectomy products increased by 26.6% in the nine months ended September 30, 2024. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products decreased $3.5 million, or 1.2%, to $283.8 million in the nine months ended September 30, 2024, from $287.3 million in the nine months ended September 30, 2023. The decrease in our global embolization and access products was primarily driven by our international embolization and access products, which decreased by 6.0% in the nine months ended September 30, 2024, partially offset by a 1.4% increase in sales of our U.S. embolization and access products. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,				Change
	2024		2023		$	%
	(in thousands, except for percentages)
United States	$654,150	74.4%	$553,467	71.5%	$100,683	18.2%
International	224,947	25.6%	220,376	28.5%	4,571	2.1%
Total	$879,097	100.0%	$773,843	100.0%	$105,254	13.6%
Revenue from sales in international markets increased $4.6 million, or 2.1%, to $224.9 million in the nine months ended September 30, 2024, from $220.4 million in the nine months ended September 30, 2023. Revenue from international sales represented 25.6% and 28.5% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively.

Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Cost of revenue	$334,823	$278,192	$56,631	20.4%
Gross profit	$544,274	$495,651	$48,623	9.8%
Gross margin %	61.9%	64.1%
Gross margin was 61.9% in the nine months ended September 30, 2024, including a one-time $33.4 million inventory impairment charge to cost of revenue in connection with the impairment of our Immersive Healthcare asset group (refer to Note “4. Impairment and Restructuring Costs of Immersive Healthcare Asset Group” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details), which compares to 64.1% in the nine months ended September 30, 2023. The impact of the one-time $33.4 million charge decreased our gross margin by 3.8 percentage points in the nine months ended September 30, 2024. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future. Our manufacturing team will focus on ramping up our volume, while driving our productivity and efficiency for our new product launches expected in the fourth quarter.
Research and Development (“R&D”)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
R&D	$74,773	$62,481	$12,292	19.7%
R&D as a percentage of revenue	8.5%	8.1%
R&D expenses increased by $12.3 million, or 19.7%, to $74.8 million in the nine months ended September 30, 2024, from $62.5 million in the nine months ended September 30, 2023. The increase was primarily due to a $4.0 million increase in personnel-related expenses, a $2.9 million increase in product development and testing costs, and $2.6 million in one-time expenses in connection with the wind down of the Immersive Healthcare business.
As a result of the wind down of the Immersive Healthcare business, we expect to create R&D expense savings of approximately $17.0 million per year moving forward. We have continued to make investments, and plan to continue to make investments, in the development of our products. As part of our ongoing investment in the development of our products, we may incur additional expenses related to research and development milestones. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of clinical trials and product development, which may include additional personnel-related expenses in conjunction with the launch of new products.

Sales, General and Administrative (SG&A)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
SG&A	$426,052	$376,433	$49,619	13.2%
SG&A as a percentage of revenue	48.5%	48.6%
SG&A expenses increased by $49.6 million, or 13.2%, to $426.1 million in the nine months ended September 30, 2024, from $376.4 million in the nine months ended September 30, 2023. The increase was primarily due to a $20.6 million increase in personnel-related expense driven by an increase in headcount and related expenses to support our growth, a $8.0 million increase in costs related to marketing events, and a $7.6 million increase in other professional services.
As a result of the wind down of the Immersive Healthcare business, we expect to create SG&A expense savings of approximately $23.0 million per year moving forward. As we continue to invest in our growth, we have expanded and may continue to expand our sales, marketing, and general and administrative teams through the hiring of additional employees in critical roles that support our strategic initiatives. In addition, we have experienced in the past, and may continue to experience in the future, variability in expenses incurred due to the timing and costs of investments to support the business.

Acquired In-Process Research and Development

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$—	$18,215	$(18,215)	not meaningful
Acquired in-process research and development as a percentage of revenue	—%	2.4%
There were no acquired IPR&D charges during the nine months ended September 30, 2024. During the third quarter of the prior year, we recorded an $18.2 million acquired IPR&D charge in connection with an asset acquisition. Refer to Note “6. Asset Acquisition” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.
Impairment Charge

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Impairment Charge	$76,945	$—	$76,945	100.0%
Impairment Charge as a percentage of revenue	8.8%	—%
During the nine months ended September 30, 2024, we recorded a $76.9 million impairment charge which was comprised of $58.9 million in finite lived intangible assets and $18.0 million in property and equipment, respectively, in connection with the impairment of our Immersive Healthcare asset group. See Note “4. Impairment and Restructuring Costs of Immersive Healthcare Asset Group” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(Benefit from) provision for income taxes

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(3,799)	$4,756	$(8,555)	(179.9)%
Effective tax rate	16.2%	11.5%
Our benefit from income taxes was $3.8 million for the nine months ended September 30, 2024, which was primarily due to a discrete tax benefit attributable to the impairment charge related to our Immersive Healthcare asset group, partially offset by tax expenses attributable to our worldwide profits. Our provision for income taxes was $4.8 million for the nine months ended September 30, 2023, which was primarily due to tax expenses attributable to our worldwide profits and a discrete tax charge resulting from the non-deductible IPR&D charge associated with an asset acquisition, offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction.
Our effective tax rate increased to 16.2% for the nine months ended September 30, 2024 from 11.5% for the nine months ended September 30, 2023, primarily due to decrease in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction in 2024.
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

Liquidity and Capital Resources
As of September 30, 2024, we had $738.6 million in working capital, which included $280.5 million in cash and cash equivalents and $10.5 million in marketable investments. As of September 30, 2024, we held approximately 8.8% of our cash and cash equivalents in foreign entities.
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
Share Repurchase Program
On August 5, 2024, the Company’s Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization expires on July 31, 2025. Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. As of September 30, 2024, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization. See Note “11. Share Repurchase Program” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Issuer Purchases of Equity Securities” in Part II, Item 2 of this Quarterly Report on Form 10-Q for more information.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$280,476	$167,486
Marketable investments	10,548	121,701
Accounts receivable, net	176,051	201,768
Accounts payable	33,151	27,155
Accrued liabilities	105,550	110,555
Working capital(1)	738,568	764,258

(1)Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash and cash equivalents at beginning of period	$167,486	$69,858
Net cash provided by operating activities	117,373	61,072
Net cash provided by (used in) investing activities	88,579	(40,356)
Net cash (used in) provided by financing activities	(93,074)	10,282
Cash and cash equivalents and at end of period	280,476	100,757
Net Cash Provided By Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, acquired in-process research and development, impairment charge, inventory write-offs and write-downs, changes in deferred tax balances, and the effect of changes in working capital and other activities).
Net cash provided by operating activities was $117.4 million during the nine months ended September 30, 2024 and consisted of consolidated net loss of $19.7 million and non-cash items of $151.7 million, offset by net changes in operating assets and liabilities of $14.7 million. The change in operating assets and liabilities primarily relates to an increase in inventories of $46.0 million to support our growth and an increase in accounts payable of $6.0 million, due to timing of payments. This was partially offset by a decrease in accounts receivable of $23.4 million due to timing of invoicing and collections, a decrease in prepaid expenses and other current and non-current assets of $1.7 million, and a decrease in accrued expenses and other non-current liabilities of $0.2 million due to timing of payments.
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
Net Cash Provided By (Used In) Investing Activities
Net cash provided by (used in) investing activities relates primarily to purchases of marketable and non-marketable investments, capital expenditures and payments in connection with asset acquisitions, partially offset by proceeds from maturities of marketable investments.
Net cash provided by investing activities was $88.6 million during the nine months ended September 30, 2024 and primarily consisted of $112.8 million in proceeds from maturities of marketable investments, net of purchases, partially offset by purchases of capital expenditures of $15.8 million and non-marketable investments of $10.0 million.
Net cash used in investing activities was $40.4 million during the nine months ended September 30, 2023 and primarily consisted of $27.3 million in purchases of marketable investments, net of proceeds from maturities, capital expenditures of $11.6 million and $1.0 million in payments in connection with an asset acquisition.
Net Cash (Used In) Provided By Financing Activities
Net cash (used in) provided by financing activities primarily relates to repurchases of our common stock and payments towards the reduction of our finance lease obligations, partially offset by proceeds from exercises of stock options and issuances of common stock under our employee stock purchase plan.

Net cash used in financing activities was $93.1 million during the nine months ended September 30, 2024 and primarily consisted of repurchases of common stock of $100.4 million, including legal and financial advisor fees, and $1.7 million in payments towards finance leases, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan of $8.9 million.
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
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments as of September 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Interest Rate Risk. We had cash and cash equivalents of $280.5 million as of September 30, 2024, which consisted of funds held in money market funds, U.S. treasury securities, and general checking and savings accounts. In addition, we had marketable investments of $10.5 million, which consisted primarily of U.S. treasury securities and commercial paper. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the nine months ended September 30, 2024 was primarily impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2024 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table summarizes the Company’s share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in millions)(1)(2)
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	473,962	$193.14	473,962	$108.5
September 1, 2024 - September 30, 2024	43,801	$193.14	43,801	$100.0
Total	517,763		517,763

(1)On August 13, 2024, the Company announced that on August 5, 2024, the Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization expires on July 31, 2025.

(2)On August 12, 2024, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of the Company’s common stock. During the three months ended September 30, 2024, the Company repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. As of September 30, 2024, the Company had remaining authority to purchase$100.0 million of its common stock under the share repurchase authorization. See Note “11. Share Repurchase Program” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended September 30, 2024, certain of our directors and officers adopted trading plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Trading Arrangements”). Each Rule 10b5-1 Trading Arrangement was entered into during an open trading window under our Securities Trading Policy. The following table presents the material terms of each Rule 10b5-1 Trading Arrangement adopted by our officers and directors during the three months ended September 30, 2024, other than terms with respect to the price at which the individual executing the Rule 10b5-1 Trading Arrangement is authorized to trade:

Name and Title of Officer or Director	Plan Action	Plan Action Date	Plan Duration	Total Securities to be Sold
Lambert Shiu, Chief Accounting Officer	Adoption	8/29/2024	11/29/2024 - 12/31/2024	2,452

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: October 30, 2024
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)