Form 10-K
period 2024-12-31
Penumbra Inc
filed 2025-02-18
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐  No:  ☒
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6.7 billion, based on the closing price as reported on the New York Stock Exchange as of such date.
As of February 4, 2025, the registrant had 38,515,949 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which is to be filed not more than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We attribute our success to our culture built on cooperation, our highly efficient product innovation process, our disciplined approach to product and commercial development, our deep understanding of our target end markets and our relationships with specialist physicians and other healthcare providers. We believe these factors have enabled us to rapidly innovate in a highly efficient manner.
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $1,194.6 million, $1,058.5 million and $847.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. This represents an annual increase of 12.9% and 25.0%, respectively. We generated income from operations of $9.3 million, $73.6 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024, we made the strategic decision to wind down and exit our Immersive Healthcare business, and as a result we incurred $115.3 million in impairment and other charges in connection with this decision. Refer to Note “4. Exit of Immersive Healthcare Business” to our consolidated financial statements in Part II, Item 8 of this Form 10-K. During the year ended December 31, 2024, we permanently ceased sales of our Immersive Healthcare products and related commercial operations.
Our results for the year ended December 31, 2022 were impacted by the COVID-19 pandemic, which impacted the performance of certain elective and semi-elective medical procedures, which were deferred to provide resources to fight the pandemic, as well as impacted global supply chains and labor markets, resulting in cost inflation and raw material supply constraints. While the impact of the pandemic has subsided due to the development and widespread availability of vaccines for COVID-19, we will continue to prioritize the health and safety of our employees and to operate under any protocols mandated by local and state authorities.

Our Markets
We concentrate on improving treatment outcomes for patients with certain forms of vascular disease. Vascular disease refers to any condition that affects the circulatory system and typically manifests as a blockage or rupture of an artery or a vein. When the treatment for vascular disease is performed from within a vessel, it is referred to as an endovascular procedure. Historically, we classified our end markets according to the anatomic location of the disorder and divided them into neuro, which included neurovascular and neurosurgical, and vascular, which included peripheral vascular and cardiovascular. To better align with our strategic priorities, beginning with the three months ended December 31, 2023 we began to classify our end markets based on the type of procedure being performed, and therefore divide our markets into thrombectomy, which includes products that treat conditions such as pulmonary embolism, deep vein thrombosis, acute limb ischemia, ischemic stroke and coronary disease, and embolization and access, which include products to treat aneurysms and to occlude vessels as well as products to access the vasculature.
We generated revenue of $815.5 million, $677.3 million and $511.1 million from our thrombectomy product category for the years ended December 31, 2024, 2023 and 2022, respectively. We generated revenue of $379.1 million, $381.2 million, and $336.0 million from our embolization and access product categories for the years ended December 31, 2024, 2023 and 2022, respectively. The Company designs, develops, manufactures and markets novel products, and operates as one operating segment.
While reliable third-party data is not available for many markets outside the United States, we believe there are substantial additional market opportunities for our thrombectomy and embolization and access products throughout the world.
Thrombectomy Market

The thrombectomy market is comprised of vascular diseases and disorders occurring in vessels throughout the body, including ischemic stroke, venous thromboembolism such as pulmonary embolism, acute limb ischemia, deep vein thrombosis, coronary disease and other conditions. Disruption of blood flow to the vasculature can have serious adverse consequences, including death and morbidity, and our solutions address the intervention of these diseases. There are approximately 2.15 million incidences of clot in the vasculature each year in the United States, the vast majority of which do not currently receive mechanical thrombectomy intervention. Studies have shown that patients treated with mechanical thrombectomy had improved functional outcomes compared with treatments such as tissue-type plasminogen activator (tPA) alone.
Some of the more common conditions we focus on are:
•Pulmonary Embolism (“PE”): PE is a condition that occurs when blood clots, which typically travel from the veins in the legs, get caught in the lungs. Approximately 1.2 million PEs occur annually worldwide. In the U.S., there are approximately 350,000 PEs per year causing approximately 50,000 annual deaths according to the Centers for Disease Control and Prevention. High- and intermediate-risk PEs, which are generally eligible for treatment with mechanical or computer assisted vacuum thrombectomy, represent approximately 44% of such PEs, or approximately 150,000 U.S. patients. We estimate there are approximately 800,000 annual PEs outside the U.S. and approximately 350,000 of them are massive or sub-massive, making them eligible for thrombectomy.
•Deep Vein Thrombosis (“DVT”): DVT occurs when a clot forms in a deep vein, usually in the leg and sometimes in the arm. Approximately 4 million DVTs occur annually worldwide. In the U.S., there are approximately 30,000 annual deaths caused by DVT according to the Centers for Disease Control and Prevention. Approximately 350,000 DVTs are eligible for treatment with mechanical or computer assisted vacuum thrombectomy in the U.S. We estimate there are approximately 2 million annual DVTs outside the U.S. that are eligible for thrombectomy.
•Acute Limb Ischemia (“ALI”): ALI occurs when the leg experiences an occlusion in an artery, caused either by a blood clot in the artery or by emboli from the heart or another place within the body that travel to the leg and cause an occlusion. It is estimated that approximately 2.5 million ALIs occur annually and that there are approximately 16 million ALI survivors worldwide. In the U.S., there are approximately 250,000 ALIs per year, which are generally eligible for treatment with mechanical or computer assisted vacuum thrombectomy, causing approximately 50,000 annual deaths according to the New England Journal of Medicine. We estimate there are approximately 2.25 million annual ALIs outside the U.S. that are eligible for thrombectomy.
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
•Acute Coronary Syndrome (“ACS”): ACS includes various conditions associated with sudden, reduced blood flow to the heart. One such condition is a heart attack (acute myocardial infarction or “AMI”), when cell death results in damaged or destroyed heart tissue. Heart attacks can often be associated with high thrombus burden in the coronary arteries. Approximately 8.5 million AMIs occur annually and there are approximately 23.5 million AMI survivors worldwide. In the U.S., there are approximately 500,000 AMIs per year causing approximately 350,000 annual deaths according to the American Heart Association. AMIs involving high thrombus burden, which are generally eligible for treatment with mechanical thrombectomy, represent approximately 60% of U.S. AMIs, or approximately 300,000 U.S. patients. We estimate there are approximately 8 million annual AMIs outside the U.S. that are eligible for mechanical thrombectomy.
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

Product Families		Key Product Brands
THROMBECTOMY	Peripheral	Indigo System Lightning Bolt CAT RX
	Neuro	Penumbra System Penumbra RED, SENDit, JET, ACE, BMX, and MAX catheters 3D Revascularization Device Penumbra ENGINE and other components and accessories
EMBOLIZATION & ACCESS	Peripheral Embolization	Ruby Coil System Ruby LP LANTERN POD (Penumbra Occlusion Device) Packing Coil Packing Coil LP
	Neuro Embolization	Penumbra Coil 400 POD400 PAC400 Penumbra SMART COIL SwiftPAC Coil
	Access	Neuron Neuron MAX BENCHMARK BMX DDC PX SLIM MIDWAY
	Neurosurgical Tools	Artemis Neuro Evacuation Device
Thrombectomy Products
Our thrombectomy products fall into the following broad product families:
Peripheral Thrombectomy Products
Indigo System
The Indigo System was designed for continuous, power aspiration of thrombus in the body, leveraging the success of the Penumbra System in ischemic stroke. Computer assisted vacuum thrombectomy leverages the power of continuous aspiration to augment the safety, speed and simplicity of thrombus removal, and is suited to a wide range of clot morphology in the peripheral arterial, peripheral venous, pulmonary arteries and coronary vasculature. The Indigo System is comprised of four principal components:
•Continuous Aspiration Mechanical Thrombectomy Catheters are robust, durable, trackable and suited for the peripheral and coronary anatomy. We have introduced multiple sizes of catheters for use in both the peripheral and coronary vasculature. CAT Catheters are available in a wide range of sizes and lengths to address a wide range of vessel sizes and clot locations.
•Computer Assisted Vacuum Thrombectomy (CAVT) Technology combines our CAT Catheters with microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, enabling physicians to focus on optimizing thrombus removal while helping to mitigate blood loss for arterial and venous applications including the treatment of pulmonary embolism.
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
In 2023, we launched Lightning Flash, an advanced mechanical thrombectomy system to address venous and pulmonary thrombus using CAVT technology, and Lightning Bolt 7, an advanced arterial thrombectomy system that uses CAVT technology, including modulated aspiration, to address conditions such as ALI, hibernating thrombus and visceral occlusions. In 2024, we launched Lightning Flash 2.0, our next generation technology featuring advanced Lightning Flash algorithms, designed for increased efficiency and sensitivity to thrombus and blood flow.
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
The Penumbra System Reperfusion Catheters, powered by Penumbra ENGINE or Penumbra Pump MAX, are designed for trackability and to maximize thrombus removal force. We believe these design features contribute to improved clinical outcomes and reduced procedure times. Penumbra System Reperfusion Catheters include the Penumbra RED, JET, ACE, BMX, and MAX families of catheters, designed to address a broad range of occlusions.
In 2021, we launched our RED family of catheters, which are designed with the latest innovations in tracking and aspiration technology to navigate complex distal vessel anatomy and deliver powerful aspiration, together with Penumbra ENGINE, for the removal of blood clots in acute ischemic stroke patients with large vessel occlusions. In 2022, we initiated the THUNDER Study, which is an Investigational Device Exemption (“IDE”) study designed to evaluate the safety and effectiveness of CAVT technology for neurovascular applications and which completed enrollment in September 2024. In 2023, we added to the RED family by launching the RED 43 catheter and RED 72 catheter with SENDit Technology.
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
Penumbra SwiftPAC Coil is a detachable coil, designed to treat patients with a wide range of neurovascular lesions. SwiftPAC Coil is engineered with a unique coil shape that enables dense coil packing in a vessel and comes in a range of lengths that can cover a variety of clinical scenarios. The length and volume of the coil are intended to reduce the total number of coils needed in a procedure.
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

The BENCHMARK family includes our BENCHMARK BMX Access System, which provides a larger internal diameter without increasing the outer diameter of the delivery catheter, enabling more working room for all neurovascular procedures while maintaining the same size access site as our Neuron MAX.
The MIDWAY intermediate catheter family, launched in 2024, consists of MIDWAY43 and MIDWAY62. Inspired by our RED catheter technology, MIDWAY intermediate catheters are designed to deliver a variety of microcatheters and embolization devices such as flow diverters, intrasaccular devices, stent systems, and delivery microcatheters for embolization cases, through our BENCHMARK and BMX guide catheters.
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
Manufacturing
We currently maintain our manufacturing facilities in Alameda and Roseville, California and currently produce substantially all of our products in-house. Our manufacturing facilities are International Organization for Standardization (“ISO”) 13485 compliant. We received ISO 13485:2016 certification of our Alameda facility in 2018 and successfully completed our most recent recertification audit in 2024. We received ISO 13485:2016 certification of our Roseville facility in 2020 and successfully completed our most recent recertification audit in 2024. In 2021, our Quality Management System was first audited to the European Union Medical Devices Regulation in support of product CE marking, and we successfully completed our most recent recertification audit in 2024. We participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan by a single auditing organization. We received our first MDSAP certification in 2018 and successfully completed our most recent recertification audit in 2024.
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
We currently sell our products in the United States through our dedicated salesforce. Our sales representatives and sales managers generally have substantial medical device experience and market our products directly to a variety of specialist physicians engaged in the treatment of vascular disorders, who are the end users of our products and significantly influence buying decisions in hospitals and other healthcare settings relating to medical devices. We are focused on developing strong relationships with specialist physicians and other healthcare providers and devote significant resources to training and educating physicians and other healthcare providers in the use and benefits of our products. The principal specialist physicians and other healthcare providers in our target end markets include:
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
We have continued licensing the technology to certain of our products to our existing distribution partner in China pursuant to a series of licensing arrangements entered into in December 2020, February 2022, September 2023 and March 2024, which permit our partner to manufacture and commercialize such products in China in exchange for fixed payments upon the transfer of the distinct licensed technology and upon the provision of related regulatory support, as well as, in certain cases, royalty payments on downstream sales of the licensed products. We believe these arrangements will allow us to monetize our technology while helping us to mitigate market risk.
Our direct sales have been, and we anticipate will continue to represent, a majority of our revenues. In 2024, direct sales accounted for approximately 87% of our revenue, with the balance generated by independent distributors that sell our products outside of the United States and by the arrangements with our partner in China, which include licensing royalty and distribution revenue.
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
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular medical devices. Our most notable competitors are Boston Scientific, Inari Medical, Medtronic, Stryker, Terumo and several private companies. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than we have. As a consequence, they are able to spend more on product acquisition, development, marketing, sales and other product initiatives than we can. We also compete with a number of smaller medical device companies that have single products or a limited range of products. Some of our competitors have:
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
As of December 31, 2024, we owned and/or had rights to 120 issued patents globally, of which 58 were U.S. patents. As of December 31, 2024, we owned and/or had rights to 55 pending patent applications, of which 29 were patent applications pending in the United States. Subject to payment of required maintenance fees, annuities and other charges, 16 of our issued patents are currently expected to expire between 2025 and 2026; 13 of these patents relate to components of the Penumbra System and the Indigo System. Thirty-seven of our issued patents, which relate to components of the Penumbra Coil 400, Ruby Coil System and Smart Coil System, are currently expected to expire between 2029 and 2037. Eighteen patents pertaining to the 3D Revascularization Device are projected to expire between 2032 and 2034. Some of our pending patent applications pertain to components and methods of use associated with currently commercialized products. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors-Risks Related to Our Intellectual Property” in this Form 10-K for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 45 U.S. trademark registrations and 225 foreign trademark registrations as of December 31, 2024. Included in the registered trademarks is a mark with our company name and logo.
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
United States
FDA’s Premarket Clearance and Approval Requirements
Prior to commercially distributing medical devices in the United States, either a prior premarket notification (or 510(k)) clearance, unless it is exempt, or a premarket approval (“PMA”) from FDA is required. Medical devices are classified into three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from premarket notification under Section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, postmarket surveillance, patient registries, and guidance documents. A manufacturer may be required to submit to FDA a premarket notification requesting clearance to commercially distribute some Class II devices. Medical devices which pose the greatest risk, such as life-sustaining or life-supporting devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are Class III devices. For most Class III devices, a PMA application will be required, subject to certain limited exceptions. FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner.
510(k) Clearance Pathway
When a 510(k) clearance is required, a premarket notification must be submitted to FDA demonstrating that the proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976. By regulation, a premarket notification must be submitted and receive 510(k) clearance from FDA before the device can be marketed in the United States. The Medical Device User Fee Amendments (“MDUFA”) performance goal for a traditional 510(k) clearance is 90 calendar days. As a practical matter, however, clearance often takes longer, because the review clock can be paused by FDA to allow time to resolve questions on the 510(k) file. To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the premarket notification demonstrates that the device does not raise new questions of safety and effectiveness. FDA may require further information, including clinical data, to make a determination of substantial equivalence. If FDA determines the device, or its intended use, is not substantially equivalent to a previously cleared device, the applicant may resubmit another 510(k) with new data, submit a De Novo Classification request, file a reclassification petition, or submit a PMA application for the device.
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
Once submitted, FDA has 180 days to review a PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. Also, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although FDA is not bound by the advisory panel decision, the panel’s recommendations are important to FDA’s overall decision making process. In addition, FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (“QSR”). FDA also may inspect one or more clinical sites to assure compliance with FDA’s regulations.
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
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, may require a new 510(k). FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and may disagree with a manufacturer’s determination. If FDA disagrees with the determination to not seek a new 510(k) clearance, FDA may retroactively require a 510(k) clearance or potentially require another pathway, such as a PMA. FDA could also require the manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance is obtained. Also, in these circumstances, there may be significant regulatory fines and penalties.
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
Regulatory Inspections
We are subject to periodic inspections by FDA related to the regulatory requirements that apply to medical devices designed and manufactured, and clinical trials sponsored, by us. When FDA conducts an inspection, the inspectors will identify any deficiencies in the form of a notice of inspectional observations, or FDA Form 483. If a notice of inspectional observations or deficiencies is received from FDA following an inspection, we would be required to respond in writing, and would be required to undertake corrective and/or preventive or other actions in order to address FDA’s concerns. Failure to address FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions.
European Union
Our medical devices are regulated in the European Union as medical devices per the European Union Medical Devices Regulation 2017/745, as amended (“EU MDR”). An authorized third party, also called a Notified Body, must approve products for CE marking, other than those which are categorized as class I self-certified. The CE mark is contingent upon continued compliance to the applicable regulations, harmonized standards and the quality system requirements of the EU MDR and the ISO 13485 standard.
Our medical devices were previously regulated per the European Union Directive (93/42/EEC), also known as the Medical Device Directive (the “MDD”). In May 2017, the EU MDR was published to replace the MDD and came into effect on May 26, 2021. We have updated our quality management system processes to meet the EU MDR requirements, which were successfully audited most recently in November 2024 by a Notified Body. We have also submitted technical documentation supporting all of the device families we intend to CE Mark under EU MDR to our Notified body and obtained CE Mark approvals for the majority of our product families. Due to the extension of the transitional period and removal of the “sell-off” periods under EU MDR pursuant to amendments enacted in March 2023, the transition dates for our devices holding CE certificates under MDD have been extended beyond the original expiration dates: Class IIb and III devices will be valid until December 31, 2027, and Class I and IIa devices will be valid until December 31, 2028. We expect to transition the remaining device families for CE marking under EU MDR prior to such deadlines, thereby allowing us to continue to supply our products to the market in the region covered by the EU MDR.
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
Human Capital Resources
As of December 31, 2024, we had approximately 4,500 employees worldwide. None of our U.S. employees are represented by a collective bargaining agreement. Some of our employees outside of the United States are subject to mandatory, industry-specific collective bargaining agreements or the protections of statutory works councils as required by local law. We have never experienced a work stoppage. We believe our employee relations are good.
In managing our business, we focus on a number of measures and objectives with respect to the attraction, development and retention of our employees that we believe are important to our business, including communication, compensation, professional development, inclusion, health, well-being and safety:
•We are proud to be an equal opportunity employer and remain committed to hiring the most qualified employees. These goals have produced a motivated, high-performing and inclusive employee population and leadership team: for example, as of December 31, 2024, nearly 50% of our employees are female, half of our senior management team are female, and more than 70% of our employee population in the United States are from a minority background. We believe that our employee population enhances employee engagement and stimulates innovation, and that people with different perspectives work better, share information more broadly and consider a wider range of views. We pride ourselves on our engaged workforce, which we believe has been and will continue to be a major contributor to our growth and innovation.
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

Facilities
We maintain approximately 610,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2024. The leases for these nine buildings expire at various times in 2036, subject to our option to renew certain leases for an additional five to fifteen years. We also lease approximately 210,000 square feet of office and manufacturing facilities in two buildings in Roseville, California. The leases for these two buildings expire in 2035, subject to our option to renew the leases for an additional five to ten years. An additional approximately 50,000 square feet of space in one of the buildings, located at 620 Roseville Parkway, will be added to the lease upon the completion of certain improvements to the premises, which are expected to commence in 2025. In addition, we lease approximately 70,000 square feet of warehouse space in Livermore, California, and approximately 100,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire at various times in 2025 to 2028. The lease for the Salt Lake City warehouse expires in 2027, subject to our option to renew the lease for an additional five years.
We also lease office and/or warehouse space in Germany, Italy, Brazil, Australia, Singapore, Japan, Hong Kong and Taiwan as of December 31, 2024. The office in Germany supports our direct sales operations in Europe as well as distributor relationships in Europe and the Middle East; the offices in Brazil, Australia, Singapore, Japan, Hong Kong and Taiwan support our sales and marketing efforts, including through our distribution partners, in Latin America, Australia and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing third-party logistics providers in the Netherlands and Australia.
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
The medical device market is highly competitive and is characterized by rapidly advancing technology. Product designs change often to adjust to shifting market preferences and other factors, and therefore product life cycles are relatively short. Our success and growth depends, in part, on our ability to anticipate technological advancements and competitive innovations and introduce new products to adapt to these advancements and innovations. Any delays in our product launches may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate from these products. To compete in the marketplace, we have made, and we must continue to make, substantial investments in new product development, whether internally through research and development or externally through licensing or acquisitions. We can give no assurance that we will be successful in identifying, developing or acquiring, and marketing new products or enhancing our existing products. We may experience delays in any phase of a new product launch, including during research and development, clinical trials, regulatory review, manufacturing and marketing. In addition, we can give no assurance that new products or alternative treatment techniques developed by competitors will not render our current or future products obsolete or inferior, technologically or economically. Our competition may respond more quickly to new or emerging technologies or a changing clinical landscape, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers and strategic partners.
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular devices. Our most notable competitors are Boston Scientific, Inari Medical, Medtronic, Stryker, Terumo and several private companies. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than us. We also compete with a number of smaller medical device companies that have a single product or a limited range of products. Our competitors may be able to spend more on product acquisition, development, marketing, sales and other product initiatives, or be more focused in their spending and activities, than we can. Some of our competitors have:
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
Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. If we are unable to achieve or maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode and we may be unable to achieve or maintain profitable operations in the future. Events beyond our control, such as pandemics, war or geopolitical instability, can impact global supply chains, resulting in an increase in the cost of certain raw materials and components used in our products. While we have taken steps to reduce our manufacturing costs and to increase efficiencies, there can be no assurance that such measures will be successful or will reduce our costs commensurate with the increase in the cost of raw materials and components. If we are unable to increase our pricing or reduce our manufacturing costs in response to increases in the cost of raw materials and components used in our products, our business, results of operations, financial condition and cash flows may be materially adversely affected.

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
Finally, some of our products are sterilized prior to use at a third-party sterilizer in the United States using ethylene oxide. The U.S. Environmental Protection Agency has proposed regulations aimed at reducing hazardous air pollutants, including emissions of ethylene oxide, and any future regulatory action that requires sterilization facilities to modify their sterilization processes to limit the use of ethylene oxide could impact the supply of sterilization services as well as the cost for such services. In addition, certain sterilization facilities in the United States have undergone temporary closures mandated by state agencies in recent years due to concerns over the impact of emissions of ethylene oxide from such facilities, and any future closures could lead to increased demand for sterilization services at the facilities we currently use to sterilize our products, which could prevent us from being able to sterilize our products at a pace sufficient to meet product demand and/or result in an increase in the cost of sterilization services. While we continue to work to improve our capacity and flexibility in connection with the sterilization of our products, any regulations that limit the use of ethylene oxide at, or any temporary or permanent closures of, sterilization facilities, including the facilities we currently use, could, due to the limited number of sterilization facilities and the time required to approve and license, and gain regulatory approval for us to use, a sterilization facility, impact our ability to obtain sterilization services on a timely basis or at commercially reasonable costs, which could materially adversely affect our results of operations.

We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs.
We currently produce substantially all of our products at our manufacturing facilities in Alameda and Roseville, California, and we can give no assurance that these facilities will be adequate for our future needs. We may need to expend significant capital resources and further increase the size of our manufacturing capabilities as we grow our business. We could, however, encounter problems related to:
•capacity constraints;
•production yields;
•quality control;
•equipment availability; and
•shortages of qualified personnel.
Our continuous product innovation may limit our ability to identify and implement manufacturing efficiencies. Failure to do so may reduce our ability to manufacture our products at commercially reasonable costs. If we are unable to manufacture our products in high volumes at commercially reasonable costs, it could materially affect our ability to fulfill customer orders on a timely basis, which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Maintaining a significant inventory of raw materials, components and finished goods, including coils, also subjects us to the risk of inventory excess and obsolescence, which may lead to a permanent write-down or write-off of our inventory. While in inventory, our components and finished goods may become obsolete, and we may over-estimate the amount of inventory needed, which may lead to excessive inventory. In these circumstances we would write-down or write-off our inventory and may be required to expend additional resources or be constrained in the amount of end product that we can produce. For example, during the three months ended June 30, 2024, we recorded a $33.4 million write-down of Immersive Healthcare inventory in connection with our strategic decision to explore alternative avenues for our Immersive Healthcare business. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire, resulting in a decrease in value and potentially a permanent write-down of our inventory. In addition, maintaining a significant inventory of raw materials, components and finished goods at our facilities requires us to invest resources to safeguard such inventory and presents risk of misappropriation. In the event that a substantial portion of our inventory becomes excess or obsolete, or is otherwise damaged, misappropriated or destroyed, it could materially adversely affect our results of operations.
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
In addition, the occurrence of an adverse event relating to our products, a product recall or a product liability claim against us may cause our stock price to decline, which could result in securities class action litigation claims against us. We were involved in one such lawsuit in 2021, which was voluntary dismissed without prejudice, and we may be the target of this type of litigation in the future. Any such litigation could result in substantial costs and a diversion of our management’s attention and resources.
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
Our reputation and competitive position may also be harmed by other publicly available information suggesting that our products are not safe. For example, we file adverse event reports under Medical Device Reporting obligations with the FDA that are publicly available on the FDA’s website. We are required to file Medical Device Reports if our products may have caused or contributed to a serious injury or death or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Any such negative publicity could harm our reputation and future sales.
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
For the years ended December 31, 2024, 2023 and 2022, we derived 24.5%, 28.5% and 30.2%, respectively, of our revenue from international sales. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets. This revenue and related operations will continue to be subject to the risks and challenges associated with international operations, including:
•reliance on distributors;
•varying coverage and reimbursement policies, processes and procedures;
•pricing impacts due to national and regional tenders, including value-based procurement practices and government-imposed payback provisions;
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
If we are unable to successfully address these challenges, we may not be able to grow our international sales and our results of operations may suffer as a result. For example, certain unique macroeconomic and geopolitical factors, including those as a result of the Russian invasion of Ukraine or conditions in the Middle East as a result of the Israel-Hamas conflict, may cause instability and volatility in the global financial markets and disruptions within the healthcare industry that may negatively impact our business. In addition, the United States federal government has imposed and/or threatened tariffs on goods imported from China, Mexico, Canada and certain other countries, which has resulted in retaliatory tariffs imposed and/or threatened by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs or other pricing pressures that we may not be able to offset or may otherwise adversely impact our business and results of operations.
Over the long term, we intend to grow our business internationally, and to do so we will need to spend substantial sums to expand or develop direct sales capabilities in existing and new geographic areas, generate additional sales through existing distributors or attract additional distributors, or enter into other arrangements with third parties in international markets to commercialize our products in such markets. In December 2020, we agreed to license the technology for certain of our products to our existing distribution partner in China to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of the distinct licensed technology and upon the provision of related regulatory support, as well as, in certain cases, royalty payments on downstream sales of the licensed products, which we expanded to include additional products in February 2022, September 2023 and March 2024. We can provide no assurance that this arrangement, which is novel for us, will be successful, or that we will benefit commercially from licensing our technology to a third party in exchange for fixed payments as opposed to selling our products through a distributor. In addition, transferring a portion of our technology to a partner based in China carries risks relating to the intellectual property being transferred. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk in doing business in China. Monitoring and preventing unauthorized use is difficult, and the measures we may take to protect our intellectual property rights may not be adequate to prevent misappropriation.
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
We have established a direct sales capability in the United States, most of Europe, Canada and Australia, which we have complemented with distributors in certain other international markets. Sales to distributors represented 13.2%, 16.7% and 18.7% of our revenue in 2024, 2023 and 2022, respectively. Our success outside of the United States, most of Europe, Canada and Australia depends largely upon marketing arrangements with distributors, in particular their sales expertise and their relationships with specialist physicians and affiliated hospitals in their geographic areas. Distributors may terminate their relationship with us, sell competitive products or devote insufficient sales efforts or other resources to our products. We do not control our distributors, and they may not be successful in implementing our marketing plans. In addition, many of our distributors initially obtain and maintain foreign regulatory approval for the sale of our products in their respective countries, and their efforts in obtaining and maintaining regulatory approval may not be as robust as we desire or expect. As our business grows, we may seek to expand or otherwise modify our arrangements with our existing distributors and/or retain the services of additional distributors. For example, in December 2020, we entered into an agreement to license the technology for certain of our products to our existing distribution partner in China to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of distinct the licensed technology and upon the provision of related regulatory support, as well as, in certain cases, royalty payments on downstream sales of the licensed products, which we expanded to include additional products in February 2022, September 2023 and March 2024. However, there can be no assurances that this arrangement, which is novel for us, or other similar arrangements that we may enter into in the future, will be successful. Our failure to maintain our relationships with our existing distributors or our partner in China, or our failure to recruit and retain additional skilled distributors in existing or new international markets, could have an adverse effect on our operations. If current or future distributors or our partner in China do not perform adequately, or if we lose a significant distributor or our partner in China, we may not be able to maintain existing levels of international revenue or realize expected long term international revenue growth. We have in the past experienced turnover with some of our distributors that has adversely affected sales in the countries in which those distributors operate. Similar occurrences could happen in the future.
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
We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Approximately 24.5%, 28.5%, and 30.2% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively, were derived from sales in non-U.S. markets, and we expect sales in non-U.S. markets to continue to represent a significant portion of our revenue. For direct sales in our international markets, we are paid by our customers in their local currency, which is primarily euros. For sales to distributors in our international markets, we are paid principally in either U.S. dollars or euros, with some sales being denominated in other currencies. Therefore, when the U.S. dollar strengthens relative to the euro or other local currency, our U.S. dollar reported revenue from non-U.S. dollar denominated sales will decrease, or we will need to increase our non-U.S. dollar denominated prices, which may not be commercially practical. Conversely, when the U.S. dollar weakens relative to the euro or other local currency, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows. For example, during 2022 the U.S. dollar strengthened relative to many local currencies in the non-U.S. markets where we do business, which adversely affected our U.S. dollar reported revenue.
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
If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to maintain or protect our information technology systems and data integrity effectively, if we fail to develop and implement new or upgraded systems to meet our business needs in a timely manner, or if we fail to anticipate, plan for or manage significant disruptions to these systems, our competitive position could be harmed, we could have operational disruptions, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, specialist physicians and other healthcare providers, have regulatory sanctions or penalties imposed or other legal problems, incur increased operating and administrative expenses, lose revenues as a result of a data privacy breach or theft of intellectual property or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
While having a contract with a GPO or IDN for a given product category can facilitate sales to members of that GPO or IDN, such contract positions can offer no assurance that any level of sales will be achieved, as sales are typically made pursuant to purchase orders. Even when a provider is the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN are generally free to purchase a certain percentage of such products from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause by the GPO or IDN upon 60 to 90 days’ notice. Accordingly, although we have multiple contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability.
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
FDA and other foreign regulatory authorities worldwide also conduct periodic inspections of our facilities to determine compliance with FDA’s QSR requirements, EU MDR requirements and all comparable foreign regulations. Product approvals or clearances by FDA can be withdrawn, and new product approvals or clearances by FDA and foreign regulatory bodies can be delayed, due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval or clearance of a product. In addition, state or federal legislation or regulations may impact key manufacturing processes, such as sterilization, which could require expensive and time-consuming changes to our manufacturing processes as well as the need for additional regulatory clearances or approvals. Failure to comply with regulatory requirements or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals or clearances, seizures or recalls of products (with the attendant expenses and adverse competitive impact), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.
If we modify our FDA cleared products, we may need to seek and obtain new clearances, which, if not granted, would prevent us from selling our modified products or require us to redesign our products.
A component of our strategy is to continue to modify and upgrade our medical devices that have been cleared by FDA. FDA requires device manufacturers to make a determination of whether a modification requires a clearance; however, FDA can review a manufacturer’s decision not to submit for additional clearances. Any modifications to an FDA cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use may require a new 510(k) clearance or potentially another pathway, such as a PMA. We may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our existing products in a timely manner, or at all. There can be no assurance that FDA will agree with our decisions not to seek clearances for particular device modifications. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made minor modifications to our medical devices in the past and may make additional minor modifications in the future that we believe do not or will not require additional clearances and are well documented within our design control procedure. If FDA requires new clearances or approvals for any modifications, and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to recall and to stop the manufacturing and marketing of the modified device until we obtain FDA approval or clearance, and we may be subject to significant regulatory fines or penalties, all of which could harm our results of operations and require us to redesign our products.
We may not receive necessary foreign regulatory approvals or clearances or otherwise comply with foreign regulations.
For the years ended December 31, 2024, 2023 and 2022, sales outside the United States accounted for approximately 24.5%, 28.5%, and 30.2%, respectively, of our total sales, and we expect sales in non-U.S. markets to continue to represent a significant portion of our revenue. Foreign regulatory bodies have established varying regulations. Specifically, the European Union has promulgated rules that require that medical device products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Although we have received CE markings for all of the medical devices we currently sell in the European Union, we can give no assurance that we will be able to obtain European Union approval for any of our future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.

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
We are required to register with FDA as a device manufacturer and as a result, we are subject to periodic inspection by FDA for compliance with FDA’s QSR requirements, which requires manufacturers of medical devices to adhere to certain requirements, including testing, quality control and documentation procedures. In addition, the U.S. federal Medical Device Reporting regulations require us to provide information to FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or has malfunctioned, and if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. We received certification to ISO 13485:2016 in 2018 and successfully completed our most recent recertification audit in 2024. Compliance with this standard is subject to continual review and is monitored through periodic inspections by our notified body. Some foreign countries, most notably Japan and Brazil, have similar requirements or may require inspections of our manufacturing facilities before approving a product for sale in their country. We participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan. We received our first MDSAP certification in 2018 and successfully completed our most recent recertification audit in 2024. Some of our suppliers are subject to the same or similar scrutiny. If we or our suppliers fail to adhere to QSR, ISO or other regulatory requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or approvals, recalls or other consequences, which could in turn have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
FDA and other regulatory agencies strictly regulate the promotional claims that may be made about medical devices. For example, devices cleared under section 510(k) cannot be marketed for any intended use that is outside of FDA’s substantial equivalence determination for such devices. Physicians nevertheless may use our products in the practice of medicine in a manner that is inconsistent with the intended use cleared by FDA. If we are found to have promoted such “off-label” uses, we may become subject to significant government fines and other related liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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
We own 45 trademarks, related to our company name, logo, products and technology, that are registered with the USPTO as well as 225 trademarks registered outside of the United States as of December 31, 2024. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. There is no guarantee we will be able to secure registration for any of our pending trademark applications with the USPTO or comparable foreign authorities. In addition, third parties have registered trademarks similar or identical to our trademarks, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries where such third parties have registered such trademarks or obtained such common law rights. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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
Since our initial public offering in September 2015, we have financed our business primarily through our operations and sales of our equity securities. We are unable to predict the extent of any future operating cash flows or whether we will be able to maintain or grow our profitability in the future. If we require additional financing to continue or expand our operations, for research and development, for acquisitions or for other purposes, we may determine to engage in equity or debt financings or incur other indebtedness. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If needed funds are not available in adequate amounts or on acceptable terms from additional financing sources, our business will be materially adversely affected.
By engaging in acquisitions and other business development arrangements, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.
We have in the past, and expect in the future, to seek to acquire additional businesses, assets, technologies or products to enhance our business if appropriate opportunities become available. In connection with any acquisitions, we could issue additional equity securities or convertible debt or equity-linked securities, which would dilute our stockholders and could cause us to incur substantial debt to fund the acquisitions or assume significant liabilities. For example, in October 2021 and September 2023 we completed acquisitions that were paid in the form of shares of our common stock and/or options to purchase our common stock.
Acquisitions involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with current and/or prospective customers and/or suppliers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. Acquisitions may also require us to record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, or incur write-offs and restructuring and other related expenses, any of which could harm our results of operations and financial condition. For example, in 2024 we incurred $115.3 million in impairment and other charges in connection with a decision to wind down and exit our Immersive Healthcare business. If we fail in our integration efforts with respect to any of our acquisitions and are unable to efficiently operate as a combined organization, our business and financial condition may be adversely affected.
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
In addition, changes in tax law or in our underlying profitability may negatively or positively impact our financial outlook of operations, which could lead to a corresponding charge or benefit to income taxes attributable to adjustments to the valuation allowance recorded against our deferred tax assets (“DTAs”) on our consolidated balance sheets. The tax charge or benefit resulting from such change in valuation allowance could result in fluctuations in our effective tax rate and have a material negative impact on our financial condition and results of operations.
Risks Relating to Securities Markets and Investment in Our Common Stock
The price of our common stock may be volatile, and you could lose all or part of your investment.
The trading price of our common stock has been and is likely to continue to be volatile. From January 1, 2024 through December 31, 2024, our closing stock price as reported on The New York Stock Exchange (“NYSE”) has ranged from $163.64 to $273.15. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Form 10-K or those that we have not anticipated. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our common stock include the following:
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We were involved in one such lawsuit in 2021, which was voluntarily dismissed without prejudice, and we may be the target of this type of litigation in the future. This litigation could result in substantial costs and a diversion of our management’s attention and resources.
If our executive officers, directors and largest stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other stockholders.
As of December 31, 2024, our executive officers, directors and holders of 5% or more of our outstanding stock and their affiliates beneficially owned approximately 39.4% of our voting stock in the aggregate. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2024, our directors, executive officers and holders of 5% or more of our outstanding stock beneficially owned approximately 39.4% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2024, approximately 7,400,000 shares of common stock that are either subject to outstanding options or other equity awards or reserved for future issuance under our equity incentive plans have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Primarily as a result of net operating losses, stock-based compensation, various accruals and reserves, and tax credits, we maintain foreign and domestic DTAs. DTAs reflect an expected benefit to be realized in the future that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. DTAs are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors or regulatory authorities. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the benefits of the domestic DTAs we maintain as of December 31, 2024, exclusive of our California tax credit DTAs. However, it is possible that some of our foreign or domestic DTAs could ultimately expire unused, or future DTAs could be created, due to vesting or settlement of stock awards or other book to tax differences, for which we will not have sufficient taxable income in the future to fully utilize. In such case, a valuation allowance to reduce our DTAs may be required, which would materially increase our tax expense in the period the valuation allowance is recorded and could have a material adverse impact on our financial condition and results of operations.
We cannot guarantee we will make any additional repurchases of our common stock under our share repurchase program or otherwise.
On August 5, 2024, our Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing us to repurchase our common stock from time to time at such prices as we deem appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization expires on July 31, 2025. Under this authorization, we entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of our common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, we repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. As of December 31, 2024, we had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization. Refer to Note “12. Share Repurchase Program” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

The timing and amount of any future repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
In addition, the existence of our share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although this share repurchase program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of common stock and short-term stock price fluctuations could reduce the effectiveness of the program.
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
We are exposed to the risk of nonpayment by our customers, which could adversely affect our financial condition or results of operations.
Our business is subject to the risk of nonpayment by our customers. We sell our products through various payment arrangements, and may experience losses due to a customer’s failure to make payments according to the contractual terms. Our customers may fail to make payment for a variety of reasons, and we may not be able to predict whether a customer will make payment in a timely manner, or at all. Although we have systems in place to monitor and mitigate risks associated with customer nonpayment, there can be no assurance that such systems will be effective in reducing or eliminating the credit risk relating to the sale of our products. If the losses we experience as a result of customer nonpayment in the future exceed our expectations, such losses could have a material adverse effect on our financial condition or results of operations.
Natural disasters and other events beyond our control could harm our business.
Natural disasters or other catastrophic events, such as earthquakes, flooding, wildfires, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, drought, sea level rise and other events beyond our control, may cause damage or disruption to our operations, the operations of our suppliers and service providers, international commerce and the global economy, and could seriously harm our revenue and financial condition and increase our costs and expenses. For example, the geographic location of our Alameda, California headquarters and Alameda and Roseville, California production facilities, as well as the facilities of certain of our key suppliers and service providers, subject them to earthquake and wildfire risks. Should one or more of our facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, our existing inventory of raw materials, components and finished goods may be damaged or destroyed and it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. Moreover, in the event we are required to obtain additional production capacity due to one or more of our facilities being damaged or destroyed, because of the time required to approve and license a manufacturing facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to obtain replacement production capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost profits, but not losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and certain of our manufacturing activities, combined with our limited inventory of raw materials and components and manufactured products, may cause specialist physicians or other healthcare providers to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with those specialist physicians or other healthcare providers in the future. Furthermore, other parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster or other catastrophic event in any of our major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
We rely on information technology, networks and systems, including technology, networks and systems managed by third parties, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems, including systems managed by third parties, to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems, and those systems we use that are managed by third parties, are vulnerable to a cyberattack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, data breach, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are becoming more sophisticated and frequent, and our systems, as well as those of third parties that we utilize, have been in the past, and may be in the future, the target of malware and other cyberattacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. However, we can give no assurances that these measures and efforts will prevent interruptions, breakdowns or intrusions, or that we will not be impacted by interruptions, breakdowns or intrusions of third-party systems that we utilize. If we are unable to detect or prevent a security breach, cyberattack or other disruption from occurring, or if we are impacted by a security breach, cyberattack or other disruption suffered by a third party whose systems we utilize, then we could incur losses or damage to our data, or be subject to inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation and customer and employee relationships, suffer disruptions to our business and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our information technology, as well as technology systems of third parties that we utilize, may be susceptible to damage, disruptions or shutdowns due to power outages, user errors, implementation of new operational systems or software or upgrades to existing systems and software, or catastrophes or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. To the extent that such disruptions occur, our customers and partners may lose confidence in our company and we may lose business or brand reputation, resulting in a material and adverse effect on our business, financial condition, results of operations or cash flows.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), as well as rules and regulations subsequently implemented by the SEC and the NYSE. Compliance with these requirements causes us to incur legal and financial compliance costs and makes some activities more time consuming and costly. For example, the Dodd-Frank Act imposes disclosure requirements regarding the use in components of our products of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, which requires us to devote resources to comply with such disclosure requirements, including due diligence to determine the source of any conflict minerals used in our products, and could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products.
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
If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
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
Our current controls and any new controls that we develop may become inadequate because of changes in our business. Further, weaknesses in our disclosure controls and procedures or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective disclosure controls and procedures, or any difficulties encountered in their implementation or improvement, could cause us to fail to meet our reporting obligations and may result in financial statements that may not accurately reflect the results of our business and operations. In addition, any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting and related opinions that we include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have a material and adverse effect on our business and results of operations, and cause a decline in the price of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
Risk management and strategy
The Company’s cybersecurity program focuses primarily on securing and safeguarding computer systems, networks, cloud services, business applications, and data and is integrated in the Company’s overall risk management strategy and framework. The Company has implemented cyber defense capabilities and protocols to protect against cyber threats and ensure the containment and security of sensitive business data, including ongoing security reviews of critical systems, continuous monitoring of event data, and employee training programs, which processes are aligned with the Company’s overall business and operational goals and strategies. The Company also actively engages with key vendors, industry participants, and intelligence and law enforcement communities as part of its continuing efforts to evaluate and enhance the effectiveness of its information security policies and procedures.
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
ITEM 2. PROPERTIES.
We maintain approximately 610,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2024. The leases for these nine buildings expire at various times in 2036, subject to our option to renew certain leases for an additional five to fifteen years. We also lease approximately 210,000 square feet of office and manufacturing facilities in two buildings in Roseville, California. The leases for these two buildings expire in 2035, subject to our option to renew the leases for an additional five to ten years. An additional approximately 50,000 square feet of space in one of the buildings, located at 620 Roseville Parkway, will be added to the lease upon the completion of certain improvements to the premises, which are expected to commence in 2025. In addition, we lease approximately 70,000 square feet of warehouse space in Livermore, California, and approximately 100,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire at various times in 2025 to 2028. The lease for the Salt Lake City warehouse expires in 2027, subject to our option to renew the lease for an additional five years.

We also lease office and/or warehouse space in Germany, Italy, Brazil, Australia, Singapore, Japan, Hong Kong and Taiwan as of December 31, 2024. The office in Germany supports our direct sales operations in Europe as well as distributor relationships in Europe and the Middle East; the offices in Brazil, Australia, Singapore, Japan, Hong Kong and Taiwan support our sales and marketing efforts, including through our distribution partners, in Latin America, Australia and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing third-party logistics providers in the Netherlands and Australia.
ITEM 3. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “PEN” since September 18, 2015. Prior to that date, there was no established public trading market for our common stock. As of February 4, 2025, there were 22 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment Index and (ii) the NYSE Composite for the period from December 31, 2019 through December 31, 2024. The figures represented below assume an investment of $100 in our common stock on December 31, 2019 and in the S&P Healthcare Equipment Index and NYSE Composite and the reinvestment of dividends into shares of common stock for the years ended December 31, 2020, 2021, 2022, 2023 and 2024. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
Penumbra	PEN	$100.00	$106.53	$174.91	$135.42	$153.13	$144.57
NYSE Composite	NYA	100.00	104.40	123.37	109.14	121.13	137.26
S&P 500 Healthcare Equipment Index	XHE	100.00	132.91	136.96	104.99	98.45	103.45
Dividend Policy
We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. A discussion of our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, and is incorporated by reference into this Form 10-K.
Overview
References herein to “we,” “us,” “our,” the “Company,” and “Penumbra,” refer to Penumbra, Inc. and its consolidated subsidiaries unless expressly indicated or the context requires otherwise.
Penumbra, the world’s leading thrombectomy company, is focused on developing the most innovative technologies for challenging medical conditions such as ischemic stroke, venous thromboembolism such as pulmonary embolism, and acute limb ischemia. Our broad portfolio, which includes computer assisted vacuum thrombectomy (CAVT), centers on removing blood clots from head-to-toe with speed, safety, and simplicity. Our team focuses on developing, manufacturing and marketing novel products for use by specialist physicians and healthcare providers to drive improved clinical and health outcomes. We believe that the cost-effectiveness of our products is attractive to our customers.
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
We expect to continue to develop and build our portfolio of products, including our thrombectomy, embolization, and access technologies, while iterating on our currently available products. Generally, when we introduce a next generation product or a new product designed to replace a current product, sales of the earlier generation product or the product replaced decline. Our research and development activities are centered around the development of new products and clinical activities designed to support our regulatory submissions and demonstrate the effectiveness of our products.
We attribute our success to our culture built on cooperation, our highly efficient product innovation process, our disciplined approach to product and commercial development, our deep understanding of our target end markets and our relationships with specialist physicians and other healthcare providers. We believe these factors have enabled us to rapidly innovate in a highly efficient manner.
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada and Australia, as well as through distributors in select international markets. We generated revenue of $1,194.6 million, $1,058.5 million and $847.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. This represents an annual increase of 12.9% and of 25.0%, respectively. We generated income from operations of $9.3 million, $73.6 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024, we made the strategic decision to wind down and exit our Immersive Healthcare business, and as a result we incurred $115.3 million in impairment and other charges in connection with this decision. Refer to Note “4. Exit of Immersive Healthcare Business” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more details. During the year ended December 31, 2024, we permanently ceased sales of our Immersive Healthcare products and related commercial operations.
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
Revenue Recognition
Revenue is primarily comprised of product revenue net of returns, discounts, administration fees and sales rebates. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. With respect to products that we consign to hospitals, which primarily consist of coils, we recognize revenue at the time hospitals utilize products in a procedure. Refer to Note “19. Revenues” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information and disclosures on our revenue.

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
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. During the year ended December 31, 2024, we made no material changes in estimates for variable consideration.
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
As of December 31, 2024, our net DTA balance on a consolidated basis was $99.7 million, after reduction of a valuation allowance of $26.6 million. In 2024, we used up all federal net operating loss (“NOL”) carryforwards. We still had approximately $44.6 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income as of December 31, 2024. The state NOL carryforwards have different carryover periods and will begin to expire as early as 2036. As of December 31, 2024, we had federal research and development tax credits of $2.0 million which are carried forward for 20 years and will expire in 2044. We had California state research and development tax credits of $32.6 million that may be carried forward indefinitely.
As of December 31, 2024, we measured our current DTA balances against estimates of future income based on objectively verifiable operating results from our recent history, and concluded that sufficient future taxable income will be generated to realize the benefits of our federal DTAs prior to expiration, including our federal research and development tax credit DTAs.

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
In December 2021, the Organizational for Economic Co-operation and Development (“OECD”) released guidance on the new global minimum tax regime known as Pillar Two. Subsequently, safe harbor provisions were introduced to temporarily alleviate administrative compliance burden of multinational enterprises. While various countries have adopted or are in the process of passing legislation to adopt it, the United States issued an executive order announcing opposition to adopt these rules in January 2025. We have evaluated the tax impact in relevant countries and concluded that there is no impact to our tax provision for the year ended December 31, 2024. We acknowledge potential uncertainties in global implementation of Pillar Two, and will continue to monitor future tax legislation to determine their impact accordingly.
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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies, overall financial performance (both current and projected) and market capitalization. In the fourth quarter of 2024 and 2023, we performed qualitative assessments for goodwill impairment and determined there were no indicators of impairment. Refer to Note “8. Goodwill” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
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

Finite-lived intangible assets are amortized over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. We review finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We also periodically review the useful lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the underlying intangible asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.
Refer to Notes “6. Asset Acquisition” and “7. Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
Impairment of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.
Our impairment tests require the use of assumptions and estimates, such as industry economic factors and the profitability of future business strategies. To estimate undiscounted future cash flows of long-lived assets, we may apply a probability-weighted approach that incorporates different assumptions and potential outcomes related to the underlying long-lived assets. The evaluation is performed at the lowest level for which separately identifiable cash flows exist. To estimate the fair value of these assets, we generally use a discounted cash flow under the income approach, which requires significant judgment, including the timing and weighting placed on potential outcomes for the asset group.
During the year ended December 31, 2024, the Company recorded an impairment charge of $76.9 million related to the Company’s Immersive Healthcare asset group. Refer to Note “4. Exit of Immersive Healthcare Business” for more details. There was no impairment of long-lived assets during the years ended December 31, 2023, or 2022.
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
Results of Operations
The following table sets forth the components of our consolidated statements of operations in U.S. dollars and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2024		2023		2022
	(in thousands, except for percentages)
Revenue	$1,194,615	100.0%	$1,058,522	100.0%	$847,133	100.0%
Cost of revenue	439,620	36.8%	375,879	35.5%	311,926	36.8%
Gross profit	754,995	63.2%	682,643	64.5%	535,207	63.2%
Operating expenses:
Research and development	94,783	7.9%	84,423	8.0%	79,407	9.4%
Sales, general and administrative	573,988	48.0%	506,454	47.8%	449,718	53.1%
Acquired in-process research and development	—	—%	18,215	1.7%	—	—%
Impairment charge	76,945	6.5%	—	—%	—	—%
Total operating expenses	745,716	62.4%	609,092	57.5%	529,125	62.5%
Income from operations	9,279	0.8%	73,551	6.9%	6,082	0.7%
Interest and other income (expense), net	11,590	0.9%	6,099	0.6%	(2,190)	(0.3)%
Income before income taxes	20,869	1.7%	79,650	7.5%	3,892	0.5%
Provision for (benefit from) income taxes	6,857	0.5%	(11,304)	(1.1)%	5,894	0.7%
Net income (loss)	$14,012	1.2%	$90,954	8.6%	$(2,002)	(0.2)%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Thrombectomy	$815,475	$677,343	$138,132	20.4%
Embolization and Access	379,140	381,179	(2,039)	(0.5)%
Total	$1,194,615	$1,058,522	$136,093	12.9%
Revenue increased $136.1 million, or 12.9%, to $1,194.6 million in 2024, from $1,058.5 million in 2023. Overall revenue growth was primarily due to an increase in sales of our new and existing thrombectomy products.
Revenue from our global thrombectomy products increased $138.1 million, or 20.4%, to $815.5 million in 2024, from $677.3 million in 2023. This increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Sales of our U.S. thrombectomy products increased by 26.8% in the year ended December 31, 2024. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products decreased $2.0 million, or 0.5%, to $379.1 million in the year ended December 31, 2024, from $381.2 million in the year ended December 31, 2023. The decrease in our global embolization and access products was primarily driven by our international embolization and access products, which decreased by 7.6% in the year ended December 31, 2024, partially offset by a 3.3% increase in sales of our U.S. embolization and access products. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2024		2023		$	%
	(in thousands, except for percentages)
United States	$902,067	75.5%	$757,151	71.5%	$144,916	19.1%
International	292,548	24.5%	301,371	28.5%	(8,823)	(2.9)%
Total	$1,194,615	100.0%	$1,058,522	100.0%	$136,093	12.9%
Revenue from sales in international markets decreased $8.8 million, or 2.9%, to $292.5 million in 2024, from $301.4 million in 2023. Revenue from international sales represented 24.5% and 28.5% of our total revenue in 2024 and 2023, respectively.
Gross Margin

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Cost of revenue	$439,620	$375,879	$63,741	17.0%
Gross profit	$754,995	$682,643	$72,352	10.6%
Gross margin %	63.2%	64.5%
Gross margin was 63.2% in 2024, including a $7.3 million reduction in revenue resulting from the Italian government’s payback provision, which requires medical device companies to make payments to the Italian government for any deficit created by Italian budget overspend on medical devices, and a one-time $33.4 million inventory charge to cost of revenue in connection with the impairment of our Immersive Healthcare asset group (refer to Note “4. Exit of Immersive Healthcare Business” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information). This compares to gross margin of 64.5% in 2023. The impact of the $7.3 million Italian payback provision and one-time $33.4 million inventory charge decreased our gross margin by 3.0 percentage points in 2024. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
R&D	$94,783	$84,423	$10,360	12.3%
R&D as a percentage of revenue	7.9%	8.0%
R&D expenses increased by $10.4 million or 12.3%, to $94.8 million in 2024, from $84.4 million in 2023. The increase was primarily due to a $3.3 million increase in product development and testing costs, $2.6 million in one-time expenses in connection with the wind down of the Immersive Healthcare business, and a $1.8 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth.
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
Sales, General and Administrative (“SG&A”)

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
SG&A	$573,988	$506,454	$67,534	13.3%
SG&A as a percentage of revenue	48.0%	47.8%
SG&A expenses increased by $67.5 million, or 13.3%, to $574.0 million in 2024, from $506.5 million in 2023. The increase was primarily due to a $34.3 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $10.0 million increase in costs related to marketing events, and a $9.8 million increase in other professional services.
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
Acquired In-Process Research and Development

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Acquired in-process research and development	$—	$18,215	$(18,215)	(100.0)%
Acquired in-process research and development as a percentage of revenue	—%	1.7%
There were no acquired IPR&D charges during the year ended December 31, 2024. During the year ended December 31, 2023, we recorded an $18.2 million acquired IPR&D charge in connection with an asset acquisition. Refer to Note “6. Asset Acquisition” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

Exit of Immersive Healthcare Business

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Cost of revenue	$33,362	$—	$33,362	100.0%
Impairment charge	76,945	—	76,945	100.0%
Severance and other associated costs	4,971	—	4,971	100.0%
Impact of Immersive Healthcare Business Exit	$115,278	$—	$115,278	100.0%
Exit impact as a percentage of revenue	9.6%	—%
During the year ended December 31, 2024, we made the strategic decision to wind down and exit our Immersive Healthcare business, and as a result we incurred $115.3 million in impairment and other charges in connection with this decision. The Company incurred a $33.4 million charge to cost of revenue for the write-down of Immersive Healthcare inventory to net realizable value, an impairment charge to long-lived assets consisting of $58.9 million in finite-lived intangible assets and $18.0 million in property and equipment, and severance and other associated costs of $5.0 million included in research and development and sales, general and administrative within the consolidated statement of operations. Refer to Note “4. Exit of Immersive Healthcare Business” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
Provision for (benefit from) income taxes

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$6,857	$(11,304)	$18,161	(160.7)%
Effective tax rate	32.9%	(14.2)%
Our provision for income taxes was $6.9 million in 2024, which was primarily due to income taxes imposed on our worldwide profits. Our benefit from income taxes was $11.3 million in 2023, which was primarily due to income taxes imposed on our worldwide profits, offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction and tax benefits from releasing the valuation allowance against federal research and development credit DTAs net of ASC 740-10 reserve and recording a partial release of our California DTAs. Our effective tax rate was 32.9% in 2024, compared to (14.2)% in 2023. Our change in effective tax rate was primarily attributable to excess tax benefits from stock-based compensation and substantial tax benefits recorded from releasing the valuation allowance against federal research and development credits and partial California DTAs in 2023.
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
Liquidity and Capital Resources
As of December 31, 2024, we had $792.8 million in working capital, which included $324.4 million in cash and cash equivalents and $15.7 million in marketable investments. As of December 31, 2024, we held approximately 7.9% of our cash and cash equivalents in foreign entities.
We believe our current sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. For example, on February 14, 2025, the Company entered into agreements to acquire land in Costa Rica and construct a custom-built manufacturing facility and warehouse for the production of our products (refer to Note “20. Subsequent Events” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information). We expect to continue to make investments as we launch new products, expand our manufacturing operations and information technology infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders, and could require us to agree to covenants that limit our operating flexibility.
Share Repurchase Program
On August 5, 2024, the Company’s Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization expires on July 31, 2025. Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. As of December 31, 2024, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization. Refer to Note “12. Share Repurchase Program” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$324,404	$167,486
Marketable investments	15,727	121,701
Accounts receivable, net	167,668	201,768
Accounts payable	31,326	27,155
Accrued liabilities	112,429	110,555
Working capital(1)	792,780	764,258

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents at beginning of year	$167,486	$69,858	$59,379
Net cash provided by (used in) operating activities	168,481	97,333	(55,661)
Net cash provided by (used in) investing activities	77,624	(16,076)	54,790
Net cash (used in) provided by financing activities	(87,006)	16,203	11,622
Cash and cash equivalents at end of year	324,404	167,486	69,858
Net Cash Provided By (Used In) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, acquired in-process research and development, impairment charges, inventory write-offs and write-downs, changes in deferred tax balances, and the effect of changes in working capital and other activities).
Net cash provided by operating activities was $168.5 million in 2024 and consisted of net income of $14.0 million and non-cash items of $178.2 million offset by net changes in operating assets and liabilities of $23.8 million. The change in operating assets and liabilities includes an increase in inventories of $65.7 million to support our revenue growth, a decrease in accounts receivable of $26.6 million due to timing of invoicing and collections, an increase in accrued expenses and other non-current liabilities of $14.1 million primarily as a result of the growth in our business activities, and an increase in accounts payable of $4.2 million. This was partially offset by an increase in prepaid expenses and other current and non-current assets of $2.9 million.
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
Net Cash Provided By (Used In) Investing Activities
Net cash provided by (used in) investing activities relates primarily to proceeds from maturities of marketable investments, partially offset by purchases of marketable and non-marketable investments, capital expenditures, and payments in connection with asset acquisitions.
Net cash provided by investing activities was $77.6 million in 2024 and primarily consisted of proceeds from maturities of marketable investments, net of purchases, of $107.7 million, partially offset by capital expenditures of $21.2 million and non-marketable investments of $10.0 million.
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
Net Cash (Used In) Provided By Financing Activities
Net cash (used in) provided by financing activities primarily relates to repurchases of our common stock, payments towards the reduction of our finance lease obligations and payments of employee taxes related to vested restricted stock units, partially offset by proceeds from issuances of common stock under our employee stock purchase plan and exercises of stock options.
Net cash used in financing activities was $87.0 million in 2024 and primarily consisted of repurchases of common stock of $100.4 million, including legal and financial advisor fees, payments towards finance leases obligations of $2.3 million, and payments of employee taxes related to vested restricted stock units of $1.5 million. This was partially offset by proceeds from the issuance of common stock under our employee stock purchase plan of $15.3 million and proceeds from exercises of stock options of $1.9 million.
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

Contractual Obligations and Commitments
In the normal course of business, the Company enters into contracts and commitments that obligate us to make payments in the future. Our contractual obligations consist primarily of: non-cancelable operating and finance leases and purchase commitments. Information regarding our obligations relating to lease arrangements and purchase commitments, as well as amounts recorded for uncertain tax positions, are provided in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K in Note “9. Leases”, Note “10. Commitments and Contingencies”, and Note “15. Income Taxes”, respectively.
The Company is also subject to certain royalty obligations under a license agreement with amounts due thereunder fluctuating depending on sales levels. Royalty expense included in cost of sales for the years ended December 31, 2024, 2023 and 2022 was $2.6 million, $2.6 million and $2.5 million, respectively. For more information on these royalty obligations, refer to Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
Interest Rate Risk. We had cash and cash equivalents of $324.4 million as of December 31, 2024, which consisted of funds held in commercial paper, money market funds, U.S. treasury securities, and general checking and savings accounts. In addition, we had marketable investments of $15.7 million, which consisted primarily of U.S. treasury securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the year ended December 31, 2024 was primarily impacted by a $7.3 million reduction in revenue resulting from the Italian government’s payback provision, a one-time $33.4 million inventory impairment charge to cost of revenue in connection with the impairment of our Immersive Healthcare asset group, product mix, regional mix, and production initiatives to support demand and create future efficiencies, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PENUMBRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Penumbra, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Penumbra, Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Long-Lived Assets Impairment Assessment Related to the Immersive Healthcare Business
As described in Notes 2 and 4 to the consolidated financial statements, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. During the three months ended June 30, 2024, the Company made the strategic decision to explore alternative avenues for its Immersive Healthcare business; as a consequence to this decision, management tested the Immersive Healthcare asset group’s long-lived assets for impairment. Management performed a recoverability test for the asset group, comparing the carrying amount of the asset group to the sum of its estimated undiscounted future cash flows. The carrying amount of the asset group was determined to be not recoverable, as it exceeded the undiscounted future cash flows. Accordingly, management measured the impairment loss by calculating the excess of the asset group's carrying amount over its fair value. The fair value of the asset group was determined using a discounted cash flow approach, which required the use of significant judgment, including the timing and weighting placed on potential outcomes for the Immersive Healthcare business. Management concluded that it was more likely than not that the Immersive Healthcare business would be sold or otherwise disposed of significantly before the end of the previously estimated useful lives of the long-lived assets that support the business. As a result of this assessment, management estimated that the fair value of the asset group was zero and recorded a pre-tax impairment charge of $76.9 million during the year ended December 31, 2024, which was primarily comprised of $58.9 million in finite-lived intangible assets and $18.0 million in property and equipment.
The principal considerations for our determination that performing procedures relating to the long-lived assets impairment assessment related to the Immersive Healthcare business is a critical audit matter are (i) the significant judgment by management when evaluating the impact of the strategic decision related to the Immersive Healthcare business on the related asset group, including timing and weighting placed on potential outcomes for the Immersive Healthcare business and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's judgments related to whether the strategic decision related to the Immersive Healthcare business indicated that the carrying value of the related asset group may not be recoverable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s evaluation of events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable, including controls over the long-lived assets impairment assessment. These procedures also included, among others, testing management’s process for (i) identifying events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable; (ii) determining whether the strategic decision related to the Immersive Healthcare business indicated that the carrying value of the related asset group may not be recoverable; (iii) evaluating the impact of the strategic decision related to the Immersive Healthcare business on the related long-lived assets, including evaluating timing and weighting placed on potential outcomes for the Immersive healthcare business; and (iv) developing the fair value estimates of the related asset group. Evaluating management’s process for determining the impact of the strategic decision related to the Immersive Healthcare business involved considering (i) the current and past performance of the Immersive Healthcare business; (ii) whether the judgments were consistent with management’s strategic decision related to the Immersive Healthcare business; and (iii) the consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 18, 2025

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Penumbra, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
February 22, 2024

We have began serving as the Company’s auditor in 2008. In 2024, we became the predecessor auditor.

Penumbra, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$324,404	$167,486
Marketable investments	15,727	121,701
Accounts receivable, net of allowance for credit losses of $5,638 and $3,169 at December 31, 2024 and 2023, respectively	167,668	201,768
Inventories	406,737	388,023
Prepaid expenses and other current assets	36,589	36,424
Total current assets	951,125	915,402
Property and equipment, net	62,641	72,691
Operating lease right-of-use assets	177,787	188,756
Finance lease right-of-use assets	28,018	31,092
Intangible assets, net	6,513	71,056
Goodwill	165,826	166,270
Deferred taxes	100,332	85,158
Other non-current assets	40,939	25,880
Total assets	$1,533,181	$1,556,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,326	$27,155
Accrued liabilities	112,429	110,555
Current operating lease liabilities	12,221	11,203
Current finance lease liabilities	2,369	2,231
Total current liabilities	158,345	151,144
Non-current operating lease liabilities	187,068	197,229
Non-current finance lease liabilities	21,731	23,680
Other non-current liabilities	15,106	5,308
Total liabilities	382,250	377,361
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share - 5,000,000 shares authorized, none issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share - 300,000,000 shares authorized, 38,490,836 issued and outstanding at December 31, 2024; 300,000,000 shares authorized, 38,681,549 issued and outstanding at December 31, 2023	38	39
Additional paid-in capital	1,096,732	1,047,198
Accumulated other comprehensive loss	(5,843)	(3,151)
Retained earnings	60,004	134,858
Total stockholders’ equity	1,150,931	1,178,944
Total liabilities and stockholders’ equity	$1,533,181	$1,556,305
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,194,615	$1,058,522	$847,133
Cost of revenue	439,620	375,879	311,926
Gross profit	754,995	682,643	535,207
Operating expenses:
Research and development	94,783	84,423	79,407
Sales, general and administrative	573,988	506,454	449,718
Acquired in-process research and development	—	18,215	—
Impairment charge	76,945	—	—
Total operating expenses	745,716	609,092	529,125
Income from operations	9,279	73,551	6,082
Interest and other income (expense), net	11,590	6,099	(2,190)
Income before income taxes	20,869	79,650	3,892
Provision for (benefit from) income taxes	6,857	(11,304)	5,894
Net income (loss)	$14,012	$90,954	$(2,002)

Net income (loss) per share:
Basic	$0.36	$2.37	$(0.05)
Diluted	$0.36	$2.32	$(0.05)
Weighted average shares outstanding:
Basic	38,633,744	38,401,171	37,841,874
Diluted	39,268,037	39,216,564	37,841,874
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$14,012	$90,954	$(2,002)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(5,399)	2,031	(2,589)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	2,707	2,942	(2,905)
Total other comprehensive (loss) income, net of tax	$(2,692)	$4,973	$(5,494)
Comprehensive income (loss)	$11,320	$95,927	$(7,496)
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2021	37,578,483	$37	$910,614	$(2,630)	$45,906	$953,927
Issuance of common stock	460,177	1	7,786	—	—	7,787
Issuance of common stock under employee stock purchase plan	113,893	—	13,766	—	—	13,766
Shares held for tax withholdings	(44,576)	—	(8,042)	—	—	(8,042)
Stock-based compensation	—	—	38,916	—	—	38,916
Other comprehensive loss	—	—	—	(5,494)	—	(5,494)
Net loss	—	—	—	—	(2,002)	(2,002)
Balance at December 31, 2022	38,107,977	$38	$963,040	$(8,124)	$43,904	$998,858
Issuance of common stock	426,333	1	5,517	—	—	5,518
Issuance of common stock under employee stock purchase plan	83,799		14,896	—	—	14,896
Issuance of common stock in connection with asset acquisition(1)	71,211	—	17,227	—	—	17,227
Shares held for tax withholdings	(7,771)	—	(2,074)	—	—	(2,074)
Stock-based compensation	—	—	48,592	—	—	48,592
Other comprehensive income	—	—	—	4,973	—	4,973
Net income	—	—	—	—	90,954	90,954
Balance at December 31, 2023	38,681,549	$39	$1,047,198	$(3,151)	$134,858	$1,178,944
Issuance of common stock	243,847	—	1,873	—	—	1,873
Issuance of common stock under employee stock purchase plan	89,362	—	15,301	—	—	15,301
Shares held for tax withholdings	(6,159)	—	(1,456)	—	—	(1,456)
Stock-based compensation	—	—	45,597	—	—	45,597
Repurchase of common stock(2)	(517,763)	(1)	(11,781)	—	(88,866)	(100,648)
Other comprehensive loss	—	—	—	(2,692)	—	(2,692)
Net income	—	—	—	—	14,012	14,012
Balance at December 31, 2024	38,490,836	$38	$1,096,732	$(5,843)	$60,004	$1,150,931

(1) Refer to Note “6. Asset Acquisition” for more information on the impact of the asset acquisition during the year ended December 31, 2023.
(2) Refer to Note “12. Share Repurchase Program” for more information on the repurchase of common stock during the year ended December 31, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,012	$90,954	$(2,002)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,702	27,257	24,321
Stock-based compensation	46,164	50,516	37,378
Impairment charge	76,945	—	—
Inventory write-offs and write-downs	43,656	6,198	3,445
Deferred taxes	(16,339)	(19,061)	1,458
Acquired in-process research and development	—	18,215	—
Other	4,121	2,338	1,274
Changes in operating assets and liabilities:
Accounts receivable	26,597	(266)	(69,857)
Inventories	(65,658)	(67,710)	(74,631)
Prepaid expenses and other current and non-current assets	(2,948)	(18,909)	(1,237)
Accounts payable	4,172	1,097	13,385
Accrued expenses and other non-current liabilities	14,057	6,221	10,542
Proceeds from lease incentives	—	483	263
Net cash provided by (used in) operating activities	168,481	97,333	(55,661)
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition, net of cash acquired	—	(988)	—
Purchases of non-marketable investments	(10,000)	—	—
Purchases of marketable investments	(22,910)	(81,940)	—
Proceeds from sales of marketable investments	—	—	1,180
Proceeds from maturities of marketable investments	130,616	82,565	72,908
Purchases of property and equipment	(21,182)	(15,213)	(19,298)
Other	1,100	(500)	—
Net cash provided by (used in) investing activities	77,624	(16,076)	54,790
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	1,873	5,517	7,786
Proceeds from issuance of stock under employee stock purchase plan	15,301	14,896	13,766
Payment of employee taxes related to vested common and restricted stock	(1,456)	(2,074)	(8,042)
Payments of finance lease obligations	(2,276)	(1,981)	(1,751)
Repurchase of common stock	(100,387)	—	—
Other	(61)	(155)	(137)
Net cash (used in) provided by financing activities	(87,006)	16,203	11,622
Effect of foreign exchange rate changes on cash and cash equivalents	(2,181)	168	(272)
NET INCREASE IN CASH AND CASH EQUIVALENTS	156,918	97,628	10,479
CASH AND CASH EQUIVALENTS—Beginning of period	167,486	69,858	59,379
CASH AND CASH EQUIVALENTS—End of period	$324,404	$167,486	$69,858
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20,674	$6,557	$2,919
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$2,388	$9,339	$72,279
Right-of-use assets obtained in exchange for finance lease obligations	464	1,118	305
Fair value of common stock issued as consideration in connection with an asset acquisition (Note 6)	—	17,227	—
Purchase of property and equipment funded through accounts payable and accrued liabilities	1,894	1,182	2,293
Excise tax accrued on repurchase of common stock	256	—	—
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, non-marketable investments, allowances for credit losses, standalone selling prices used to allocate revenue to performance obligations which are not directly observable, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of intangible assets and property and equipment, operating and finance lease right-of-use (“ROU”) assets and liabilities, income taxes, the fair value of long-lived assets tested for impairment, contingent consideration, potential liabilities related to pending claims and litigation, and other contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
Segments
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical products, and operates as one operating segment. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. Refer to Note “18. Segment Reporting” and Note “19. Revenues” for the Company’s segment reporting and entity-wide disclosures, respectively.
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in United States Dollars (“USD”). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues are translated using the exchange rate as of the date of transaction and expenses are translated using the average exchange rates in effect for the year involved. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. Transactions denominated in currencies other than the respective functional currencies are translated at exchange rates as of the date of transaction with foreign currency gains and losses recorded in other expense, net in the consolidated statements of operations. The Company realized net foreign currency transaction gains of $0.1 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively, and net foreign currency transaction losses of $3.2 million during the year ended December 31, 2022.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments (as described in greater detail in this footnote under the header “Cash, Cash Equivalents and Marketable Investments” below) and accounts receivable. The majority of the Company’s cash is held by one financial institution in the U.S. in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2024 and held cash in foreign entities of approximately $25.6 million and $24.3 million at December 31, 2024 and 2023, respectively, which was not federally insured.
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
During the years ended December 31, 2024, 2023, and 2022, no customer accounted for greater than 10% of the Company’s revenue. During the year ended December 31, 2024, no customer accounted for greater than 10% of the Company’s receivable balance while one customer accounted for greater than 10% of the Company’s receivable balance as of December 31, 2023.
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
Cash, Cash Equivalents and Marketable Investments
The Company invests its cash primarily in highly liquid corporate debt securities, debt instruments of U.S. federal, state and municipal governments, and their agencies, in money market funds, certificate of deposits, and commercial paper. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks.
The Company determines the appropriate classification of its investments in marketable investments at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable investments have been classified and accounted for as available-for-sale. Investments with remaining maturities of more than one year are viewed by the Company as available to support current operations and are classified as current assets under the caption marketable investments in the

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

accompanying consolidated balance sheets. Investments in marketable investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss. Any realized gains or losses on the sale of marketable investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income (expense), net.
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
During the years ended December 31, 2024, 2023 and 2022, the Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.
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
Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or net realizable value. Write-downs are provided for raw materials, components or finished goods that are determined to be excessive or obsolete. The Company regularly reviews inventory quantities in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. As a result of these evaluations, the Company recognized total write-offs and write-downs of $43.7 million, $6.2 million, and $3.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the Company recorded a $33.4 million charge to cost of revenue in the consolidated statements of operations for the write-down of Immersive Healthcare inventory to net realizable value. Refer to Note “4. Exit of Immersive Healthcare Business” for more details.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Machinery and equipment and furniture and fixtures are depreciated over a five to fifteen year period and computers and software are depreciated over two to seven years. Upon retirement or sale, the cost and the related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to consolidated statements of operations as incurred.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

flows or appraised value, depending on the nature of the asset. During the year ended December 31, 2024, the Company recorded an impairment charge of $76.9 million related to the Company’s Immersive Healthcare asset group. Refer to Note “4. Exit of Immersive Healthcare Business” for more details. There was no impairment of long-lived assets during the years ended December 31, 2023 or 2022.
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
Finite-lived intangible assets are amortized over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If such an event occurs, the Company determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset will be written down to the determined fair value based on discounted cash flows. The Company also periodically reviews the useful lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the underlying intangible asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

increase. Refer to Notes “4. Exit of Immersive Healthcare Business”, “6. Asset Acquisition” and “7. Intangible Assets” for more information.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment annually on October 31, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company operates as one segment, which is considered to be the sole reporting unit, and therefore goodwill is tested for impairment at the consolidated level.
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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies, overall financial performance (both current and projected) and market capitalization. In the fourth quarter of 2024, 2023 and 2022, the Company performed qualitative assessments for goodwill impairment and determined there were no indicators of impairment. Refer to Note “8. Goodwill” for more information.
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
Deferred revenue represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. Refer to Note “19. Revenues” for more information about the Company's revenue.
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

For more information and disclosures on the Company’s revenue, refer to Note “19. Revenues.”
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
Internal Use Software
The Company capitalizes certain costs incurred for the development of computer software for internal use. These costs generally relate to third-party software as well as the internal development of software associated with our Immersive Healthcare offerings. The Company capitalizes these costs when it is determined that it is probable that the project will be completed and the software will be used to perform the function intended, and the preliminary project stage is completed. Capitalized internal use software development costs are included in Property and equipment, net within the consolidated balance sheets.
Capitalized internal use software is amortized on a straight-line basis over its estimated useful life. For software that supports our Immersive Healthcare business, the amortization expense is recorded in cost of revenue within the consolidated statements of operations. Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.
During the year ended December 31, 2024, the Company made the strategic decision to explore alternative avenues for its Immersive Healthcare business, and as a result the Company recorded an impairment charge of $110.3 million related to its Immersive Healthcare asset group. Refer to Note “4. Exit of Immersive Healthcare Business” for more details.
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
As of December 31, 2024 and 2023, approximately $1.1 million and $4.6 million, associated with these arrangements are included in prepaid expenses and other current assets in our consolidated balance sheets, respectively, while approximately $3.1 million and $0.9 million are included in other non-current assets in our consolidated balance sheets, respectively.
Advertising Costs
Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising costs were $1.6 million, $1.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company grants certain PSUs to senior management for which vesting is contingent on the achievement of financial performance targets and continued service. The number of shares awarded is based on the actual performance during the performance period compared to the performance targets and the closing price of the Company’s common stock on the date of grant. Additionally, from time to time the Company grants PSUs to sales employees for which vesting is contingent on the achievement of sales performance targets and continued service. Certain PSUs granted to sales employees have a fixed monetary amount, that will be settled in a variable number of shares and are accounted for as liability-classified awards prior to the number of shares being determined and issued. Once the number of shares is determined and the awards are issued, the awards become equity-classified and the corresponding liability is reclassified from accrued liabilities to additional paid-in capital on the consolidated balance sheets.
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
Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of the award and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. Refer to Note “11. Stockholders’ Equity” for more information about the assumptions used in the Black-Scholes option pricing model.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Leases
The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2024, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate which requires management’s judgement as the rate implicit in the lease is generally not readily determinable. The determination of the Company’s incremental borrowing rate requires management judgment, including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a non-cancelable term of less than 12 months are not

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

recorded on the Company’s consolidated balance sheet. For more information about the Company’s leases, refer to Note “9. Leases.”
Share Repurchases
Shares of our common stock repurchased pursuant to our repurchase program are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value, as well as the portion due for excise taxes, is allocated to retained earnings on the consolidated balance sheets.
Recent Accounting Guidance
Recently Adopted Accounting Standards
During the fourth quarter of 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on a retrospective basis. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. For more information about the impact of the adoption and disclosures on the Company’s segment, refer to Note “18. Segment Reporting”.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes — Improvements to Income Tax Disclosures. The standard enhances annual income tax disclosures, by requiring additional disaggregated information about an entity’s effective tax rate reconciliation and income taxes paid. The ASU adds guidance that requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold (5%). In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed the quantitative threshold. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued or made available for issuance. The Company is assessing the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of December 31, 2024.
In March 2024, the SEC issued Release Nos. 33-11275; 34-99678 "The Enhancement and Standardization of Climate-Related Disclosures for Investors", which will require registrants to provide certain climate-related information in their registration statements and annual reports, including information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition, as well as certain disclosures related to severe weather events and other natural conditions in a registrant’s audited financial statements. The disclosure requirements follow a phase-in timeline, with initial requirements beginning with the Company's annual report for the year ending December 31, 2025. On April 4, 2024, the SEC voluntarily stayed implementation of this new rule pending judicial review. The Company is currently analyzing the impact that the new climate-related rules will have on the disclosures within its consolidated financial statements and will continue to monitor the status of the rules while legal challenges are pending, including uncertainties on whether the rule will be revised or reversed as a result of the political environment.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard enhances disclosures by requiring disaggregated disclosures of an entity’s income statement expense captions. Public business entities are required to disaggregate expense captions into specified categories within the footnotes to the financial statements. The amendments in ASU 2024-04 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard is required to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. The Company is assessing the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of December 31, 2024.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Investments and Fair Value of Financial Instruments
Marketable and Non-Marketable Investments
The Company’s marketable and non-marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable and non-marketable investments as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
U.S. treasury	$15,744	$3	$(20)	$—	$15,727
Total	15,744	3	(20)	—	15,727
Non-marketable investments:
Non-marketable debt securities	10,000	2,850	—	—	12,850
Total	10,000	2,850	—	—	12,850
Total	$25,744	$2,853	$(20)	$—	$28,577

	December 31, 2023
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$39,727	$32	$(3)	$—	$39,756
Certificate of deposit	6,392	9	—	—	6,401
U.S. treasury	10,226	—	(160)	—	10,066
U.S. states and municipalities	2,950	—	(35)	—	2,915
Corporate bonds	62,964	29	(430)	—	62,563
Total	$122,259	$70	$(628)	$—	$121,701
As of December 31, 2024, the total amortized cost basis of the Company’s available-for-sale debt securities, excluding non-marketable debt securities, in an unrealized loss position exceeded its fair value by an immaterial amount. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. During the year ended December 31, 2024, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income (loss).
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
U.S. treasury	$2,787	$(19)	$2,987	$(1)	$5,774	$(20)
Total	$2,787	$(19)	$2,987	$(1)	$5,774	$(20)

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	Less than 12 months
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$16,241	$(3)	$—	$—	$16,241	$(3)
U.S. treasury	5,677	(54)	4,389	(106)	10,066	(160)
U.S. states and municipalities	—	—	2,915	(35)	2,915	(35)
Corporate bonds	15,945	(2)	30,912	(428)	46,857	(430)
Total	$37,863	$(59)	$38,216	$(569)	$76,079	$(628)
The contractual maturities of the Company’s marketable investments as of December 31, 2024 were as follows (in thousands):

	December 31, 2024
Marketable Investments	Amortized Cost	Fair Value
Due in one year	$12,937	$12,939
Due in one to five years	2,807	2,788
Total	$15,744	$15,727
Non-Marketable Investments
During the three months ended March 31, 2024, the Company completed a strategic investment in a privately held company. Under the terms of the investment, the Company paid $10.0 million in exchange for shares of Series B preferred stock which represented an immaterial investment in the outstanding equity securities of the privately held company. The Company determined that the investment did not meet the criteria to be accounted for as an equity method investment under ASC 323. The investment was accounted for as an available-for-sale debt security in accordance with ASC 320 as the preferred stock contains a contingent redemption feature at the Company’s option. The investment is included in other non-current assets on the consolidated balance sheet and changes in fair value are recorded in total other comprehensive (loss) income, net of tax.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Non-marketable investments classified within Level 3 of the fair value hierarchy are valued based on unobservable inputs that are supported by little or no market activity. Current financial information of private companies may not be available and consequently the Company estimates the fair value using inputs that are based on the best available information at the measurement date. Key inputs may include the most recent financial information, financial projections, and financing transactions available for the investee and other quantitative and qualitative factors. Additionally, based on the timing, volume, and other characteristics of the available information, the Company may supplement this information by using one or more valuation techniques, including market and income approaches. The Company did not hold any non-marketable investments classified within Level 3 as of December 31, 2023.
The following table summarizes the changes in fair value of our Level 3 non-marketable debt securities for the year ended December 31, 2024 (in thousands):

Year Ended December 31,
2024
Balance, beginning of the period	$—
Total gains included in other comprehensive income (loss)	2,850
Purchases	10,000
Balance, end of the period	$12,850
The Company did not hold any Level 3 marketable investments as of December 31, 2024 or December 31, 2023. During the year ended December 31, 2024 and 2023, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for marketable or non-marketable investments. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$139,271	$—	$139,271
Certificate of deposit	—	15,995	—	15,995
U.S. agency securities	—	3,369	—	3,369
Money market funds	68,133	—	—	68,133
U.S. treasury	23,497	—	—	23,497
Marketable investments:
Commercial paper	—	—	—	—
U.S. treasury	15,727	—	—	15,727
Non-marketable investments
Non-marketable investments	—	—	12,850	12,850
Total	$107,357	$158,635	$12,850	$278,842

	As of December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$86,991	$—	$—	$86,991
Marketable investments:
Commercial paper	—	39,756	—	39,756
Certificate of deposit	—	6,401	—	6,401
U.S. treasury	10,066	—	—	10,066
U.S. states and municipalities	—	2,915	—	2,915
Corporate bonds	—	62,563	—	62,563
Total	$97,057	$111,635	$—	$208,692
4. Exit of Immersive Healthcare Business
During the year ended December 31, 2024, the Company made the decision to wind down and exit its Immersive Healthcare business. The following table details the costs incurred during the year ended December 31, 2024, associated with this decision (in thousands):

Year Ended December 31, 2024
Cost of revenue	$33,362
Impairment charge	76,945
Severance and other associated costs	4,971
Total	$115,278
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The Immersive Healthcare asset group included substantially all the assets and liabilities associated with the Immersive Healthcare business, which primarily consisted of finite-lived developed technology intangible assets, inventory, and property and equipment associated with the developed technology. Prior to performing a recoverability test for the asset group, the Company recorded a $33.4 million charge to cost of revenue during the three months ended June 30, 2024 for the write-down of Immersive Healthcare inventory to net realizable value.
The Company then performed a recoverability test for the asset group, comparing the carrying amount of the asset group to the sum of its estimated undiscounted future cash flows. The carrying amount of the asset group was determined to be not recoverable, as it exceeded the undiscounted future cash flows.
Accordingly, the Company measured the impairment loss by calculating the excess of the asset group's carrying amount over its fair value. The fair value of the asset group was determined using a discounted cash flow approach, which required the use of significant judgment, including the timing and weighting placed on potential outcomes for the Immersive Healthcare business. The Company concluded that it was more likely than not that the Immersive Healthcare business would be sold or otherwise disposed of significantly before the end of the previously estimated useful lives of the long-lived assets that support the business. As a result of this assessment, the Company estimated that the fair value of the asset group was zero and the Company recorded a pre-tax impairment charge of $76.9 million during the three months ended June 30, 2024, which was comprised of $58.9 million in finite-lived intangible assets and $18.0 million in property and equipment.
During the third quarter of 2024, the Company made the decision to wind down and exit its Immersive Healthcare business. As a result, during the three and nine months ended September 30, 2024, the Company incurred $5.0 million in restructuring and related charges for severance and other associated costs related to the wind down of the Immersive Healthcare business. These costs were included in research and development and sales, general and administrative within the consolidated statements of operations and no amounts remained unpaid as of December 31, 2024.
The following table details the business exit costs incurred during the year ended December 31, 2024 associated with the wind down of the Immersive Healthcare business (in thousands):

Year Ended December 31, 2024
Severance and other associated costs	$4,971
Total	$4,971
The following table details the change in accruals associated with the wind down of the Immersive Healthcare business as of December 31, 2024 (in thousands):

Severance and other associated costs
Balance as of January 1, 2024	$—
Cost incurred and charged to expense	4,971
Costs paid or otherwise settled	(4,971)
Balance as of December 31, 2024	$—

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for credit losses related to accounts receivable balances was comprised of the following (in thousands):

	Balance At Beginning Of Year	Write-offs	Provision for (Benefit from) Expected Credit Losses	Recoveries	Balance At End Of Year
For the year ended:
December 31, 2022	$2,092	$—	$(1,230)	$—	$862
December 31, 2023	862	—	2,307	—	3,169
December 31, 2024	$3,169	$—	$2,469	$—	$5,638

Inventories
The components of inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$133,967	$119,511
Work in process	35,713	34,489
Finished goods	237,057	234,023
Inventories	$406,737	$388,023
During the three months ended June 30, 2024, the Company recorded a $33.4 million charge to cost of revenue in the consolidated statements of operations for the write-down of Immersive Healthcare inventory to net realizable value. Refer to Note “4. Exit of Immersive Healthcare Business” for more details.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$52,045	$43,152
Furniture and fixtures	19,029	18,049
Leasehold improvements	36,687	29,241
Software	5,682	19,939
Computers	19,913	18,427
Construction in progress	3,781	3,535
Total property and equipment	137,137	132,343
Less: Accumulated depreciation and amortization	(74,496)	(59,652)
Property and equipment, net	$62,641	$72,691
During the three months ended June 30, 2024, the Company recorded an impairment of property and equipment charge of $18.0 million, primarily related to software. Refer to Note “4. Exit of Immersive Healthcare Business” for more details.
Depreciation and amortization expense, excluding intangible assets and software, was $13.2 million, $11.4 million and $9.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Software amortization expense was $1.5 million, $2.3 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had accumulated software amortization of $5.0 million and $7.9 million for the years ended December 31, 2024 and 2023, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Accrued Liabilities
The following table shows the components of accrued liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Payroll and employee-related expenses	$74,201	$65,395
Accrued expenses	13,982	11,711
Deferred revenue	940	6,985
Other accrued liabilities	23,306	26,464
Total accrued liabilities	$112,429	$110,555
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Balance at the beginning of the year	$5,755	$5,370	$4,310
Accruals of warranties issued, net	(1,923)	1,865	2,451
Settlements of warranty claims	(1,799)	(1,480)	(1,391)
Balance at the end of the year	$2,033	$5,755	$5,370
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of December 31, 2024 and 2023 (in thousands):

As of December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	$83,289	$(83,289)	$—
Customer relationships	6,192	(3,095)	3,097
Trade secrets and processes	5,256	(1,840)	3,416
Total intangible assets	$94,737	$(88,224)	$6,513
During the three months ended June 30, 2024, the Company recorded an impairment of developed technology charge of $58.9 million included within accumulated amortization in the table above. Refer to Note “4. Exit of Immersive Healthcare Business” for more details.

As of December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	$83,289	$(19,640)	$63,649
Customer relationships	6,579	(2,851)	3,728
Trade secrets and processes	5,256	(1,577)	3,679
Total intangible assets	$95,124	$(24,068)	$71,056
The gross carrying amount and accumulated amortization of the customer relationships and other intangible assets are subject to foreign currency translation effects. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement in 2018.
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$263	$263	$263
Sales, general and administrative(1)	5,188	9,949	8,917
Total	$5,451	$10,212	$9,180

(1)This does not include the impairment charge of $58.9 million related to the Company’s Immersive Healthcare developed technology during the three months ended June 30, 2024. Refer to Note “4. Exit of Immersive Healthcare Business” for more information.
As of December 31, 2024, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2025	$676
2026	676
2027	676
2028	676
2029	676
Thereafter	3,133
Total amortization	$6,513

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Goodwill
The following table presents the changes in goodwill during the year ended December 31, 2024 (in thousands):

Total Company
Balance as of December 31, 2023	$166,270
Foreign currency translation adjustments	(444)
Balance as of December 31, 2024	$165,826
Goodwill Impairment Review
The Company reviews goodwill for impairment annually on October 31, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company operates as one segment, which is the sole reporting unit of the Company, and therefore goodwill is tested for impairment at the consolidated level. Accordingly, when assessing whether an impairment test is required more frequently than on its annual testing date, the Company considers whether events or circumstances have taken place that indicate it is more likely than not that the Company’s enterprise fair value is less than the carrying amount of its one reporting unit, including goodwill. Due to the impairment of the Immersive Healthcare asset group during the three months ended June 30, 2024, the Company assessed the reporting unit for impairment and determined there was no impairment of goodwill. During the fourth quarter of 2024, 2023 and 2022, the Company reviewed goodwill for impairment and no impairment was identified.
9. Leases
As of December 31, 2024, 2023 and 2022, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space under non-cancelable operating and finance leases that expire at various dates through 2036, subject to the Company’s option to renew certain leases for an additional five to fifteen years. The Company also leases other equipment and vehicles primarily under non-cancelable operating and finance leases that expire at various dates through 2029.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the years ended December 31, 2024, 2023 and 2022 (in thousands, except years and percentages):

	Year Ended December 31,
	2024	2023	2022
Lease Cost
Operating lease cost	$23,541	$22,955	$20,305
Finance lease cost:
Amortization of right-of-use assets	3,539	3,350	3,253
Interest on lease liabilities	1,340	1,375	1,439
Variable lease cost(1)	11,222	10,835	10,012
Total lease costs	$39,642	$38,515	$35,009

Weighted Average Remaining Lease Term
Operating leases	11.6 years	12.5 years	13.4 years
Finance leases	9.5 years	10.3 years	11.4 years
Weighted Average Discount Rate
Operating leases	5.09%	5.07%	4.94%
Finance leases	5.42%	5.37%	5.30%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company does not separate lease from non-lease components.
During 2021, the Company signed a lease for approximately thirteen years for additional space located at 620 Roseville Parkway, Roseville, California. Per the terms of the lease, improvements will be constructed and permanently affixed to the

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

property in two phases. Phase 1 of the 620 Roseville Parkway Lease commenced once the Phase 1 premises were made ready and available for their intended use, which occurred during the first quarter of 2022. As of December 31, 2024, the lease for the Phase 2 premises has not commenced as the improvements to the premises have not been completed nor has it been made ready and available for its intended use. The Company anticipates that the improvements to the premises will be completed in 2025. The Company determined that the 620 Roseville Parkway Lease is a non-cancelable operating lease which will expire in 2035.
During the year ending December 31, 2023, additional office space was made available for the Company’s use at its headquarters. This resulted in an increase of operating right-of-use (“ROU”) assets in exchange for operating leases liabilities in both years.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of December 31, 2024 (in thousands):

	Operating Lease Payments(1)	Finance Lease Payments
Year Ending December 31:
2025	$21,939	$3,602
2026	21,724	3,204
2027	21,223	3,090
2028	21,080	3,036
2029	21,124	2,875
Thereafter	160,060	15,225
Total undiscounted lease payments	267,150	31,032
Less imputed interest	(67,861)	(6,932)
Present value of lease liabilities	$199,289	$24,100

(1) The table above excludes the estimated future minimum lease payments of Phase 2 of the 620 Roseville Parkway Lease due to uncertainty around when the Phase 2 lease will commence and payments will be due. The total estimated lease payments of the Phase 2 lease is approximately $10.3 million.
Supplemental cash flow information related to leases during the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,707	$19,662	$17,554
Financing cash flows from finance leases	$2,276	$1,981	$1,751

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,388	$9,339	$72,279
Finance leases	$464	$1,118	$305
10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2024, the Company had non-cancelable purchase obligations of $18.3 million, which primarily consisted of contracts with suppliers to purchase raw materials to be used to manufacture products, of which $13.8 million were due within one year.
Royalty Obligations
In March 2005, the Company entered into a license agreement that requires the Company to make minimum royalty payments to the licensor on a quarterly basis. As of December 31, 2018, the license agreement required minimum annual royalty payments of $0.1 million in equal quarterly installments. In July 2019, the Company amended the license agreement to

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

extend its term for an additional ten years and to increase the required minimum annual royalty payments by $0.2 million for a required minimum annual royalty payment of $0.3 million payable in equal quarterly installments. Unless terminated earlier, the term of the amended license agreement shall expire June 30, 2029.
Royalty expense included in cost of sales for the years ended December 31, 2024, 2023 and 2022 was $2.6 million, $2.6 million and $2.5 million, respectively.
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
On April 7, 2023, a former contractor who had been retained by the Company through a third party staffing agency filed a putative class action lawsuit as well as a Private Attorney General Act (“PAGA”) representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the contractor and similarly situated Company contractors and employees in California, alleging various claims pursuant to the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Additionally, on April 10, 2023, a current employee of the Company filed a PAGA representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the employee and similarly situated Company employees in California, alleging similar claims. The complaints seek payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. Following mediation in April 2024, in May 2024 the parties entered into a formal agreement to settle the claims for an aggregate amount of $4.6 million, subject to approval by the court. The proposed settlement agreement was initially submitted to the court for preliminary approval on June 18, 2024, and the court granted preliminary approval of the settlement agreement on October 14, 2024. Class notices have been mailed, and the final settlement approval hearing is scheduled for March 11, 2025. The Company recorded an accrual of $4.6 million in its financial statements for the three months ended March 31, 2024 related to these matters.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Stockholders’ Equity
Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 of authorized preferred stock issuable. There is no preferred stock outstanding as of December 31, 2024 and 2023.
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
Stock-Based Benefit Plans
2005 Stock Plan
The Company adopted the Penumbra, Inc. 2005 Stock Plan (the “2005 Plan”) in January 2005. The 2005 Plan was subsequently amended and restated in 2006, 2007, 2008 and 2010. Under the 2005 Plan, the board of directors could grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and/or stock awards to eligible persons, including employees, non-employees, directors, consultants and other independent advisors who provide services to the Company. Stock purchase rights could also be granted under the 2005 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs and stock purchase rights could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Options granted under the 2005 Plan permitted an optionee to exercise options immediately upon grant irrespective of the vesting term. Options generally vest annually at a rate of 1/4 after the first year and 1/48 per month thereafter. The term of the options is no longer than five years for ISOs, for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than 10 years for all other options. On September 17, 2015, the Penumbra, Inc. 2014 Equity Incentive Plan (as amended and restated, the “2014 Plan”) replaced the 2005 Plan and no further equity awards may be granted under the 2005 Plan. The remaining 564 shares of common stock available for issuance from the 2005 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2024, there were no shares of common stock reserved for issuance under the 2005 Plan.
2011 Equity Incentive Plan
The Company adopted the Penumbra, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011. Under the 2011 Plan, the board of directors could grant ISOs, NSOs, restricted stock, and/or RSUs to eligible persons, including employees, directors and consultants who provide services to the Company. Stock Appreciation Rights (“SAR”) could also be granted under the 2011 Plan. The board of directors had the authority to determine to whom options would be granted, the number of options, the term and the exercise price. ISOs could only be granted to Company employees, which include officers and directors of the Company. NSOs, SARs, restricted stock and RSUs could be granted to employees and consultants. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price for an ISO could not be less than 110% of the fair market value of a share of common stock on the date of grant. Stock options granted under the 2011 Plan generally have a contractual life of ten years, and generally vest over a period of four years. On September 17, 2015, the 2014 Plan replaced the 2011 Plan and no further equity awards may be granted under the 2011 Plan. The remaining 89,559 shares of common stock available for issuance under the 2011 Plan were transferred to and may be granted under the 2014 Plan. As of December 31, 2024, there were no shares of common stock reserved for issuance under the 2011 Plan.
Amended and Restated 2014 Equity Incentive Plan
The Company adopted the 2014 Plan in May 2014. The 2014 Plan was amended and restated as of September 17, 2015. The 2014 Plan replaced the 2011 Plan and the 2005 Plan and no further equity awards may be granted under the 2011 Plan or

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

the 2005 Plan. As of December 31, 2024, 6,731,533 shares of common stock were reserved for issuance and 5,813,700 shares of common stock were available for grant under the 2014 Plan.
Employee Stock Purchase Plan
The Penumbra, Inc. Employee Stock Purchase Plan (the “ESPP”), became effective on September 17, 2015. The ESPP initially reserved 600,000 shares of common stock for purchase under the ESPP, with the number of shares reserved for purchase increasing each year pursuant to an “evergreen” provision set forth in the ESPP. As of December 31, 2024, 666,261 shares of common stock were reserved and available for issuance under the ESPP. All qualifying employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Offerings to the Company’s employees to purchase stock under the ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods except that the first offering period under the ESPP began on September 17, 2015 and ended on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period during the offering period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the ESPP administrator may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period (corresponding to an offering period), under the ESPP in any calendar year.
Stock-Based Benefit Plan Activity and Stock-Based Compensation
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the “Plans”) during the year ended December 31, 2024 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	595,420	$30.46
Grants	—	$—
Exercised	(77,956)	$24.03
Canceled/Forfeited	—	$—
Balance at December 31, 2024	517,464	$31.43
Vested and expected to vest—December 31, 2024	517,464	$31.43	0.78	$106,625
Exercisable—December 31, 2024	517,464	$31.43	0.78	$106,625
The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $15.9 million, $60.0 million and $48.2 million, respectively. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at the exercise date and the exercise price of the stock option.
The Company did not grant stock options during the years ended December 31, 2024 and 2023. The weighted average grant date fair value of stock options for the year ended December 31, 2022 was $84.25 per share based on a Black-Scholes valuation model.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units
The activity of unvested restricted stock units (“RSU”) under the Plans is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	346,744	$217.07
Granted	104,315	228.07
Released/Vested	(140,649)	217.49
Canceled/Forfeited	(28,841)	218.02
Unvested at December 31, 2024	281,569	$220.82
The fair value of the RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $31.2 million, $48.3 million and $26.8 million, respectively. As of December 31, 2024, 264,394 RSUs are expected to vest.
Performance Stock Units
Under the 2014 Plan, the Company grants certain PSUs to senior management for which vesting is contingent on the achievement of financial performance targets over an annual performance period and continued service. The number of shares awarded is based on the actual performance during the performance period compared to the performance targets and the closing price of the Company’s common stock on the date of grant.
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
The activity of unvested equity-classified PSUs under the Plans is set forth below:

	Number of Shares(1)	Weighted Average Grant Date Fair Value(1)
Unvested at December 31, 2023	94,777	$250.65
Granted	62,240	238.31
Released/Vested	(25,218)	244.90
Canceled/Forfeited	(12,999)	249.01
Unvested at December 31, 2024	118,800	$245.62

(1) The table above excludes liability-classified PSUs. During the year ended December 31, 2023, the Company recorded $2.2 million in stock-based compensation for liability-classified PSUs.
The fair value of the PSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $6.1 million, $1.9 million and $1.2 million, respectively. As of December 31, 2024, 113,335 PSUs are expected to vest.
Employee Stock Purchase Plan
Under the ESPP, employees purchased 89,362 shares, 83,799 shares, and 113,893 shares for $15.3 million, $14.9 million, and $13.8 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock-based Compensation
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and ESPP rights. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the options granted are expected to be outstanding), expected volatility of the Company’s common stock, an assumed risk-free interest rate and expected dividends.
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of stock options and ESPP rights:

	Stock Options			ESPP Rights
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Expected term (in years)	0	0	5.62	0.50	0.50	0.50
Expected volatility	—%	—%	42%	41%	41%	46%
Risk-free interest rate	—%	—%	2.76%	5.32%	5.04%	1.30%
Expected dividend yield	—%	—%	—%	0%	0%	0%
The Company did not grant stock options during the year ended December 31, 2024.
Weighted Average Expected Term. The Company’s expected term for stock options and ESPP rights is based on historical data.
Volatility. In 2024, 2023 and 2022, volatility assumptions used in the valuation of options and ESPP rights were calculated based on the historical volatility of the Company’s stock.
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
The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$4,158	$5,330	$3,882
Research and development	6,868	8,838	5,908
Sales, general and administrative	35,138	36,348	27,588
Total	$46,164	$50,516	$37,378
As of December 31, 2024, total unrecognized compensation cost related to unvested stock-based compensation arrangements, excluding PSUs, was $49.4 million which is expected to be recognized over a weighted average period of 2.6 years.
As of December 31, 2024, total unrecognized compensation cost related to liability-classified and equity-classified PSUs was $17.2 million, which is expected to be recognized over a weighted average period of 2.8 years.
The total stock-based compensation cost capitalized in inventory was $1.2 million, $1.3 million and $2.2 million as of December 31, 2024, 2023 and 2022, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Share Repurchase Program
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
Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association (the “Dealer”) to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. Under the ASR, the Company made an initial payment of $100.0 million to the Dealer and received an initial delivery of 473,962 shares of common stock. The ASR program concluded on September 16, 2024 and the Company received an additional 43,801 shares, which was determined using a price of $193.14 based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR, less a discount pursuant to the terms of the ASR. The Company received an aggregate of 517,763 shares of common stock for a total cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. The Company initially recorded an excise tax of $0.6 million, which was reduced to $0.3 million during the three months ended December 31, 2024, and which has been included in retained earnings as part of the cost basis of the stock repurchased, and accrued liabilities in the consolidated balance sheets.
All shares repurchased were immediately retired and there was no change to the authorized amount. The retired shares reduced the weighted-average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share. The forward contract upon final settlement did not impact weighted average common shares outstanding used in the computation of diluted earnings per share. As of December 31, 2024, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization.
13. Accumulated Other Comprehensive Loss
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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the year	$(558)	$—	$(2,593)	$(3,151)	$(3,500)	$—	$(4,624)	$(8,124)
Other comprehensive loss before reclassifications:
Unrealized gains — marketable investments	545	2,850	—	3,395	2,942	—	—	2,942
Foreign currency translation (losses) gains	—	—	(5,404)	(5,404)	—	—	2,030	2,030
Income tax effect — expense	(688)	—	5	(683)	—	—	1	1
Net of tax	(143)	2,850	(5,399)	(2,692)	2,942	—	2,031	4,973
Amounts reclassified from accumulated other comprehensive loss to consolidated net income:
Realized (loss) gain — marketable investments	—	—	—	—	—	—	—	—
Income tax effect — (expense) benefit	—	—	—	—	—	—	—	—
Net of tax	—	—	—	—	—	—	—	—
Net current-year other comprehensive (loss) income	(143)	2,850	(5,399)	(2,692)	2,942	—	2,031	4,973
Balance, end of the year	$(701)	$2,850	$(7,992)	$(5,843)	$(558)	$—	$(2,593)	$(3,151)

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Employee Benefit Plan
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (“IRC”) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by the IRC. The Company makes 401(k) matching contributions of eligible compensation under the plan, subject to a maximum dollar threshold. Contribution expense was $6.9 million, $6.6 million, and $6.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Income before income taxes for the years ended December 31, 2024, 2023 and 2022 is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$20,165	$72,936	$(1,837)
Foreign	704	6,714	5,729
Total income before income taxes	$20,869	$79,650	$3,892
Income tax (benefit) or provision in 2024, 2023 and 2022 is comprised of federal, state, and foreign taxes.
The components of the (benefit from) provision for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$13,452	$5,897	$1,672
State	7,115	3,033	1,428
Foreign	2,624	4,890	1,725
Total current	$23,191	$13,820	$4,825
Deferred:
Federal	(10,699)	(19,221)	1,905
State	(5,231)	(4,648)	(360)
Foreign	(404)	(1,255)	(476)
Total deferred	$(16,334)	$(25,124)	$1,069
Provision for (benefit from) income taxes	$6,857	$(11,304)	$5,894

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s actual (benefit from) or provision for tax differed from the amounts computed by applying the Company’s U.S. federal statutory income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2024	2023	2022(1)
Income tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.0	3.0	15.9
Rate differential on foreign operations	8.0	0.2	(11.7)
Foreign taxes	(1.0)	1.5	(6.9)
Prepaid tax ASC 810-10	0.1	0.2	51.9
Meals expenses	9.6	1.9	—
Stock-based compensation	2.3	(8.5)	72.9
Permanent differences	0.6	1.0	6.9
Foreign Derived Intangible Income	—	(1.3)	(3.3)
In-Process Research & Development	—	4.8	—
Change in valuation allowance	—	(32.0)	—
Research and Development tax credits	(12.1)	(5.9)	—
Other	2.4	(0.1)	4.7
Effective tax rate	32.9%	(14.2)%	151.4%

(1) The 2022 effective tax rate reconciliation has been updated to conform to the 2023 presentation.
Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$3,089	$7,972
Tax credits	26,560	45,127
Accruals and reserves	17,778	10,779
Capitalized research expenses	57,323	41,611
Stock-based compensation	9,447	9,110
UNICAP adjustments	12,749	12,441
ASC 842 Lease Liabilities	54,260	56,584
Foreign Withholding Tax	378	1,078
Other	1,657	2,787
Gross deferred tax assets	183,241	187,489
Valuation allowance	(26,563)	(23,957)
Total deferred tax assets	156,678	163,532
Deferred tax liabilities:
Depreciation and amortization	(6,446)	(26,327)
ASC 842 Lease ROU Assets	(49,994)	(53,093)
Other	(508)	(3)
Total deferred tax liabilities	(56,948)	(79,423)
Net deferred tax assets	$99,730	$84,109
As of December 31, 2024, the Company used up all federal net operating loss (“NOL”) carryforwards. It still had approximately $44.6 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income. The state NOL carryforwards have different carryover periods and will begin to expire as early as 2036. As of December 31, 2024, the Company had federal research and development tax credits of $2.0 million which are carried forward for 20 years and will expire in 2044. The Company had California state research and development tax credits of $32.6 million that may be carried forward indefinitely.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
As of December 31, 2024, the Company does not maintain a valuation allowance against any of its foreign DTAs, because sufficient future taxable income will be generated by foreign subsidiaries to utilize the benefit of their DTAs in full at the required more-likely-than-not level of certainty.
The change in the Company’s deferred tax valuation allowance against net DTAs from January 1, 2022 to December 31, 2024, is as follows (in thousands):

	Beginning Balance	Additions Charged To Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Ending Balance
For the year ended:
December 31, 2022	$37,110	$9,583	$—	$46,693
December 31, 2023	46,693	1,673	(24,409)	23,957
December 31, 2024	23,957	2,606	—	26,563

(1) Additions include current year additions charged to expenses and current year build due to increases in net DTAs, return to provision true-ups, and other adjustments.
(2) Deductions include current year releases credited to expenses and current year reductions due to decreases in net DTAs, return to provision true-ups, and other adjustments.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the U.S. and therefore deferred taxes attributable to such are not provided for in the Company’s financial statements as of December 31, 2024.
IRC Sections 382 and 383 limit the use of NOL and business credits if there is a change in ownership. In 2023, the Company determined there has been no ownership changes from 2013 to 2023. The Company does not anticipate being subject to any limitations on the utilization of its tax attributes.
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2022 to December 31, 2024, is as follows (in thousands):

	December 31,
	2024	2023	2022
Beginning Balance	$12,561	$11,237	$9,026
Gross increase for tax positions of current year	1,066	1,702	1,842
Gross increase for tax positions of prior years	1	15	481
Gross decrease for tax positions of prior years	(177)	(366)	(112)
Settlement with taxing authority	—	—	—
Lapse of statute of limitations	(161)	(27)	—
Ending Balance	$13,290	$12,561	$11,237
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, 2023 and 2022, the Company had accrued interest and penalties attributable to uncertain tax positions of $0.1 million, $0.2 million, and $0.2 million, respectively. Included in the $13.3 million balance of unrecognized tax benefits as of December 31, 2024 is $6.9 million of tax benefit that, if recognized, would affect the effective tax rate.
The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Due to NOL and tax credit carryovers, the tax years ending December 31, 2004 through December 31, 2024 remain subject to examination by federal and state tax authorities. In Germany, tax years ending December 31, 2018 through December 31, 2024 remain subject to examination by tax authorities.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company does not anticipate significant changes in the balance of gross unrecognized tax benefits over the next 12 months.
16. Net Income per Share
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$14,012	$90,954	$(2,002)

Denominator:
Weighted average shares used to compute net income (loss) attributable to common stockholders:
Basic	38,633,744	38,401,171	37,841,874
Potential dilutive stock-based options and awards, as calculated using treasury stock method	634,293	815,393	—
Diluted	39,268,037	39,216,564	37,841,874
Net income (loss) per share from:
Basic	$0.36	$2.37	$(0.05)
Diluted	$0.36	$2.32	$(0.05)
For the years ended December 31, 2024 and 2023, outstanding stock-based awards of a nominal amount and 11 thousand, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. For the year ended December 31, 2022, outstanding stock-based awards of 2.0 million were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
17. Interest and other income (expense), net
The following table shows the components of interest and other income (expense), net for the years ending December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Interest income	$13,690	$6,825	$1,886
Interest expense	(1,418)	(1,739)	(1,749)
Other (expense) income, net(1)	(682)	1,013	(2,327)
Interest and other income (expense), net	$11,590	$6,099	$(2,190)

(1)Consists primarily of the effects of foreign currency gains or losses.
18. Segment Reporting
The Company derives revenue by selling our medical devices to healthcare providers, direct sales organizations, and distributors. The Company operates as one operating and reportable segment and its sole business activity consists of the design, development, manufacturing and marketing of innovative medical products. The Company provides similar innovative medical products to our customers in the regions that the Company operates in and manages its business activities on a consolidated basis.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The accounting policies of the segment are the same as those described in Note “2. Summary of Significant Accounting Policies”. The Company’s CODM uses net income (loss) to measure segment profit or loss and assesses performance against expectations to make resource allocation decisions. Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company’s operations and assess operating profitability. The Company operates as one operating and reportable segment, and as such the significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations. These significant segment expense include cost of revenue, research and development, and sales, general and administrative expenses. Other segment items that are presented on the consolidated statements of operations include interest and other income (expense), net, provision for (benefit from) income taxes, and non-recurring items such as an impairment charge and acquired in-process research and development. The Company’s entity-wide disclosures, including the breakout of revenue between products are included in Note “19. Revenues”.
19. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers.
The Company’s revenues, disaggregated by geography, based on the destination to which the Company ships its products, for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$902,067	$757,151	$591,715
International	292,548	301,371	255,418
Total	$1,194,615	$1,058,522	$847,133
The Company’s revenues disaggregated by product category, for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Thrombectomy	$815,475	$677,343	$511,137
Embolization and Access	379,140	381,179	335,996
Total	$1,194,615	$1,058,522	$847,133
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of December 31, 2024, 2023 and 2022.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the years ended December 31, 2024, 2023 and 2022, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets and liabilities
The following information summarizes the Company’s contract assets and liabilities (in thousands):

	December 31,
	2024	2023
Contract assets	$18,000	$18,000
Contract liabilities	$541	$6,496
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.
Contract liabilities represents amounts that the Company has already invoiced and are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met and is recognized as the associated performance obligations are satisfied. Revenue recognized during the year ended December 31, 2024 relating to contract liabilities as of December 31, 2023 was $6.0 million.
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its partner in China, the Company agreed to license the technology for certain products to its partner in China to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China on substantially the same terms as the existing license arrangement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three months ended September 30, 2023, the Company entered into an additional licensing arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products. During the three months ended March 31, 2024, the Company entered into an additional licensing agreement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support.
20. Subsequent Events
On February 14, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a custom-built manufacturing facility and warehouse, totaling approximately 330,000 square feet, for the production of medical devices. The transaction is expected to cost approximately $35 million, excluding certain improvements to the facility that the Company plans to undertake in connection with the construction of the facility. The Company expects to complete construction of the facility in 2027. The Company is completing its accounting analysis for this transaction but anticipates the assets will be recognized and measured pursuant to ASC 360 - Property, Plant, and Equipment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended December 31, 2024, certain of our directors and officers adopted trading plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Trading Arrangements”). Each Rule 10b5-1 Trading Arrangement was entered into during an open trading window under our Securities Trading Policy. The following table presents the material terms of each Rule 10b5-1 Trading Arrangement adopted by our officers and directors during the three months ended December 31, 2024, other than terms with respect to the price at which the individual executing the Rule 10b5-1 Trading Arrangement is authorized to trade:

Name and Title of Officer or Director	Plan Action	Plan Action Date	Plan Duration	Total Securities to be Sold
Arani Bose, Director	Adoption	11/21/2024	3/3/2025 - 8/29/2025	48,000
Adam Elsesser, Chairman, Chief Executive Officer and President	Adoption	11/25/2024	3/5/2025 - 9/3/2025	Indeterminable(1)
Don Kassing, Director	Adoption	11/4/2024	4/1/2025 - 11/1/2025	498
Bridget O'Rourke, Director	Adoption	11/11/2024	3/3/2025 - 8/11/2025	250
Johanna Roberts, Executive Vice President, General Counsel and Secretary	Adoption	11/26/2024	3/3/2025 - 12/31/2025	9,000
Lambert Shiu, Chief Accounting Officer	Adoption	11/27/2024	3/3/2025 - 3/31/2025	7,789
Thomas Wilder, Director	Adoption	11/14/2024	3/31/2025 - 11/28/2025	720
Maggie Yuen, Chief Financial Officer	Adoption	11/29/2024	3/3/2025 - 11/7/2025	6,000

(1) The plan provides for the sale of (i) up to 45,000 shares of our common stock to be acquired upon the exercise of stock options, and (ii) an undetermined number of shares of common stock, pursuant to sell-to-cover transactions, necessary to satisfy the exercise price and tax withholding requirements upon the exercise of up to 405,000 stock options, with the specific number of shares to be sold being dependent on the market price of our common stock at the time of such transactions.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held in May 2025 (the “Proxy Statement”).
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
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.3	September 29, 2015
3.2	Second Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.1	August 5, 2022
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37557	4.2	February 23, 2023
10.1Ψ	Lease for facilities at 1321 and 1351 Harbor Bay Parkway, Alameda, California, dated January 1, 2022	10-K	001-37557	10.1	February 23, 2023
10.2	Lease for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated December 17, 2015	10-K	001-37557	10.4	March 8, 2016
10.3	First Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated July 14, 2021	10-K	001-37557	10.7	February 22, 2022
10.4	Second Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated September 1, 2021	10-K	001-37557	10.8	February 22, 2022
10.5Ψ	Third Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated October 1, 2023	10-K	001-37557	10.5	February 22, 2024
10.6†	Amended and Restated 2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.19	August 14, 2015
10.7†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Agreement	10-Q	001-37557	10.1	November 12, 2015
10.8†	Amended and Restated 2014 Equity Incentive Plan - Stock Option Agreement	10-Q	001-37557	10.2	November 12, 2015
10.9†	Amended and Restated 2014 Equity Incentive Plan - Restricted Stock Unit Agreement	10-K	001-37557	10.9	March 8, 2016
10.10†	2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.5	August 14, 2015
10.11†	2005 Stock Plan, and forms of Notice of Grant and Early Exercise Stock Option Agreement	S-1	333-206412	10.7	August 14, 2015
10.12†	Amended and Restated 2014 Equity Incentive Plan - Form of Restricted Stock Unit Agreement	10-K	001-37557	10.13	February 26, 2019
10.13†	Amended and Restated 2014 Equity Incentive Plan - Form of Performance-Based Restricted Stock Unit Agreement	10-K	001-37557	10.14	February 26, 2019
10.14†	Amended and Restated 2014 Equity Incentive Plan – Form of Stock Option Agreement	10-K	001-37557	10.19	February 22, 2022
10.15†	Form of Indemnification Agreement by and between Penumbra, Inc. and each of its directors and executive officers	S-1	333-206412	10.9	August 14, 2015
10.16†	Offer Letter with Adam Elsesser	S-1	333-206412	10.10	August 14, 2015
10.17†	Offer Letter with Johanna Roberts	10-K	001-37557	10.19	February 26, 2020
10.18†	Offer Letter with Maggie Yuen	10-K	001-37557	10.22	February 26, 2020
10.19†Ψ	Equity Award Agreement Amendment by and between Penumbra, Inc. and Johanna Roberts, dated January 4, 2023	10-K	001-37557	10.19	February 22, 2024

10.20†Ψ	Equity Award Agreement Amendment by and between Penumbra, Inc. and Maggie Yuen, dated January 4, 2023	10-K	001-37557	10.20	February 22, 2024
10.21†Ψ	Equity Award Agreement Amendment by and between Penumbra, Inc. and Lambert Shiu, dated January 4, 2023	10-K	001-37557	10.21	February 22, 2024
10.22†	Form of Employee Nondisclosure and Assignment Agreement	S-1	333-206412	10.17	August 14, 2015
10.23†	Employee Stock Purchase Plan	S-1/A	333-206412	10.18	August 31, 2015
10.24	Amended and Restated Lease for facilities at 630 Roseville Parkway, Roseville, California, dated January 29, 2019 and amended on July 31, 2019	10-K	001-37557	10.25	February 26, 2020
10.25	Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated September 3, 2019	10-Q	001-37557	10.1	November 7, 2019
10.26Ψ	First Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated April 10, 2020	10-K	001-37557	10.30	February 22, 2022
10.27	Second Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated August 5, 2020	10-K	001-37557	10.31	February 22, 2022
10.28	Third Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated July 29, 2021	10-K	001-37557	10.32	February 22, 2022
10.29	Fourth Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated October 15, 2021	10-K	001-37557	10.33	February 22, 2022
10.30	Fifth Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated April 1, 2022	10-K	001-37557	10.27	February 23, 2022
10.31Ψ	Lease for facilities at 1070 South 3800 West, Salt Lake City, Utah, dated April 26, 2019 and amended on April 4, 2022	10-K	001-37557	10.28	February 23, 2022
19.1	Statement of Policy Concerning Trading in Company Securities
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
97.1	Compensation Recoupment Policy	10-K	001-37557	97.1	February 22, 2024

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)
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
Date: February 18, 2025
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

Signature	Title	Date

/s/ Adam Elsesser	Chairman, Chief Executive Officer and President	February 18, 2025
Adam Elsesser	(Principal Executive Officer)

/s/ Maggie Yuen	Chief Financial Officer	February 18, 2025
Maggie Yuen	(Principal Financial Officer)

/s/ Lambert Shiu	Chief Accounting Officer	February 18, 2025
Lambert Shiu	(Principal Accounting Officer)

/s/ Arani Bose	Director	February 18, 2025
Arani Bose

/s/ Don Kassing	Director	February 18, 2025
Don Kassing

/s/ Harpreet Grewal	Director	February 18, 2025
Harpreet Grewal

/s/ Thomas C. Wilder	Director	February 18, 2025
Thomas C. Wilder

/s/ Bridget O’Rourke	Director	February 18, 2025
Bridget O’Rourke

/s/ Janet Leeds	Director	February 18, 2025
Janet Leeds

/s/ Surbhi Sarna	Director	February 18, 2025
Surbhi Sarna