Form 10-Q
period 2025-03-31
Penumbra Inc
filed 2025-04-23
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 9, 2025, the registrant had 38,725,940 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$376,054	$324,404
Marketable investments	2,794	15,727
Accounts receivable, net of allowance for credit losses of $5,964 and $5,638 at March 31, 2025 and December 31, 2024, respectively	167,981	167,668
Inventories	415,863	406,737
Prepaid expenses and other current assets	37,017	36,589
Total current assets	999,709	951,125
Property and equipment, net	72,465	62,641
Operating lease right-of-use assets	175,331	177,787
Finance lease right-of-use assets	27,126	28,018
Intangible assets, net	6,469	6,513
Goodwill	166,123	165,826
Deferred taxes	102,355	100,332
Other non-current assets	43,729	40,939
Total assets	$1,593,307	$1,533,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,153	$31,326
Accrued liabilities	112,675	112,429
Current operating lease liabilities	12,510	12,221
Current finance lease liabilities	2,292	2,369
Total current liabilities	158,630	158,345
Non-current operating lease liabilities	184,652	187,068
Non-current finance lease liabilities	21,201	21,731
Other non-current liabilities	15,942	15,106
Total liabilities	380,425	382,250
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	39	38
Additional paid-in capital	1,116,746	1,096,732
Accumulated other comprehensive loss	(3,130)	(5,843)
Retained earnings	99,227	60,004
Total stockholders’ equity	1,212,882	1,150,931
Total liabilities and stockholders’ equity	$1,593,307	$1,533,181

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$324,140	$278,655
Cost of revenue	108,257	97,516
Gross profit	215,883	181,139
Operating expenses:
Research and development	22,077	24,626
Sales, general and administrative	153,456	144,412
Total operating expenses	175,533	169,038
Income from operations	40,350	12,101
Interest and other income, net	3,508	2,525
Income before income taxes	43,858	14,626
Provision for income taxes	4,635	3,624
Net income	$39,223	$11,002

Net income per share:
Basic	$1.02	$0.28
Diluted	$1.00	$0.28
Weighted average shares outstanding:
Basic	38,562,191	38,717,334
Diluted	39,163,428	39,387,359

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$39,223	$11,002
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	2,735	(1,853)
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(22)	166
Total other comprehensive income (loss), net of tax	2,713	(1,687)
Comprehensive income	$41,936	$9,315

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	38,490,836	$38	$1,096,732	$(5,843)	$60,004	$1,150,931
Issuance of common stock	194,461	1	4,022	—	—	4,023
Shares held for tax withholdings	(1,647)	—	(445)	—	—	(445)
Stock-based compensation	—	—	16,437	—	—	16,437
Other comprehensive income	—	—	—	2,713	—	2,713
Net income	—	—	—	—	39,223	39,223
Balance at March 31, 2025	38,683,650	$39	$1,116,746	$(3,130)	$99,227	$1,212,882

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	38,681,549	$39	$1,047,198	$(3,151)	$134,858	$1,178,944
Issuance of common stock	76,597	—	238	—	—	238
Shares held for tax withholdings	(1,732)	—	(421)	—	—	(421)
Stock-based compensation	—	—	15,455	—	—	15,455
Other comprehensive loss	—	—	—	(1,687)	—	(1,687)
Net income	—	—	—	—	11,002	11,002
Balance at March 31, 2024	38,756,414	$39	$1,062,470	$(4,838)	$145,860	$1,203,531
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,223	$11,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,015	7,519
Stock-based compensation	13,785	13,569
Inventory write-downs	2,485	358
Deferred taxes	(1,998)	475
Other	452	(221)
Changes in operating assets and liabilities:
Accounts receivable	543	8,460
Inventories	(10,762)	(11,619)
Prepaid expenses and other current and non-current assets	(96)	4,565
Accounts payable	(251)	5,209
Accrued expenses and other non-current liabilities	574	(1,022)
Net cash provided by operating activities	48,970	38,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of non-marketable investments	—	(10,000)
Purchases of marketable investments	(35)	(11,267)
Proceeds from maturities of marketable investments	13,000	43,375
Purchases of property and equipment	(13,467)	(5,824)
Other	—	2,100
Net cash (used in) provided by investing activities	(502)	18,384
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	4,022	238
Payment of employee taxes related to vested stock	(445)	(421)
Payments of finance lease obligations	(613)	(550)
Other	(256)	(61)
Net cash provided by (used in) financing activities	2,708	(794)
Effect of foreign exchange rate changes on cash and cash equivalents	474	(257)
NET INCREASE IN CASH AND CASH EQUIVALENTS	51,650	55,628
CASH AND CASH EQUIVALENTS—Beginning of period	324,404	167,486
CASH AND CASH EQUIVALENTS—End of period	$376,054	$223,114
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$838	$292
Right-of-use assets obtained in exchange for finance lease obligations	$7	$17
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,727	$1,816
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,564	$5,337
Cash paid for income taxes	$5,996	$1,125
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, the changes in its comprehensive income (loss) and stockholders’ equity for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 18, 2025. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, non-marketable investments, allowances for credit losses, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of property and equipment, intangibles, operating and financing lease right-of-use (“ROU”) assets and liabilities, income taxes, the fair value of long-lived assets tested for impairment, potential liabilities related to pending claims and litigation, and other contingencies, including the probability of achieving performance targets associated with equity awards with performance conditions, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
Segments

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical products, and operates as one operating segment. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. Refer to Note “13. Segment Reporting” and Note “14. Revenues” for the Company’s segment reporting and entity-wide disclosures, respectively.
Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes— Improvements to Income Tax Disclosures. It requires additional information disclosure, including specified categories and disaggregation of information in the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company did not early adopt and is currently evaluating the impact on its related disclosures.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard enhances disclosures by requiring disaggregated disclosures of an entity’s income statement expense captions. Public business entities are required to disaggregate expense captions into specified categories within the footnotes to the financial statements. The amendments in ASU 2024-04 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard is required to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. The Company is assessing the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of March 31, 2025.
3. Investments and Fair Value of Financial Instruments
Marketable and Non-Marketable Investments
The Company’s marketable and non-marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable and non-marketable investments as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
U.S. treasury	$2,805	$—	$(11)	$—	$2,794
Total	$2,805	$—	$(11)	$—	$2,794

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of March 31, 2025, the total amortized cost basis of the Company’s available-for-sale debt securities, excluding non-marketable debt securities, in an unrealized loss position exceeded its fair value by an immaterial amount. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. As of March 31, 2025, the Company’s non-marketable available-for sale debt securities were not in an unrealized loss position. During the three months ended March 31, 2025, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more twelve months as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
U.S. treasury	$2,794	$(11)	$—	$—	$2,794	$(11)
Total	$2,794	$(11)	$—	$—	$2,794	$(11)

	December 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
U.S. treasury	$2,787	$(19)	$2,987	$(1)	$5,774	$(20)
Total	$2,787	$(19)	$2,987	$(1)	$5,774	$(20)
The contractual maturities of the Company’s marketable investments as of March 31, 2025 (in thousands):

	March 31, 2025
Marketable investments:	Amortized Cost	Fair Value
Due in one year	$1,404	$1,398
Due in one to five years	1,401	1,396
Total	$2,805	$2,794

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Non-marketable investments classified within Level 3 of the fair value hierarchy are valued based on unobservable inputs that are supported by little or no market activity. Current financial information of private companies may not be available and consequently the Company estimates the fair value using inputs that are based on the best available information at the measurement date. Key inputs may include the most recent financial information, financial projections, and financing transactions available for the investee and other quantitative and qualitative factors. Additionally, based on the timing, volume, and other characteristics of the available information, the Company may supplement this information by using one or more valuation techniques, including market and income approaches. There was no change in the fair value of the Company’s non-marketable debt securities as of March 31, 2025 from December 31, 2024.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company did not hold any Level 3 marketable investments as of March 31, 2025 or December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for marketable or non-marketable investments. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2025 or December 31, 2024.
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$234,876	$—	$234,876
Certificate of deposit	—	9,958	—	9,958
U.S agency securities	—	2,483	—	2,483
Money market funds	51,161	—	—	51,161
U.S. treasury	12,977	—	—	12,977
Marketable investments:
U.S. treasury	2,794	—	—	2,794
Non-marketable investments:
Non-marketable investments	—	—	12,850	12,850
Total	$66,932	$247,317	$12,850	$327,099

	As of December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$139,271	$—	$139,271
Certificate of deposit	—	15,995	—	15,995
U.S agency securities	—	3,369	—	3,369
Money market funds	68,133	—	—	68,133
U.S treasury	23,497	—	—	23,497
Marketable investments:
U.S. treasury	15,727	—	—	15,727
Non-marketable investments
Non-marketable investments	—	—	12,850	12,850
Total	$107,357	$158,635	$12,850	$278,842

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Balance Sheet Components
Inventories
The components of inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$116,791	$133,967
Work in process	44,252	35,713
Finished goods	254,820	237,057
Inventories	$415,863	$406,737
Accrued Liabilities
The components of accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Payroll and employee-related expenses	$67,450	$74,201
Accrued expenses	18,946	13,982
Other accrued liabilities	26,279	24,246
Total accrued liabilities	$112,675	$112,429
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the three months ended March 31, 2025 and twelve months ended December 31, 2024, respectively (in thousands):

	March 31, 2025	December 31, 2024
Balance at the beginning of the period	$2,033	$5,755
Accruals of warranties issued, net	575	(1,923)
Settlements of warranty claims	(518)	(1,799)
Balance at the end of the period	$2,090	$2,033
Acquisition of Property
On February 14, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse, totaling approximately 330,000 square feet, for the production of medical devices. The capital project is expected to cost approximately $35 million, excluding certain improvements to the facility that the Company plans to undertake in connection with the construction of the facility. During the three months ended March 31, 2025, the Company made a payment of $10.7 million in relation to the Costa Rica capital project. In accordance with ASC 360, the Company capitalized these payments within property and equipment, net, in the condensed consolidated balance sheets, as they represent costs directly attributable to acquiring the assets and preparing them for their intended use, including the cost of land, work performed and advance payments that are capitalizable as part of the project.
5. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

As of March 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$6,451	$(3,333)	$3,118
Trade secrets and processes	5,256	(1,905)	3,351
Total intangible assets	$11,707	$(5,238)	$6,469

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three months ended March 31, 2025, the Company disposed of intangible assets related to its immersive healthcare business that had been previously impaired during the year ended December 31, 2024, resulting in the write-off of developed technology and the corresponding accumulated amortization of $83.2 million.

As of December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology(1)	$83,289	$(83,289)	$—
Customer relationships	6,192	(3,095)	3,097
Trade secrets and processes	5,256	(1,840)	3,416
Total intangible assets	$94,737	$(88,224)	$6,513

(1)During the year ended December 31, 2024, the Company recorded an impairment of developed technology charge of $58.9 million included within accumulated amortization in the table above.
The gross carrying amount and accumulated amortization of the customer relationships are the only intangible assets subject to foreign currency translation effects. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement in 2018.
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$66	$66
Sales, general and administrative	104	2,487
Total	$170	$2,553
6. Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2025 (in thousands):

Total Company
Balance as of December 31, 2024	$165,826
Foreign currency translation	297
Balance as of March 31, 2025	$166,123
Goodwill Impairment Review
The Company reviews goodwill for impairment annually on October 31, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company operates as one segment, which is the sole reporting unit of the Company, and therefore goodwill is tested for impairment at the consolidated level. Accordingly, when assessing whether an impairment test is required more frequently than on its annual testing date, the Company considers whether events or circumstances have taken place that indicate it is more likely than not that the Company’s enterprise fair value is less than the carrying amount of its one reporting unit, including goodwill. The Company determined there were no impairment indicators as of March 31, 2025.
7. Commitments and Contingencies
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
On April 7, 2023, a former contractor who had been retained by the Company through a third party staffing agency filed a putative class action lawsuit as well as a Private Attorney General Act (“PAGA”) representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the contractor and similarly situated Company contractors and employees in California, alleging various claims pursuant to the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Additionally, on April 10, 2023, a current employee of the Company filed a PAGA representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the employee and similarly situated Company employees in California, alleging similar claims. The complaints seek payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. Following mediation in April 2024, in May 2024 the parties entered into a formal agreement to settle the claims for an aggregate amount of $4.6 million, subject to approval by the court. The proposed settlement agreement was initially submitted to the court for preliminary approval on June 18, 2024, and the court granted preliminary approval of the settlement agreement on October 14, 2024 and final approval on March 12, 2025. In the prior period, the Company recorded an accrual of $4.6 million in its financial statements for the three months ended March 31, 2024 related to these matters.
8. Stockholders’ Equity
Stock-based Compensation
Stock-based compensation expense is associated with restricted stock units (“RSUs”), RSUs with performance conditions (“PSUs”), stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”).
Certain PSUs granted to senior management during the three months ended March 31, 2025, will vest subject to the achievement of pre-established financial performance targets for the year ending December 31, 2025, and continued service. The fair value of these PSUs is based on the closing price of the Company's common stock on the date of grant. Stock-based compensation costs associated with these PSUs are recognized over the requisite service period of 4.25 years using graded vesting which results in more accelerated expense recognition compared to traditional time-based vesting over the same vesting period. Each reporting period, the Company monitors the probability of achieving the performance targets and may adjust periodic stock-based compensation expense based on its determination of the likelihood of achieving these performance targets

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
and the estimated number of shares of common stock that will vest. The actual number of PSUs awarded is based on the actual performance during the performance period compared to the performance targets.
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$777	$1,194
Research and development	2,166	2,168
Sales, general and administrative	10,842	10,207
Total	$13,785	$13,569
As of March 31, 2025, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $61.9 million, which is expected to be recognized over a weighted average period of 3.0 years.
As of March 31, 2025, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $30.7 million, which is expected to be recognized over a weighted average period of 3.3 years.
The total stock-based compensation cost capitalized in inventory was $1.4 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.
9. Accumulated Other Comprehensive Loss
Other comprehensive income (loss) consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments, non-marketable investments, and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net income, these comprehensive income items accumulate and are included within accumulated other comprehensive loss. Unrealized gains and losses on our marketable and non-marketable investments are reclassified from accumulated other comprehensive loss into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive loss.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(701)	$2,850	$(7,992)	$(5,843)	$(558)	$—	$(2,593)	$(3,151)
Other comprehensive loss before reclassifications:
Unrealized (losses) gains — investments	(29)	—	—	(29)	166	—	—	166
Foreign currency translation gains (losses)	—	—	2,735	2,735	—	—	(1,857)	(1,857)
Income tax effect — expense	7	—	—	7	—	—	4	4
Net of tax	(22)	—	2,735	2,713	166	—	(1,853)	(1,687)
Net current-year other comprehensive income (loss)	(22)	—	2,735	2,713	166	—	(1,853)	(1,687)
Balance, end of the period	$(723)	$2,850	$(5,257)	$(3,130)	$(392)	$—	$(4,446)	$(4,838)
10. Income Taxes
The Company’s income tax expense (benefit), deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Income tax expense for the three months ended March 31, 2025 was $4.6 million, or 10.6% of income before taxes, compared to $3.6 million, or 24.8% of income before taxes, for the three months ended March 31, 2024. The change in effective tax rate was primarily due to an increase in excess tax benefits from stock-based compensation attributable to the U.S. jurisdiction in the current period.
The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of March 31, 2025, the Company maintains a valuation allowance primarily against its California R&D tax credit DTAs for which the Company does not believe a tax benefit is more likely than not to be realized due to the computation of California taxes under the single sales factor and non-conformity of the Section 174 capitalization rule.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of March 31, 2025.
11. Net Income per Share
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$39,223	$11,002
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	38,562,191	38,717,334
Potential dilutive stock-based options and awards	601,237	670,025
Diluted	39,163,428	39,387,359
Net income per share:
Basic	$1.02	$0.28
Diluted	$1.00	$0.28
For the three months ended March 31, 2025 and 2024, outstanding stock-based awards of 2 thousand and 26 thousand shares, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive in the relevant periods.
12. Interest and other income (expense), net

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table shows the components of interest and other income (expense), net for the three months ended March 31, 2025 and 2024 and (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$3,385	$3,293
Interest expense	(322)	(402)
Other income (expense), net(1)	445	(366)
Interest and other income, net	$3,508	$2,525

(1)Consists primarily of the effects of foreign currency gains or losses.
13. Segment Reporting
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
The accounting policies of the segment are the same as those described in Note “2. Summary of Significant Accounting Policies”. The Company’s CODM uses net income (loss) to measure segment profit or loss and assesses performance against expectations to make resource allocation decisions. Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company’s operations and assess operating profitability. The Company operates as one operating and reportable segment, and as such the significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations. These significant segment expense include cost of revenue, research and development, and sales, general and administrative expenses. Other segment items that are presented on the consolidated statements of operations include interest and other income (expense), net, provision for (benefit from) income taxes, and non-recurring items. The Company’s entity-wide disclosures, including the breakout of revenue between products are included in Note “14. Revenues”.
14. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$256,860	$209,644
International	67,280	69,011
Total	$324,140	$278,655

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s revenues disaggregated by product category for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Thrombectomy	$226,544	$187,703
Embolization and Access	97,596	90,952
Total	$324,140	$278,655
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of March 31, 2025 and 2024.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three months ended March 31, 2025 and 2024, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets
The following information summarizes the Company’s contract assets (in thousands):

	March 31, 2025	December 31, 2024
Contract assets	$18,000	$18,000
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Since our founding in 2004, we have invested heavily in our product development and commercial expansion that has established the foundation of our global organization. We have successfully developed, obtained regulatory clearance or approval for, and introduced products into the thrombectomy market since 2007, access market since 2008, embolization market since 2011, and neurosurgical market since 2014.
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
To address the challenging and significant clinical needs of our key markets, we have developed products that fall into the following broad product families:
Our thrombectomy products fall into two broad product families:
•Peripheral thrombectomy - INDIGO System, including Lightning, Bolt and CAT RX, designed for continuous or modulated aspiration, computer assisted vacuum thrombectomy, including aspiration catheters, microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, separators, aspiration pump and accessories, including delivery catheters used in peripheral thrombectomy procedures
•Neuro thrombectomy - Penumbra System, including Penumbra RED, SENDit, JET, ACE, BMX, and MAX catheters and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories

Our embolization and access products fall into four broad product families:
•Peripheral embolization - RUBY Coil System, Ruby LP, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400, PAC400 and SwiftPAC Coil
•Access - delivery catheters, consisting of Neuron, Neuron MAX, BENCHMARK, BMX, DDC, PX SLIM, and MIDWAY
•Neurosurgical - Artemis Neuro Evacuation Device
By pioneering these innovations, we support healthcare providers, hospitals and clinics in more than 100 countries, working to improve patient outcomes and quality of life. In the three months ended March 31, 2025 and 2024, 20.8% and 24.8% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $324.1 million and $278.7 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $45.5 million. We generated income from operations of $40.4 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively.
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
Cost of Revenue. Cost of revenue consists primarily of the cost of raw materials and components, personnel costs, including stock-based compensation, inbound freight charges, receiving costs, inspection and testing costs, warehousing costs, royalty expense, handling costs, which are costs incurred to handle products by a third-party shipper to the customers, and other labor and overhead costs incurred in the manufacturing of products. We manufacture substantially all of our products in our manufacturing facilities in Alameda and Roseville, California.
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
Income Taxes. We are taxed at the rates applicable within each jurisdiction in which we operate. The composite income tax rate, tax provisions, deferred tax assets (“DTAs”) and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and deferred tax liabilities and the potential valuation allowance recorded against our net DTAs. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the DTAs will not be achieved.

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2025		2024
	(in thousands, except for percentages)
Revenue	$324,140	100.0%	$278,655	100.0%
Cost of revenue	108,257	33.4	97,516	35.0
Gross profit	215,883	66.6	181,139	65.0
Operating expenses:
Research and development	22,077	6.8	24,626	8.8
Sales, general and administrative	153,456	47.3	144,412	51.8
Total operating expenses	175,533	54.2	169,038	60.7
Income from operations	40,350	12.4	12,101	4.3
Interest and other income, net	3,508	1.1	2,525	0.9
Income before income taxes	43,858	13.5	14,626	5.2
Provision for income taxes	4,635	1.4	3,624	1.3
Net income	$39,223	12.1%	$11,002	3.9%

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Thrombectomy	$226,544	$187,703	$38,841	20.7%
Embolization and Access	97,596	90,952	6,644	7.3%
Total	$324,140	$278,655	$45,485	16.3%
Revenue increased $45.5 million, or 16.3%, to $324.1 million in the three months ended March 31, 2025, from $278.7 million in the three months ended March 31, 2024. Overall revenue growth was primarily due to an increase in sales of our new and existing thrombectomy products.
Revenue from our global thrombectomy products increased $38.8 million, or 20.7%, to $226.5 million in the three months ended March 31, 2025, from $187.7 million in the three months ended March 31, 2024. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Sales of our U.S. thrombectomy products increased by 25.0% in the three months ended March 31, 2025. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $6.6 million, or 7.3%, to $97.6 million in the three months ended March 31, 2025, from $91.0 million in the three months ended March 31, 2024. The increase in our global embolization and access products was primarily driven by sales of our U.S. embolization and access products, which increased by 16.2% in the three months ended March 31, 2025. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,				Change
	2025		2024		$	%
	(in thousands, except for percentages)
United States	$256,860	79.2%	$209,644	75.2%	$47,216	22.5%
International	67,280	20.8%	69,011	24.8%	(1,731)	(2.5)%
Total	$324,140	100.0%	$278,655	100.0%	$45,485	16.3%
Revenue from product sales in international markets decreased $1.7 million, or 2.5%, to $67.3 million in the three months ended March 31, 2025, from $69.0 million in the three months ended March 31, 2024. The decrease in our international revenue was primarily attributable to a decline in China revenue, partially offset by increases in all other international regions. Revenue from international sales represented 20.8% and 24.8% of our total revenue for the three months ended March 31, 2025 and 2024, respectively.
Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of revenue	$108,257	$97,516	$10,741	11.0%
Gross profit	$215,883	$181,139	$34,744	19.2%
Gross margin %	66.6%	65.0%
Gross margin increased by 1.6 percentage points to 66.6% in the three months ended March 31, 2025, from 65.0% in the three months ended March 31, 2024. The improvement in gross margin was primarily driven by favorable product mix across our regions and productivity improvements. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
R&D	$22,077	$24,626	$(2,549)	(10.4)%
R&D as a percentage of revenue	6.8%	8.8%
R&D expenses decreased by $2.5 million, or 10.4%, to $22.1 million in the three months ended March 31, 2025, from $24.6 million in the three months ended March 31, 2024. The decrease was primarily due to a $1.7 million decrease in personnel-related expenses which reflects lower costs following the exit from our immersive healthcare business in the third quarter of 2024, partially offset by additional investment to support our growth.
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
Sales, General and Administrative (“SG&A”)

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
SG&A	$153,456	$144,412	$9,044	6.3%
SG&A as a percentage of revenue	47.3%	51.8%
SG&A expenses increased by $9.0 million, or 6.3%, to $153.5 million in the three months ended March 31, 2025, from $144.4 million in the three months ended March 31, 2024. The increase was primarily due to a $10.1 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth and a $2.6 million increase in costs related to marketing events. This was partially offset by a $4.8 million decrease in non-recurring litigation related expenses, including settlement costs and legal fees, associated with wage and hour complaints filed against the Company in 2023.
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
Provision for income taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Provision for income taxes	$4,635	$3,624	$1,011	27.9%
Effective tax rate	10.6%	24.8%
Our income tax expense for the three months ended March 31, 2025 was $4.6 million, or 10.6% of income before taxes, compared to $3.6 million, or 24.8% of income before taxes, for the three months ended March 31, 2024. The change in effective tax rate was primarily due an increase in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction in the current period.
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
Liquidity and Capital Resources
As of March 31, 2025, we had $841.1 million in working capital, which included $376.1 million in cash and cash equivalents and $2.8 million in marketable investments. As of March 31, 2025, we held approximately 6.0% of our cash and cash equivalents in foreign entities.
We believe our current sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. For example, during the three months ended March 31, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. See Note “4. Balance Sheet Components” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. We expect to continue to make investments as we launch new products, expand our manufacturing operations and information technology infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders, and could require us to agree to covenants that limit our operating flexibility.
Share Repurchase Program
On August 5, 2024, the Company’s Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization expires on July 31, 2025. Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. As of March 31, 2025, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization.

The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$376,054	$324,404
Marketable investments	2,794	15,727
Accounts receivable, net	167,981	167,668
Accounts payable	31,153	31,326
Accrued liabilities	112,675	112,429
Working capital(1)	841,079	792,780

(1)Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash and cash equivalents at beginning of period	$324,404	$167,486
Net cash provided by operating activities	48,970	38,295
Net cash (used in) provided by investing activities	(502)	18,384
Net cash provided by (used in) financing activities	2,708	(794)
Effect of foreign exchange rate changes on cash and cash equivalents	474	(257)
Cash and cash equivalents and at end of period	376,054	223,114
Net Cash Provided By Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-offs and write-downs, changes in deferred tax balances, and the effect of changes in working capital and other activities).
Net cash provided by operating activities was $49.0 million during the three months ended March 31, 2025 and consisted of consolidated net income of $39.2 million and non-cash items of $19.7 million, offset by net changes in operating assets and liabilities of $10.0 million. The change in operating assets and liabilities primarily relates to an increase in inventories of $10.8 million to support our growth, a decrease in accounts payable of $0.3 million, and an increase in prepaid expenses and other current and non-current assets of $0.1 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $0.6 million and a decrease in accounts receivables of $0.5 million due to timing of invoicing and collections.
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
Net Cash (Used In) Provided By Investing Activities
Net cash (used in) provided by investing activities relates primarily to capital expenditures and purchases of marketable and non-marketable investments, partially offset by proceeds from maturities of marketable investments.
Net cash used in investing activities was $0.5 million during the three months ended March 31, 2025 and primarily consisted of capital expenditures of $13.5 million, partially offset by $13.0 million in proceeds from maturities of marketable investments.

Net cash provided by investing activities was $18.4 million during the three months ended March 31, 2024 and primarily consisted of $32.1 million in proceeds from maturities of marketable investments, net of purchases, partially offset by purchases of non-marketable investments of $10.0 million and capital expenditures of $5.8 million.
Net Cash Provided By (Used In) Financing Activities
Net cash provided by (used in) financing activities primarily relates to proceeds from exercises of stock options, partially offset by payments towards the reduction of our finance lease obligations and payments of employee taxes related to vested restricted stock units.
Net cash provided by financing activities was $2.7 million during the three months ended March 31, 2025 and primarily consisted of $4.0 million in proceeds from exercises of stock options, partially offset by $0.6 million in payments towards finance leases and $0.4 million of payments of employee taxes related to vested restricted stock units.
Net cash used in financing activities was $0.8 million during the three months ended March 31, 2024 and primarily consisted of $0.6 million in payments towards finance leases and $0.4 million of payments of employee taxes related to vested restricted stock units, partially offset by proceeds from exercises of stock options of $0.2 million.
Contractual Obligations and Commitments
During the three months ended March 31, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. Refer to Note “4. Balance Sheet Components” to our condensed consolidated financial statement in Part I, Item 1 of this Quarterly Report on Form 10 for more information.
There have been no other material changes to our contractual obligations and commitments as of March 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk. We had cash and cash equivalents of $376.1 million as of March 31, 2025, which consisted of funds held primarily in commercial paper, money market funds, U.S. treasury securities, and general checking and savings accounts. In addition, we had marketable investments of $2.8 million, which consisted primarily of U.S. treasury securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the three months ended March 31, 2025 was primarily impacted by favorable product mix across our regions and productivity improvements, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2025 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “7. Commitments and Contingencies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported in, or new risk factors identified since the filing of, our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended March 31, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: April 23, 2025
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)