Form 10-Q
period 2025-06-30
Penumbra Inc
filed 2025-07-29
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 14, 2025, the registrant had 38,999,129 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$421,768	$324,404
Marketable investments	2,795	15,727
Accounts receivable, net of allowance for credit losses of $6,007 and $5,638 at June 30, 2025 and December 31, 2024, respectively	175,536	167,668
Inventories	427,628	406,737
Prepaid expenses and other current assets	37,757	36,589
Total current assets	1,065,484	951,125
Property and equipment, net	84,825	62,641
Operating lease right-of-use assets	174,059	177,787
Finance lease right-of-use assets	27,606	28,018
Intangible assets, net	6,552	6,513
Goodwill	166,752	165,826
Deferred taxes	109,141	100,332
Other non-current assets	40,390	40,939
Total assets	$1,674,809	$1,533,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,121	$31,326
Accrued liabilities	114,389	112,429
Current operating lease liabilities	12,855	12,221
Current finance lease liabilities	2,396	2,369
Total current liabilities	157,761	158,345
Non-current operating lease liabilities	183,493	187,068
Non-current finance lease liabilities	21,785	21,731
Other non-current liabilities	17,819	15,106
Total liabilities	380,858	382,250
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	39	38
Additional paid-in capital	1,146,260	1,096,732
Accumulated other comprehensive income (loss)	3,155	(5,843)
Retained earnings	144,497	60,004
Total stockholders’ equity	1,293,951	1,150,931
Total liabilities and stockholders’ equity	$1,674,809	$1,533,181

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$339,455	$299,403	$663,595	$578,058
Cost of revenue	115,445	136,574	223,702	234,090
Gross profit	224,010	162,829	439,893	343,968
Operating expenses:
Research and development	23,218	24,942	45,295	49,568
Sales, general and administrative	159,964	141,903	313,420	286,315
Impairment charge	—	76,945	—	76,945
Total operating expenses	183,182	243,790	358,715	412,828
Income (loss) from operations	40,828	(80,961)	81,178	(68,860)
Interest and other income, net	4,482	3,087	7,990	5,612
Income (loss) before income taxes	45,310	(77,874)	89,168	(63,248)
Provision for (benefit from) income taxes	40	(17,674)	4,675	(14,050)
Net income (loss)	$45,270	$(60,200)	$84,493	$(49,198)

Net income (loss) per share:
Basic	$1.17	$(1.55)	$2.18	$(1.27)
Diluted	$1.15	$(1.55)	$2.15	$(1.27)
Weighted average shares outstanding:
Basic	38,834,917	38,793,341	38,699,307	38,755,337
Diluted	39,245,953	38,793,341	39,214,027	38,755,337

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$45,270	$(60,200)	$84,493	$(49,198)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	6,284	(451)	9,019	(2,304)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	1	241	(21)	407
Total other comprehensive income (loss), net of tax	6,285	(210)	8,998	(1,897)
Comprehensive income (loss)	$51,555	$(60,410)	$93,491	$(51,095)

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	38,490,836	$38	$1,096,732	$(5,843)	$60,004	$1,150,931
Issuance of common stock	194,461	1	4,022	—	—	4,023
Shares held for tax withholdings	(1,647)	—	(445)	—	—	(445)
Stock-based compensation	—	—	16,437	—	—	16,437
Other comprehensive income	—	—	—	2,713	—	2,713
Net income	—	—	—	—	39,223	39,223
Balance at March 31, 2025	38,683,650	$39	$1,116,746	$(3,130)	$99,227	$1,212,882
Issuance of common stock	244,129	—	6,704	—	—	6,704
Issuance of common stock under employee stock purchase plan	43,604	—	8,866	—	—	8,866
Shares held for tax withholdings	(230)	—	(62)	—	—	(62)
Stock-based compensation	—	—	14,006	—	—	14,006
Other comprehensive income	—	—	—	6,285	—	6,285
Net income	—	—	—	—	45,270	45,270
Balance at June 30, 2025	38,971,153	$39	$1,146,260	$3,155	$144,497	$1,293,951

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	38,681,549	$39	$1,047,198	$(3,151)	$134,858	$1,178,944
Issuance of common stock	76,597	—	238	—	—	238
Shares held for tax withholdings	(1,732)	—	(421)	—	—	(421)
Stock-based compensation	—	—	15,455	—	—	15,455
Other comprehensive loss	—	—	—	(1,687)	—	(1,687)
Net income	—	—	—	—	11,002	11,002
Balance at March 31, 2024	38,756,414	$39	$1,062,470	$(4,838)	$145,860	$1,203,531
Issuance of common stock	28,043	—	61	—	—	61
Issuance of common stock under employee stock purchase plan	51,752	—	8,861	—	—	8,861
Shares held for tax withholdings	(428)	—	(89)	—	—	(89)
Stock-based compensation	—	—	9,277	—	—	9,277
Other comprehensive loss	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	(60,200)	(60,200)
Balance at June 30, 2024	38,835,781	$39	$1,080,580	$(5,048)	$85,660	$1,161,231
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$84,493	$(49,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,522	15,166
Stock-based compensation	28,019	23,129
Impairment charge	—	76,945
Inventory write-downs	3,260	36,184
Deferred taxes	(8,747)	(23,736)
Other	643	701
Changes in operating assets and liabilities:
Accounts receivable	(4,239)	(2,029)
Inventories	(22,133)	(22,953)
Prepaid expenses and other current and non-current assets	86	2,140
Accounts payable	(3,500)	5,492
Accrued expenses and other non-current liabilities	5,512	(935)
Net cash provided by operating activities	93,916	60,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of non-marketable investments	—	(10,000)
Purchases of marketable investments	(36)	(11,308)
Proceeds from maturities of marketable investments	13,000	82,926
Purchases of property and equipment	(29,046)	(10,360)
Other	—	1,600
Net cash (used in) provided by investing activities	(16,082)	52,858
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	10,726	299
Proceeds from issuance of stock under employee stock purchase plan	8,866	8,861
Payment of employee taxes related to vested stock	(507)	(510)
Payments of finance lease obligations	(1,304)	(1,109)
Other	(256)	(61)
Net cash provided by financing activities	17,525	7,480
Effect of foreign exchange rate changes on cash and cash equivalents	2,005	(398)
NET INCREASE IN CASH AND CASH EQUIVALENTS	97,364	120,846
CASH AND CASH EQUIVALENTS—Beginning of period	324,404	167,486
CASH AND CASH EQUIVALENTS—End of period	$421,768	$288,332
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$2,814	$864
Right-of-use assets obtained in exchange for finance lease obligations	$1,390	$25
Purchase of property and equipment funded through accounts payable and accrued liabilities	$1,618	$1,414
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$11,131	$11,013
Cash paid for income taxes	$13,079	$9,543
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024, the changes in its comprehensive income (loss) and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 18, 2025. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2025, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Segments

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity: the design, development, manufacturing and marketing of innovative medical products, and operates as one operating segment. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. Refer to Note “14. Segment Reporting” and Note “15. Revenues” for the Company’s segment reporting and entity-wide disclosures, respectively.
Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes— Improvements to Income Tax Disclosures. It requires the disclosure of additional information, including specified categories and disaggregation of information in the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact on its disclosures within the consolidated financial statements and does not elect to early adopt as of June 30, 2025.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard enhances disclosures by requiring disaggregated disclosures of an entity’s income statement expense captions. Public business entities are required to disaggregate expense captions into specified categories within the footnotes to the financial statements. The amendments in ASU 2024-04 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard is required to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. The Company is evaluating the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of June 30, 2025.
3. Investments and Fair Value of Financial Instruments
Marketable and Non-Marketable Investments
The Company’s marketable and non-marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable and non-marketable investments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
U.S. treasury	$2,804	$—	$(9)	$—	$2,795
Total	2,804	—	(9)	—	2,795
Non-marketable investments:
Non-marketable debt securities	10,000	2,850	—	—	12,850
Total	10,000	2,850	—	—	12,850
Total	$12,804	$2,850	$(9)	$—	$15,645

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2024
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
U.S. treasury	$15,744	$3	$(20)	$—	$15,727
Total	15,744	3	(20)	—	15,727
Non-marketable investment:
Non-marketable debt securities	10,000	2,850	—	—	12,850
Total	10,000	2,850	—	—	12,850
Total	$25,744	$2,853	$(20)	$—	$28,577
As of June 30, 2025, the total amortized cost basis of the Company’s available-for-sale debt securities, excluding non-marketable debt securities, in an unrealized loss position exceeded its fair value by an immaterial amount. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. As of June 30, 2025, the Company’s non-marketable available-for sale debt securities were not in an unrealized loss position. During the three and six months ended June 30, 2025, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income (loss).
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more twelve months as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
U.S. treasury	$2,795	$(9)	$—	$—	$2,795	$(9)
Total	$2,795	$(9)	$—	$—	$2,795	$(9)

	December 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
U.S. treasury	$2,787	$(19)	$2,987	$(1)	$5,774	$(20)
Total	$2,787	$(19)	$2,987	$(1)	$5,774	$(20)
The contractual maturities of the Company’s marketable investments as of June 30, 2025 (in thousands):

	June 30, 2025
Marketable investments:	Amortized Cost	Fair Value
Due in one year	$2,804	$2,795
Total	$2,804	$2,795

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
Non-marketable investments classified within Level 3 of the fair value hierarchy are valued based on unobservable inputs that are supported by little or no market activity. Current financial information of private companies may not be available and consequently the Company estimates the fair value using inputs that are based on the best available information at the measurement date. Key inputs may include the most recent financial information, financial projections, and financing transactions available for the investee and other quantitative and qualitative factors. Additionally, based on the timing, volume, and other characteristics of the available information, the Company may supplement this information by using one or more valuation techniques, including market and income approaches. There was no change in the fair value of the Company’s non-marketable debt securities as of June 30, 2025 from December 31, 2024.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company did not hold any Level 3 marketable investments as of June 30, 2025 or December 31, 2024. During the six months ended June 30, 2025 and 2024, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for marketable or non-marketable investments. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2025 or December 31, 2024.
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$266,545	$—	$266,545
Certificate of deposit	—	27,496	—	27,496
Money market funds	58,795	—	—	58,795
U.S. treasury	12,469	—	—	12,469
Marketable investments:
U.S. treasury	2,795	—	—	2,795
Non-marketable investment:
Non-marketable investment	—	—	12,850	12,850
Total	$74,059	$294,041	$12,850	$380,950

	As of December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$139,271	$—	$139,271
Certificate of deposit	—	15,995	—	15,995
U.S agency securities	—	3,369	—	3,369
Money market funds	68,133	—	—	68,133
U.S treasury	23,497	—	—	23,497
Marketable investments:
U.S. treasury	15,727	—	—	15,727
Non-marketable investment:
Non-marketable investment	—	—	12,850	12,850
Total	$107,357	$158,635	$12,850	$278,842

4. Impairment of Immersive Healthcare Asset Group
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three and six months ended June 30, 2025, there were no events or circumstances that indicated the need to test for impairment and as such there was no impairment charge recorded during the period.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
5. Balance Sheet Components
Inventories
The components of inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$122,591	$133,967
Work in process	45,661	35,713
Finished goods	259,376	237,057
Inventories	$427,628	$406,737
Accrued Liabilities
The components of accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Payroll and employee-related expenses	$74,075	$74,201
Accrued expenses	11,676	13,982
Other accrued liabilities	28,638	24,246
Total accrued liabilities	$114,389	$112,429
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the six months ended June 30, 2025 and twelve months ended December 31, 2024, respectively (in thousands):

	June 30, 2025	December 31, 2024
Balance at the beginning of the period	$2,033	$5,755
Accruals of warranties issued, net	1,170	(1,923)
Settlements of warranty claims	(1,077)	(1,799)
Balance at the end of the period	$2,126	$2,033
Acquisition of Property
On February 14, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse, totaling approximately 330,000 square feet, for the production of medical devices. The capital project is expected to cost approximately $35 million, excluding certain improvements to the facility that the Company plans to undertake in connection with the construction of the facility. During the six months ended June 30, 2025, the Company made payments of $16.4 million in relation to the Costa Rica capital project. In accordance with ASC 360, the Company

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
capitalized these payments within property and equipment, net, in the condensed consolidated balance sheets, as they represent costs directly attributable to acquiring the assets and preparing them for their intended use, including the cost of land, work performed and advance payments that are capitalizable as part of the project.
6. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

As of June 30, 2025	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$7,000	$(3,733)	$3,267
Trade secrets and processes	5,256	(1,971)	3,285
Total intangible assets	$12,256	$(5,704)	$6,552
During the six months ended June 30, 2025, the Company disposed of intangible assets related to its immersive healthcare business that had been previously impaired during the year ended December 31, 2024, resulting in the write-off of developed technology and the corresponding accumulated amortization of $83.3 million.

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
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$66	$66	$131	$131
Sales, general and administrative(1)	112	2,486	218	4,974
Total	$178	$2,552	$349	$5,105

(1)This does not include the impairment charge of $58.9 million related to the Company’s immersive healthcare developed technology during the three months ended June 30, 2024. Refer to Note “4. Impairment of Immersive Healthcare Asset Group” for more information.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2025 (in thousands):

Total Company
Balance as of December 31, 2024	$165,826
Foreign currency translation	926
Balance as of June 30, 2025	$166,752
Goodwill Impairment Review
The Company reviews goodwill for impairment annually on October 31, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company operates as one segment, which is the sole reporting unit of the Company, and therefore goodwill is tested for impairment at the consolidated level. Accordingly, when assessing whether an impairment test is required more frequently than on its annual testing date, the Company considers whether events or circumstances have taken place that indicate it is more likely than not that the Company’s enterprise fair value is less than the carrying amount of its one reporting unit, including goodwill. The Company determined there were no impairment indicators as of or during the six months ended June 30, 2025.
8. Commitments and Contingencies
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
On April 7, 2023, a former contractor who had been retained by the Company through a third party staffing agency filed a putative class action lawsuit as well as a Private Attorney General Act (“PAGA”) representative action complaint against the

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company in the Superior Court of the State of California for the County of Alameda, on behalf of the contractor and similarly situated Company contractors and employees in California, alleging various claims pursuant to the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Additionally, on April 10, 2023, a current employee of the Company filed a PAGA representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the employee and similarly situated Company employees in California, alleging similar claims. The complaints sought payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. Following mediation in April 2024, in May 2024 the parties entered into a formal agreement to settle the claims for an aggregate amount of $4.6 million, subject to approval by the court. The proposed settlement agreement was initially submitted to the court for preliminary approval on June 18, 2024, and the court granted preliminary approval of the settlement agreement on October 14, 2024 and final approval on March 12, 2025. In the prior period, the Company recorded an accrual of $4.6 million in its financial statements for the three months ended March 31, 2024 related to these matters. The Company completed payments under the settlement agreement during the three months ended June 30, 2025.
9. Stockholders’ Equity
Stock-based Compensation
Stock-based compensation expense is associated with restricted stock units (“RSUs”), RSUs with performance conditions (“PSUs”), stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”).
Certain PSUs granted to senior management during the six months ended June 30, 2025, will vest subject to the achievement of pre-established financial performance targets for the year ending December 31, 2025, and continued service. The fair value of these PSUs is based on the closing price of the Company's common stock on the date of grant. Stock-based compensation costs associated with these PSUs are recognized over the requisite service period of 4.25 years using graded vesting which results in more accelerated expense recognition compared to traditional time-based vesting over the same vesting period. Each reporting period, the Company monitors the probability of achieving the performance targets and may adjust periodic stock-based compensation expense based on its determination of the likelihood of achieving these performance targets and the estimated number of shares of common stock that will vest. The actual number of PSUs awarded is based on the actual performance during the performance period compared to the performance targets.
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$887	$981	$1,664	$2,175
Research and development	2,375	1,746	4,541	3,914
Sales, general and administrative	10,972	6,833	21,814	17,040
Total	$14,234	$9,560	$28,019	$23,129
As of June 30, 2025, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $62.6 million, which is expected to be recognized over a weighted average period of 2.9 years.
As of June 30, 2025, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $30.6 million, which is expected to be recognized over a weighted average period of 3.2 years.
The total stock-based compensation cost capitalized in inventory was $1.5 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.
10. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments, non-marketable investments, and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net income (loss), these comprehensive income (loss) items accumulate and are included within accumulated other comprehensive income (loss). Unrealized gains and losses on our marketable and non-marketable investments are reclassified from accumulated other comprehensive income (loss) into earnings

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive loss.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(723)	$2,850	$(5,257)	$(3,130)	$(392)	$—	$(4,446)	$(4,838)
Other comprehensive loss before reclassifications:
Unrealized gains — investments	1	—	—	1	145	96	—	241
Foreign currency translation gains (losses)	—	—	6,284	6,284	—	—	(451)	(451)
Income tax effect — benefit (expense)	—	—	—	—	—	—	—	—
Net of tax	1	—	6,284	6,285	145	96	(451)	(210)
Net current-year other comprehensive income (loss)	1	—	6,284	6,285	145	96	(451)	(210)
Balance, end of the period	$(722)	$2,850	$1,027	$3,155	$(247)	$96	$(4,897)	$(5,048)

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(701)	$2,850	$(7,992)	$(5,843)	$(558)	$—	$(2,593)	$(3,151)
Other comprehensive loss before reclassifications:
Unrealized (losses) gains — investments	(28)	—	—	(28)	311	96	—	407
Foreign currency translation gains (losses)	—	—	9,019	9,019	—	—	(2,308)	(2,308)
Income tax effect — benefit	7	—	—	7	—	—	4	4
Net of tax	(21)	—	9,019	8,998	311	96	(2,304)	(1,897)
Net current-year other comprehensive income (loss)	(21)	—	9,019	8,998	311	96	(2,304)	(1,897)
Balance, end of the period	$(722)	$2,850	$1,027	$3,155	$(247)	$96	$(4,897)	$(5,048)
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s income tax expense was immaterial and $4.7 million for the three and six months ended June 30, 2025, respectively, which was primarily due to tax expenses attributable to its worldwide profits offset by discrete tax benefits from stock-based compensation attributable to the U.S. jurisdiction. The Company’s benefit from income taxes was $17.7 million and $14.1 million for the three and six months ended June 30, 2024, respectively, which was primarily due to tax expenses attributable to its worldwide profits offset by a discrete tax benefit from the impairment charge related to the immersive healthcare asset group.
The Company’s effective tax rate changed from 22.7% for the three months ended June 30, 2024 to 0.1% for the three months ended June 30, 2025, and from 22.2% for the six months ended June 30, 2024 to 5.2% for the six months ended June 30, 2025. The rate changes were primarily due to an increase in excess tax benefits from stock-based compensation attributable to the U.S jurisdictions in the current periods.
The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of June 30, 2025, the Company maintains a valuation allowance primarily against its California R&D tax credit DTAs for which the Company does not believe a tax benefit is more likely than not to be realized.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of June 30, 2025.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which extends and modifies various domestic and international business tax framework originally enacted under the Tax Cuts and Jobs Act (“TCJA”). The legislation includes multiple effective dates, with certain provisions taking effect in 2025 and others through 2027. The Company does not expect any material impact to its consolidated income statement for 2025 from OBBBA, and is currently evaluating potential tax effect beyond 2025.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$45,270	$(60,200)	$84,493	$(49,198)
Denominator:
Weighted average shares used to compute net income (loss) attributable to common stockholders:
Basic	38,834,917	38,793,341	38,699,307	38,755,337
Potential dilutive stock-based options and awards	411,036	—	514,720	—
Diluted	39,245,953	38,793,341	39,214,027	38,755,337
Net income (loss) per share:
Basic	$1.17	$(1.55)	$2.18	$(1.27)
Diluted	$1.15	$(1.55)	$2.15	$(1.27)
For the three months ended June 30, 2025 and 2024, outstanding stock-based awards of an immaterial amount and 1,131 thousand shares, respectively, were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive in the relevant period. For the six months ended June 30, 2025 and 2024, outstanding stock-based awards of an immaterial amount and 1,215 thousand shares, respectively, were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive in the relevant period.
13. Interest and other income (expense), net
The following table shows the components of interest and other income (expense), net for the three and six months ended June 30, 2025 and 2024 and (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$3,989	$3,657	$7,374	$6,950
Interest expense	(319)	(344)	(640)	(746)
Other income (expense), net(1)	812	(226)	1,256	(592)
Interest and other income, net	$4,482	$3,087	$7,990	$5,612

(1)Consists primarily of the effects of foreign currency gains or losses.
14. Segment Reporting
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
The accounting policies of the segment are the same as those described in Note “2. Summary of Significant Accounting Policies”. The Company’s CODM uses net income (loss) to measure segment profit or loss and assesses performance against expectations to make resource allocation decisions. Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company’s operations and assess operating profitability. The Company operates as one operating and reportable segment, and as such the significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations. These significant segment expense include cost of revenue, research and development, and sales, general and administrative expenses. Other segment items that are presented on the consolidated statements of operations include interest and other income (expense), net, provision for (benefit from) income taxes, and non-

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
recurring items such as an impairment charge. The Company’s entity-wide disclosures, including the breakout of revenue between products are included in Note “15. Revenues”.
15. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$260,818	$218,180	$517,678	$427,824
International	78,637	81,223	145,917	150,234
Total	$339,455	$299,403	$663,595	$578,058
The Company’s revenues disaggregated by product category for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Thrombectomy	$230,256	$203,502	$456,800	$391,205
Embolization and Access	109,199	95,901	206,795	186,853
Total	$339,455	$299,403	$663,595	$578,058
Performance Obligations
Delivery of products - The Company’s contracts with customers, other than the China licensing arrangements described below, typically contain a single performance obligation, delivery of the Company’s products. Satisfaction of that performance obligation occurs when control of the promised goods transfers to the customer, which is generally upon shipment or receipt by the customer for non-consignment sale agreements and upon utilization for consignment sale agreements.
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of June 30, 2025 and 2024.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three and six months ended June 30, 2025 and 2024, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets
The following information summarizes the Company’s contract assets (in thousands):

	June 30, 2025	December 31, 2024
Contract assets	$18,000	$18,000
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its partner in China, the Company agreed to license the technology for certain products to its partner in China to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China on substantially the same terms as the existing license arrangement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three months ended September 30, 2023, the Company entered into an additional licensing arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products. During the three months ended March 31, 2024, the Company entered into an additional licensing agreement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three months ended June 30, 2025 and 2024, the Company did not enter into any additional distribution or technology licensing arrangements with its partner in China.

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
•Peripheral embolization - RUBY Embolization Platform, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400, PAC400 and SwiftPAC Coil
•Access - delivery catheters, consisting of Neuron, Neuron MAX, BENCHMARK, BMX, DDC, PX SLIM, and MIDWAY
•Neurosurgical - Artemis Neuro Evacuation Device
By pioneering these innovations, we support healthcare providers, hospitals and clinics in more than 100 countries, working to improve patient outcomes and quality of life. In the three months ended June 30, 2025 and 2024, 23.2% and 27.1% of our revenue, respectively, was generated from customers located outside of the United States. In the six months ended June 30, 2025 and 2024, 22.0% and 26.0% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $339.5 million and $299.4 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $40.1 million, and revenue of $663.6 million and $578.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $85.5 million. We generated income from operations of $40.8 million and loss from operations of $81.0 million for the three months ended June 30, 2025 and 2024, respectively, and income from operations of $81.2 million and loss from operations of $68.9 million for the six months ended June 30, 2025 and 2024, respectively.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$339,455	100.0%	$299,403	100.0%	$663,595	100.0%	$578,058	100.0%
Cost of revenue	115,445	34.0	136,574	45.6	223,702	33.7	234,090	40.5
Gross profit	224,010	66.0	162,829	54.4	439,893	66.3	343,968	59.5
Operating expenses:
Research and development	23,218	6.8	24,942	8.3	45,295	6.8	49,568	8.6
Sales, general and administrative	159,964	47.2	141,903	47.4	313,420	47.3	286,315	49.5
Impairment charge	—	—	76,945	25.7	—	—	76,945	13.3
Total operating expenses	183,182	54.0	243,790	81.4	358,715	54.1	412,828	71.4
Income (loss) from operations	40,828	12.0	(80,961)	(27.0)	81,178	12.2	(68,860)	(11.9)
Interest and other income, net	4,482	1.3	3,087	1.0	7,990	1.2	5,612	1.0
Income (loss) before income taxes	45,310	13.3	(77,874)	(26.0)	89,168	13.4	(63,248)	(10.9)
Provision for (benefit from) income taxes	40	—	(17,674)	(5.9)	4,675	0.7	(14,050)	(2.4)
Net income (loss)	$45,270	13.3%	$(60,200)	(20.1)%	$84,493	12.7%	$(49,198)	(8.5)%

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Thrombectomy	$230,256	$203,502	$26,754	13.1%
Embolization and Access	109,199	95,901	13,298	13.9%
Total	$339,455	$299,403	$40,052	13.4%
Revenue increased $40.1 million, or 13.4%, to $339.5 million in the three months ended June 30, 2025, from $299.4 million in the three months ended June 30, 2024. Overall revenue growth was primarily due to an increase in sales of existing thrombectomy products and new embolization and access products.
Revenue from our global thrombectomy products increased $26.8 million, or 13.1%, to $230.3 million in the three months ended June 30, 2025, from $203.5 million in the three months ended June 30, 2024. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of further market penetration of our existing products. Sales of our U.S. thrombectomy products increased by 22.6% in the three months ended June 30, 2025. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $13.3 million, or 13.9%, to $109.2 million in the three months ended June 30, 2025, from $95.9 million in the three months ended June 30, 2024. The increase in our global embolization and access products was primarily driven by sales of our U.S. embolization and access products, which increased by 12.2% in the three months ended June 30, 2025. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Change
	2025		2024		$	%
	(in thousands, except for percentages)
United States	$260,818	76.8%	$218,180	72.9%	$42,638	19.5%
International	78,637	23.2%	81,223	27.1%	(2,586)	(3.2)%
Total	$339,455	100.0%	$299,403	100.0%	$40,052	13.4%
Revenue from sales in international markets decreased $2.6 million, or 3.2%, to $78.6 million in the three months ended June 30, 2025, from $81.2 million in the three months ended June 30, 2024. The decrease in our international revenue was primarily attributable to a decline in China revenue, partially offset by increases in all other international regions. Revenue from international sales represented 23.2% and 27.1% of our total revenue for the three months ended June 30, 2025 and 2024, respectively.
Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of revenue	$115,445	$136,574	$(21,129)	(15.5)%
Gross profit	$224,010	$162,829	$61,181	37.6%
Gross margin %	66.0%	54.4%
Gross margin increased by 11.6 percentage points to 66.0% in the three months ended June 30, 2025, from 54.4% in the three months ended June 30, 2024, which included a one-time $33.4 million inventory impairment charge to cost of revenue in connection with the impairment of our immersive healthcare asset group. The impact of the one-time $33.4 million charge decreased our gross margin by 11.1 percentage points in the three months ended June 30, 2024. Refer to Note “4. Impairment of Immersive Healthcare Asset Group” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details. Excluding the one-time inventory impairment charge, the improvement in gross margin was primarily driven by favorable product mix across our regions and productivity improvements. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future. As we move into the second half of 2025, we expect to see sequential gross margin expansion from favorable product mix and productivity improvements.
Research and Development (“R&D”)

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
R&D	$23,218	$24,942	$(1,724)	(6.9)%
R&D as a percentage of revenue	6.8%	8.3%
R&D expenses decreased by $1.7 million, or 6.9%, to $23.2 million in the three months ended June 30, 2025, from $24.9 million in the three months ended June 30, 2024. The decrease was primarily due to a $1.4 million decrease in personnel-related expenses which reflects lower costs following the exit from our immersive healthcare business in the third quarter of 2024, partially offset by additional investment to support our growth.
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

Sales, General and Administrative (“SG&A”)

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
SG&A	$159,964	$141,903	$18,061	12.7%
SG&A as a percentage of revenue	47.1%	47.4%
SG&A expenses increased by $18.1 million, or 12.7%, to $160.0 million in the three months ended June 30, 2025, from $141.9 million in the three months ended June 30, 2024. The increase was primarily due to a $17.9 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth and a $2.1 million increase in travel-related expenses. This was partially offset by a $2.4 million decrease in amortization expense of finite lived intangible assets acquired in connection with the Sixense acquisition due to the impairment of long-lived assets associated with the immersive healthcare business in the second quarter of 2024.
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
Impairment Charge

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Impairment Charge	$—	$76,945	$(76,945)	100.0%
Impairment Charge as a percentage of revenue	—%	25.7%
There were no impairment charges during the three months ended June 30, 2025. During the three months ended June 30, 2024, we recorded a $76.9 million impairment charge which was primarily comprised of $58.9 million in finite lived intangible assets and $18.0 million in property and equipment, respectively, in connection with the impairment of our immersive healthcare asset group. Refer to Note “4. Impairment of Immersive Healthcare Asset Group” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Provision for (benefit from) income taxes

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$40	$(17,674)	$17,714	(100.2)%
Effective tax rate	0.1%	22.7%
Our income tax expense for the three months ended June 30, 2025 was immaterial or 0.1% of income before taxes, compared to income tax benefit of $17.7 million, or 22.7% of income before taxes, for the three months ended June 30, 2024. The change in effective tax rate was primarily due an increase in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction in the current period.
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

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Thrombectomy	$456,800	$391,205	$65,595	16.8%
Embolization and Access	206,795	186,853	19,942	10.7%
Total	$663,595	$578,058	$85,537	14.8%
Revenue increased $85.5 million, or 14.8%, to $663.6 million in the six months ended June 30, 2025, from $578.1 million in the six months ended June 30, 2024. Overall revenue growth was primarily due to an increase in sales of our new and existing thrombectomy and embolization and access products.
Revenue from our global thrombectomy products increased $65.6 million, or 16.8%, to $456.8 million in the six months ended June 30, 2025, from $391.2 million in the six months ended June 30, 2024. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Sales of our U.S. thrombectomy products increased by 23.8% in the six months ended June 30, 2025. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $19.9 million, or 10.7%, to $206.8 million in the six months ended June 30, 2025, from $186.9 million in the six months ended June 30, 2024. The increase in our global embolization and access products was primarily driven by sales of our U.S. embolization and access products, which increased by 14.1% in the six months ended June 30, 2025. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,				Change
	2025		2024		$	%
	(in thousands, except for percentages)
United States	$517,678	78.0%	$427,824	74.0%	$89,854	21.0%
International	145,917	22.0%	150,234	26.0%	(4,317)	(2.9)%
Total	$663,595	100.0%	$578,058	100.0%	$85,537	14.8%
Revenue from sales in international markets decreased $4.3 million, or 2.9%, to $145.9 million in the six months ended June 30, 2025, from $150.2 million in the six months ended June 30, 2024. The decrease in our international revenue was primarily attributable to a decline in China revenue, partially offset by increases in all other international regions. Revenue from international sales represented 22.0% and 26.0% of our total revenue for the six months ended June 30, 2025 and 2024, respectively.

Gross Margin

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of revenue	$223,702	$234,090	$(10,388)	(4.4)%
Gross profit	$439,893	$343,968	$95,925	27.9%
Gross margin %	66.3%	59.5%
Gross margin increased by 6.8 percentage points to 66.3% in the six months ended June 30, 2025, from 59.5% in the six months ended June 30, 2024, which included a one-time $33.4 million inventory impairment charge to cost of revenue in connection with the impairment of our immersive healthcare asset group. The impact of the one-time $33.4 million charge decreased our gross margin by 5.8 percentage points in the six months ended June 30, 2024. Refer to Note “4. Impairment of Immersive Healthcare Asset Group” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details. Excluding the one-time inventory impairment charge, the improvement in gross margin was primarily driven by favorable product mix across our regions and productivity improvements. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future. As we move into the second half of 2025, we expect to see sequential gross margin expansion from favorable product mix and productivity improvements.
Research and Development (“R&D”)

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
R&D	$45,295	$49,568	$(4,273)	(8.6)%
R&D as a percentage of revenue	6.8%	8.6%
R&D expenses decreased by $4.3 million, or 8.6%, to $45.3 million in the six months ended June 30, 2025, from $49.6 million in the six months ended June 30, 2024. The decrease was primarily due to a $3.1 million decrease in personnel-related expenses which reflects lower costs following the exit from our immersive healthcare business in the third quarter of 2024, partially offset by additional investment to support our growth.
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

Sales, General and Administrative (SG&A)

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
SG&A	$313,420	$286,315	$27,105	9.5%
SG&A as a percentage of revenue	47.3%	49.5%
SG&A expenses increased by $27.1 million, or 9.5%, to $313.4 million in the six months ended June 30, 2025, from $286.3 million in the six months ended June 30, 2024. The increase was primarily due to a $28.0 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth and a $3.6 million increase in travel-related expenses. This was partially offset by a $4.8 million decrease in non-recurring litigation related expenses, including settlement costs and legal fees, associated with wage and hour complaints filed against the Company in 2023 and a $4.8 million decrease in amortization expense of finite lived intangible assets acquired in connection with the Sixense acquisition due to the impairment of long-lived assets associated with the immersive healthcare business in the second quarter of 2024.
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
Impairment Charge

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Impairment Charge	$—	$76,945	$(76,945)	100.0%
Impairment Charge as a percentage of revenue	—%	13.3%
There were no impairment charges during the six months ended June 30, 2025. During the six months ended June 30, 2024, we recorded a $76.9 million impairment charge which was primarily comprised of $58.9 million in finite lived intangible assets and $18.0 million in property and equipment, respectively, in connection with the impairment of our immersive healthcare asset group. Refer to Note “4. Impairment of Immersive Healthcare Asset Group” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Provision for (benefit from) income taxes

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$4,675	$(14,050)	$18,725	(133.3)%
Effective tax rate	5.2%	22.2%
Our income tax expense for the six months ended June 30, 2025 was $4.7 million, or 5.2% of income before taxes, compared to income tax benefit of $14.1 million or 22.2% of income before taxes, for the six months ended June 30, 2024. The change in effective tax rate was primarily due an increase in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction in the current period.
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

Liquidity and Capital Resources
As of June 30, 2025, we had $907.7 million in working capital, which included $421.8 million in cash and cash equivalents and $2.8 million in marketable investments. As of June 30, 2025, we held approximately 6.7% of our cash and cash equivalents in foreign entities.
We believe our current sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. For example, during the six months ended June 30, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. See Note “5. Balance Sheet Components” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. We expect to continue to make investments as we launch new products, expand our manufacturing operations and information technology infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders, and could require us to agree to covenants that limit our operating flexibility.
Share Repurchase Program
On August 5, 2024, the Company’s Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization originally expired on July 31, 2025. Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. As of June 30, 2025, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization. On July 25, 2025, the Company’s Board of Directors extended the repurchase authorization for the remaining $100.0 million to December 31, 2025.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$421,768	$324,404
Marketable investments	2,795	15,727
Accounts receivable, net	175,536	167,668
Accounts payable	28,121	31,326
Accrued liabilities	114,389	112,429
Working capital(1)	907,723	792,780

(1)Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash and cash equivalents at beginning of period	$324,404	$167,486
Net cash provided by operating activities	93,916	60,906
Net cash (used in) provided by investing activities	(16,082)	52,858
Net cash provided by financing activities	17,525	7,480
Effect of foreign exchange rate changes on cash and cash equivalents	2,005	(398)
Cash and cash equivalents and at end of period	421,768	288,332
Net Cash Provided By Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, impairment charge, inventory write-offs and write-downs, changes in deferred tax balances, and the effect of changes in working capital and other activities).
Net cash provided by operating activities was $93.9 million during the six months ended June 30, 2025 and consisted of consolidated net income of $84.5 million and non-cash items of $33.7 million, offset by net changes in operating assets and liabilities of $24.3 million. The change in operating assets and liabilities primarily relates to an increase in inventories of $22.1 million to support our growth, an increase in accounts receivables of $4.2 million, and a decrease in accounts payable of $3.5 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $5.5 million.
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
Net cash used in investing activities was $16.1 million during the six months ended June 30, 2025 and primarily consisted of capital expenditures of $29.0 million, partially offset by $13.0 million in proceeds from maturities of marketable investments.
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

Net cash provided by financing activities was $17.5 million during the six months ended June 30, 2025 and primarily consisted of $10.7 million in proceeds from exercises of stock options and proceeds from the issuance of common stock under our employee stock purchase plan of $8.9 million, partially offset by $1.3 million in payments towards finance leases and $0.5 million of payments of employee taxes related to vested restricted stock units.
Net cash provided by financing activities was $7.5 million during the six months ended June 30, 2024 and primarily consisted of proceeds from the issuance of common stock under our employee stock purchase plan of $8.9 million, partially offset by $1.1 million in payments towards finance leases and $0.5 million of payments of employee taxes related to vested restricted stock units.
Contractual Obligations and Commitments
During the six months ended June 30, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. Refer to Note “5. Balance Sheet Components” to our condensed consolidated financial statement in Part I, Item 1 of this Quarterly Report on Form 10 for more information.
There have been no other material changes to our contractual obligations and commitments as of June 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk. We had cash and cash equivalents of $421.8 million as of June 30, 2025, which consisted of funds held primarily in commercial paper, money market funds, U.S. treasury securities, certificate of deposits, and general checking and savings accounts. In addition, we had marketable investments of $2.8 million, which consisted primarily of U.S. treasury securities. Our investments are focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the six months ended June 30, 2025 was primarily impacted by favorable product mix across our regions and productivity improvements, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2025 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended June 30, 2025, certain of our directors and officers adopted trading plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Trading Arrangements”). Each Rule 10b5-1 Trading Arrangement was entered into during an open trading window under our Securities Trading Policy. The following table presents the material terms of each Rule 10b5-1 Trading Arrangement adopted by our officers and directors during the three months ended June 30, 2025, other than terms with respect to the price at which the individual executing the Rule 10b5-1 Trading Arrangement is authorized to trade:

Name and Title of Officer or Director	Plan Action	Plan Action Date	Plan Duration	Total Securities to be Sold
Arani Bose, Director	Adoption	5/23/2025	9/2/2025 - 2/27/2026	30,000
Harpreet Grewal, Director	Adoption	5/28/2025	9/2/2025 - 4/15/2026	944
Thomas Wilder, Director	Adoption	5/13/2025	8/12/2025 - 5/15/2026	744

ITEM 6. EXHIBITS.

Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.1	May 30, 2025
3.2	Third Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.2	May 30, 2025
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: July 29, 2025
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)