Form 10-K
period 2025-12-31
Penumbra Inc
filed 2026-02-25
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐  No:  ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $9.7 billion, based on the closing price as reported on the New York Stock Exchange as of such date.
As of February 4, 2026, the registrant had 39,243,053 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which is to be filed not more than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part I, Item IA of this Form 10-K. These risks include, but are not limited to, the following:
•uncertainty associated with our agreement to be acquired by Boston Scientific Corporation;
•the failure to complete the Merger could adversely affect our business;
•we will continue to incur substantial transaction-related costs in connection with the Merger;
•we and our directors and officers may be subject to lawsuits relating to the Merger;
•provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances;
•because the market price of Boston Scientific Corporation common stock may fluctuate, holders of our common stock cannot be certain of the market value of the consideration they will receive in the Merger;
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
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada, Australia and Singapore, as well as through distributors in select international markets. We generated revenue of $1,403.7 million, $1,194.6 million and $1,058.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. This represents an annual increase of 17.5% and 12.9%, respectively. We generated income from operations of $189.2 million, $9.3 million and $73.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2024, we made the strategic decision to wind down and exit our immersive healthcare business, and as a result we incurred $115.3 million in impairment and other charges in connection with this decision. Refer to Note “4. Exit of Immersive Healthcare Business” to our consolidated financial statements in Part II, Item 8 of this Form 10-K. In addition, during the year ended December 31, 2024, we permanently ceased sales of our immersive healthcare products and related commercial operations. There were no impairment or other charges in connection with the wind down and exit of our immersive healthcare business during the year ended December 31, 2025.
On January 14, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Scientific Corporation, a Delaware corporation, and Pinehurst Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Boston Scientific Corporation, pursuant to which Boston Scientific Corporation has agreed to acquire us in a transaction (the “Merger”) reflecting an enterprise value of approximately $14.5 billion. Under the terms of the Merger Agreement, which has been approved by the board of directors of each of the Company and Boston Scientific Corporation, the transaction values each share of our common stock at $374 per share, with our stockholders having the right to elect, for each share of our common stock held by them, to receive $374 in cash or 3.8721 shares of Boston Scientific Corporation’s common stock (valued at $374 based on the volume weighted average price of Boston Scientific Corporation’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Boston Scientific Corporation’s common stock. The Merger is expected to close by the end of 2026, subject to customary closing conditions, including approval by our stockholders and regulatory approvals. See Note “20. Subsequent Events” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

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
We generated revenue of $947.9 million, $815.5 million and $677.3 million from our thrombectomy product category for the years ended December 31, 2025, 2024 and 2023, respectively. We generated revenue of $455.7 million, $379.1 million, and $381.2 million from our embolization and access product categories for the years ended December 31, 2025, 2024 and 2023, respectively. The Company designs, develops, manufactures and markets novel products, and operates as one operating segment.
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
Some of the more common conditions we focus on are:
•Pulmonary Embolism (“PE”): PE is a condition that occurs when blood clots, which typically travel from the veins in the legs, get caught in the lungs. Approximately 1.2 million PEs occur annually worldwide. In the U.S., there are approximately 350,000 PEs per year causing approximately 50,000 annual deaths according to the Centers for Disease Control and Prevention. High- and intermediate-risk PEs, which are generally eligible for treatment with mechanical or computer assisted vacuum thrombectomy, represent approximately 44% of such PEs, or approximately 150,000 U.S. patients. We estimate there are approximately 800,000 annual PEs outside the U.S. and approximately 350,000 of them are high- or intermediate-risk, making them eligible for thrombectomy.
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

Product Families		Key Product Brands
THROMBECTOMY	Peripheral	Indigo System Lightning Flash Bolt CAT RX
	Neuro	Penumbra System Penumbra RED, SENDit, JET, ACE, BMX, and MAX catheters 3D Revascularization Device Penumbra ENGINE and other components and accessories
EMBOLIZATION & ACCESS	Peripheral Embolization	Ruby Embolization Platform Ruby LP Embolization Platform Ruby XL Embolization Platform LANTERN POD (Penumbra Occlusion Device) Packing Coil Packing Coil LP
	Neuro Embolization	Penumbra Coil 400 POD400 PAC400 Penumbra SMART COIL SwiftPAC Coil SwiftSET
	Access	Neuron Neuron MAX BENCHMARK BMX DDC PX SLIM MIDWAY Access25
	Neurosurgical Tools	Artemis Neuro Evacuation Device
Thrombectomy Products
Our thrombectomy products fall into the following broad product families:
Peripheral Thrombectomy Products
Indigo System
The Indigo System is designed for continuous or modulated power aspiration of thrombus in the body, leveraging the success of the Penumbra System in ischemic stroke. Computer assisted vacuum thrombectomy leverages the power of continuous aspiration to augment the safety, speed and simplicity of thrombus removal, and is suited to a wide range of clot morphology in the peripheral arterial, peripheral venous, pulmonary arteries and coronary vasculature. The Indigo System is comprised of four principal components:
•Continuous Aspiration Mechanical Thrombectomy (CAT) Catheters are robust, durable, trackable and suited for the peripheral and coronary anatomy. We have introduced multiple sizes of catheters for use in both the peripheral and coronary vasculature. CAT Catheters are available in a wide range of sizes and lengths to address a wide range of vessel sizes and clot locations.
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
In 2023, we launched Lightning Flash, an advanced mechanical thrombectomy system to address venous and pulmonary thrombus using CAVT technology, and Lightning Bolt 7, an advanced arterial thrombectomy system that uses CAVT technology, including modulated aspiration, to address conditions such as ALI, hibernating thrombus and visceral occlusions. In 2024, we launched Lightning Flash 2.0, designed for increased efficiency and sensitivity to thrombus and blood flow, and in 2025 we launched Lightning Flash 3.0, our next generation technology featuring advanced Lightning Flash algorithms designed for enhanced clot detection capabilities with increased sensitivity to thrombus and blood and enlarged tubing coupled with an automated backflush feature tailored for large thrombus burdens and to reduce friction from aspirated thrombus. In addition, in 2025 we launched Lightning Bolt 12 and Lightning Bolt 6X with TraX, our latest CAVT technology involving modulated aspiration, designed to provide even faster clot removal and rapidly restore blood flow, as well as allow physicians to reach and address smaller vessels.
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
Embolization and Access Products
Peripheral Embolization Products
Ruby Embolization Platform
The Ruby Embolization Platform consists of detachable coils that are specifically designed for peripheral applications. Ruby Coils have a controlled mechanical detachment mechanism that permits the physician to deliver and reposition the coil until the final satisfactory position is reached before detachment.
The Ruby Embolization Platform is used in a variety of clinical applications, including, but not limited to:
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
The Ruby LP Embolization Platform is used in a variety of clinical applications where smaller microcatheters are used to access smaller and more distal vessels within the peripheral vasculature. In 2025, we launched the Ruby XL Embolization Platform, our largest volume coil designed to achieve more efficient embolization, especially in large vessel and high-flow embolization.
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

In 2025, we launched SwiftSET, a new complex coil solution engineered to optimize vessel wall apposition through its shape configuration and to facilitate smooth deployment and natural conformity to tight spaces for dense occlusion in small vessels. These attributes make it well-suited for a variety of neurovascular conditions, including intracranial aneurysms and other neurovascular abnormalities such as arteriovenous malformations and arteriovenous fistulae.
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
Manufacturing
We currently maintain our manufacturing facilities in Alameda and Roseville, California and currently produce substantially all of our products in-house. Our manufacturing facilities are International Organization for Standardization (“ISO”) 13485 compliant. We received ISO 13485:2016 certification of our Alameda facility in 2018 and successfully completed our most recent surveillance audit in 2025. We received ISO 13485:2016 certification of our Roseville facility in 2020 and successfully completed our most recent surveillance audit in 2025. In 2021, our Quality Management System was first audited to the European Union Medical Devices Regulation in support of product CE marking, and we successfully completed our most recent surveillance audit in 2025. We participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan by a single auditing organization. We received our first MDSAP certification in 2018 and successfully completed our most recent surveillance audit in 2025.
We use annual internal audits to ensure strong quality control practices. An internal, on-going staff training and education program contributes to our quality assurance program; training is documented and considered part of the employee evaluation process.

We believe we have adequate supplies or sources of availability of raw materials necessary to meet our needs. However, there are risks and uncertainties with respect to the supply of raw materials, particularly where provided by a single supplier, which could impact availability in sufficient quantities to meet our needs. In an effort to manage risk associated with raw materials supply, we work closely with suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. We also utilize long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. Where possible, we seek second-source suppliers or suppliers that have alternate manufacturing sites at which they could manufacture our parts.
Sales and Marketing
We sell our products directly in the United States, most of Europe, Canada, Australia and Singapore, subject to required regulatory clearances and approvals. We have complemented our direct sales organization with distributors in most international markets.
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
We license the technology to certain of our products to our existing distribution partner in China pursuant to a series of licensing arrangements entered into in December 2020, February 2022, September 2023 and March 2024, which permit our partner to manufacture and commercialize such products in China in exchange for fixed payments upon the transfer of the distinct licensed technology and upon the provision of related regulatory support, as well as, in certain cases, royalty payments on downstream sales of the licensed products. We believe these arrangements will allow us to monetize our technology while helping us to mitigate market risk.
Our direct sales have been, and we anticipate will continue to represent, a majority of our revenues. In 2025, direct sales accounted for approximately 90% of our revenue, with the balance generated by independent distributors that sell our products outside of the United States and by the arrangements with our partner in China, which include licensing royalty and distribution revenue.
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
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular medical devices. Our most notable competitors are Boston Scientific, Medtronic, Stryker (now including Inari Medical), Terumo and several private companies. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than we have. As a consequence, they are able to spend more on product acquisition, development, marketing, sales and other product initiatives than we can. We also compete with a number of smaller medical device companies that have single products or a limited range of products. Some of our competitors have:
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
As of December 31, 2025, we owned and/or had rights to 125 issued patents globally, of which 66 were U.S. patents. As of December 31, 2025, we owned and/or had rights to 49 pending patent applications, of which 21 were patent applications pending in the United States. Thirty-seven of our issued patents, which relate to components of the Penumbra Coil 400, Ruby Embolization Platform and Smart Coil System, are currently expected to expire between 2029 and 2037. Sixteen patents pertaining to the 3D Revascularization Device are projected to expire between 2032 and 2034. Twenty-two patents relating to our computer assisted vacuum thrombectomy (CAVT) technology are projected to expire between 2039 and 2044. Some of our pending patent applications pertain to components and methods of use associated with currently commercialized products. Our pending patent applications may not result in issued patents and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products or provide us with any competitive advantage. See the section titled “Risk Factors-Risks Related to Our Intellectual Property” in this Form 10-K for additional information.
Additionally, we own or have rights to trademarks or trade names that are used in our business and in conjunction with the sale of our products, including 46 U.S. trademark registrations and 235 foreign trademark registrations as of December 31, 2025. Included in the registered trademarks is a mark with our company name and logo.
We also seek to protect our proprietary rights through a variety of other methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information.
Government Regulation
Our products are subject to extensive and ongoing regulation by the United States Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries under other statutes and regulations. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, handling of patient data and information, clearance or approval, marketing, distribution, promotion, import and export, pricing and discounts, post-marketing surveillance and interactions with healthcare professionals. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.
United States
FDA’s Premarket Clearance and Approval Requirements
Prior to commercially distributing medical devices in the United States, either a prior premarket notification (or 510(k)) clearance, unless it is exempt, or a premarket approval (“PMA”) from FDA is required. Medical devices are classified into three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices and some Class II devices are exempt from premarket notification under Section 510(k) of the FD&C Act and therefore may be commercially distributed without obtaining 510(k) clearance from FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, postmarket surveillance, patient registries, and guidance documents. A manufacturer may be required to submit to FDA a premarket notification requesting clearance to commercially distribute some Class II devices. Medical devices which pose the greatest risk, such as life-sustaining or life-supporting devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are Class III devices. For most Class III devices, a PMA application will be required, subject to certain limited exceptions. FDA can also impose sales, marketing or other restrictions on devices to assure they are used in a safe and effective manner.
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
By law, FDA has 180 days to review a PMA application once it has been accepted for filing, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. Also, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although FDA is not bound by the advisory panel decision, the panel’s recommendations are important to FDA’s overall decision making process. In addition, FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality Management System Regulation (“QMSR”). FDA also may inspect one or more clinical sites to assure compliance with FDA’s regulations.
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
•QMSR, which became effective on February 2, 2026 and amended the requirements of the Quality System Regulation under 21 CFR Part 820 of U.S. Code of Federal Regulations, and which requires manufacturers, including third-party manufacturers, to follow design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;
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
FDA regulations require the registration of manufacturing facilities for medical device manufacturers. Additionally, the California Department of Health Services (“CDHS”) requires registration as a medical device manufacturer within the state. Therefore, FDA and the CDHS may inspect the registered facilities on a routine basis for compliance with the QMSR. These regulations include requirements for the manufacturing of products and maintaining of related documentation with respect to manufacturing, testing, maintenance and control activities. Manufacturers are subject to regular QMSR inspections in connection with the manufacture of medical devices at registered facilities. Further, FDA requires compliance with various labeling regulations. Failure by manufacturers or by their suppliers to comply with applicable regulatory requirements can result in enforcement action by FDA or state authorities, which may include any of the following sanctions:
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
Our medical devices were previously regulated per the European Union Directive (93/42/EEC), also known as the Medical Device Directive (the “MDD”). In May 2017, the EU MDR was published to replace the MDD and came into effect on May 26, 2021. We have updated our quality management system processes to meet the EU MDR requirements, which were successfully audited most recently in October 2025 by our Notified Body. We have also submitted technical documentation supporting all of the device families we intend to CE Mark under EU MDR to our Notified body and obtained CE Mark approvals for all of our product families, allowing us to continue to supply our products to the markets in the region covered by EU MDR.
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
Human Capital Resources
As of December 31, 2025, we had approximately 4,700 employees worldwide. None of our U.S. employees are represented by a collective bargaining agreement. Some of our employees outside of the United States are subject to mandatory, industry-specific collective bargaining agreements or the protections of statutory works councils as required by local law. We have never experienced a work stoppage. We believe our employee relations are good.
In managing our business, we focus on a number of measures and objectives with respect to the attraction, development and retention of our employees that we believe are important to our business, including communication, compensation, professional development, inclusion, health, well-being and safety:
•We are proud to be an equal opportunity employer and remain committed to hiring the most qualified employees. These goals have produced a motivated, high-performing and inclusive employee population and leadership team: for example, as of December 31, 2025, more than 45% of our employees are female, approximately half of our senior management team are female, and more than 70% of our employee population in the United States are from a minority background. We believe that our employee population enhances employee engagement and stimulates innovation, and that people with different perspectives work better, share information more broadly and consider a wider range of views. We pride ourselves on our engaged workforce, which we believe has been and will continue to be a major contributor to our growth and innovation.
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

•We recognize the benefits of a healthy workforce. We provide employees at our Alameda and Roseville campuses with fresh food options at discounted pricing for employees, and we maintain on-site fitness centers for employees at our Alameda and Roseville campuses. Employees in the United States are also eligible for a gym discount at a local commercial fitness chain. We also support the mental health of our employees by offering an employee assistance program for employees and their families that provides free counseling sessions and offers other resources for employees.
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
Facilities
We maintain approximately 610,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2025. The leases for these nine buildings expire at various times in 2036, subject to our option to renew certain leases for an additional five to fifteen years. We also lease approximately 260,000 square feet of office and manufacturing facilities in two buildings in Roseville, California. The leases for these two buildings expire in 2035, subject to our option to renew the leases for an additional five to ten years. In addition, we lease approximately 51,000 square feet of warehouse space in Livermore, California, and approximately 100,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire in 2028. The lease for the Salt Lake City warehouse expires in 2027, subject to our option to renew the lease for an additional five years.
We also lease office and/or warehouse space in Germany, Italy, Poland, Brazil, Australia, Singapore, Japan, Hong Kong and Taiwan as of December 31, 2025. The offices in Germany and Poland support our direct sales and/or customer service operations in Europe as well as distributor relationships in Europe, the Middle East and Africa; the offices in Brazil, Australia, Singapore, Japan, Hong Kong and Taiwan support our sales and marketing efforts, including through our distribution partners, in Latin America, Australia and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing third-party logistics providers in the Netherlands and Australia.
During the year ended December 31, 2025, we entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. Refer to Note “5. Balance Sheet Components” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information. In addition, during the year ended December 31, 2025, we entered into an agreement to lease approximately 46,000 square feet of manufacturing and warehouse facilities in Costa Rica. The lease will commence upon the completion of certain improvements to the premises, which are expected to be completed in 2026, and will expire five years after commencement, subject to our option to renew the lease for an additional three years.
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
Risk Related to Our Proposed Merger
Uncertainty associated with our agreement to be acquired by Boston Scientific Corporation could have an adverse effect on our business.
On January 14, 2026, we entered into the Merger Agreement with Boston Scientific Corporation and Merger Sub, pursuant to which Boston Scientific Corporation has agreed to acquire us for $374 per share pursuant to the Merger, with our stockholders having the right to elect, for each share of our common stock held by them, to receive $374 in cash or 3.8721 shares of Boston Scientific Corporation’s common stock (valued at $374 based on the volume weighted average price of Boston Scientific Corporation’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Boston Scientific Corporation’s common stock. Uncertainty about the effect of the Merger Agreement and the Merger on our customers, employees, suppliers, vendors, and business partners may have an adverse effect on our business and operations that may be material to our company. For example, our employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, engineers, salespeople, and others to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management attention and resources towards the completion of the Merger, which could materially adversely affect our business and results of operations.
Moreover, our customers may experience uncertainty associated with the Merger, including with respect to possible changes to our products, technology or policies. Similarly, our suppliers, vendors, business partners and distribution channels may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from purchasing our products and to instead purchase our competitors’ products, and suppliers, vendors and business partners may seek to change existing business relationships, which could result in an adverse effect on our business, results of operations and financial condition in a way that may be material to our company.
Pursuant to the terms of the Merger Agreement, until the Merger becomes effective or the Merger Agreement is terminated, we are subject to certain restrictions on the conduct of our business, including in certain cases restrictions on our ability to enter into certain material contracts, acquire or dispose of assets outside of the ordinary course of business, incur indebtedness or make unbudgeted capital expenditures. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous, and result in our inability to respond effectively to competitive pressures and industry developments and may otherwise harm our business and results of operations.
The failure to complete the Merger could adversely affect our business.
Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders and the expiration or termination of applicable waiting periods and the receipt of certain clearances under antitrust and competition laws. If the Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay Boston Scientific Corporation a termination fee of $525.0 million in the event the Merger is not completed. Further, a failure to complete the Merger may result in negative publicity for us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, vendors and business partners could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected if the Merger is not consummated.
We will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the

Merger, including seeking approval from our stockholders and from applicable regulatory authorities. If there is any delay in the consummation of the Merger, these costs could increase significantly.
We and our directors and officers may be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order enjoining, prohibiting or otherwise making illegal the consummation of the Merger shall have been issued by any governmental authority, including a court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.
The Merger Agreement prohibits us from soliciting, initiating, knowingly facilitating or knowingly encouraging any inquiries, proposals or offers that would be reasonably expected to lead to certain alternative takeover proposals with any third party, and from taking other similar actions, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by us of a termination fee of $525.0 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee may also discourage a third party from pursuing an alternative acquisition proposal. If the Merger Agreement is terminated and we determine to seek another business combination, we cannot assure our stockholders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger Agreement, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement. In the event the Merger Agreement is terminated, our stock price may decline.
Because the market price of Boston Scientific Corporation common stock may fluctuate, holders of our common stock cannot be certain of the market value of the consideration they will receive in the Merger.
Under the terms of the Merger Agreement, subject to the terms and conditions set forth in the Merger Agreement, our stockholders will have the right to elect, for each share of our common stock held by them, to receive $374 in cash or 3.8721 shares of Boston Scientific Corporation’s common stock (valued at $374 based on the volume weighted average price of Boston Scientific Corporation’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Boston Scientific Corporation’s common stock.
The stock consideration payable in the Merger is fixed and will not be adjusted for changes in the market price of either Boston Scientific Corporation common stock or our common stock. Changes in the price of Boston Scientific Corporation common stock prior to the Merger will affect the value that holders of our common stock will receive in the Merger. Because the market price of Boston Scientific Corporation common stock may fluctuate, holders of our common stock cannot be certain of the market value of the consideration they will receive in the Merger.
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of manufacturers and distributors of neuro and vascular devices. Our most notable competitors are Boston Scientific, Medtronic, Stryker (now including Inari Medical), Terumo and several private companies. Most of these competitors are large, well-capitalized companies with longer operating histories and greater resources than us. We also compete with a number of smaller medical device companies that have a single product or a limited range of products. Our competitors may be able to spend more on product acquisition, development, marketing, sales and other product initiatives, or be more focused in their spending and activities, than we can. Some of our competitors have:
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
We currently produce substantially all of our products at our manufacturing facilities in Alameda and Roseville, California, and, while we have entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for our products, we can give no assurance that these facilities will be adequate for our future needs. We may need to expend significant capital resources and further increase the size of our manufacturing capabilities as we grow our business. We could, however, encounter problems related to:
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
For the years ended December 31, 2025, 2024 and 2023, we derived 22.2%, 24.5% and 28.5%, respectively, of our revenue from international sales. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets. This revenue and related operations will continue to be subject to the risks and challenges associated with international operations, including:
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
If we are unable to successfully address these challenges, we may not be able to grow our international sales and our results of operations may suffer as a result. For example, certain unique macroeconomic and geopolitical factors, including armed conflict in various parts of the world, may cause instability and volatility in the global financial markets and disruptions within the healthcare industry that may negatively impact our business. In addition, the United States federal government has imposed and/or threatened tariffs on a broad range of goods imported from several other countries, which has resulted in retaliatory tariffs imposed and/or threatened by other countries. Additional tariffs imposed by the United States, or further retaliatory trade measures taken by other countries in response, could result in an increase in supply chain costs or other pricing pressures that we may not be able to offset or may otherwise adversely impact our business and results of operations.
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
We have established a direct sales capability in the United States, most of Europe, Canada, Australia and Singapore, which we have complemented with distributors in certain other international markets. Sales to distributors represented 10.0%, 13.2% and 16.7% of our revenue in 2025, 2024 and 2023, respectively. Our success outside of the United States, most of Europe, Canada, Australia and Singapore depends largely upon marketing arrangements with distributors, in particular their sales expertise and their relationships with specialist physicians and affiliated hospitals in their geographic areas. Distributors may terminate their relationship with us, sell competitive products or devote insufficient sales efforts or other resources to our products. We do not control our distributors, and they may not be successful in implementing our marketing plans. In addition, many of our distributors initially obtain and maintain foreign regulatory approval for the sale of our products in their respective countries, and their efforts in obtaining and maintaining regulatory approval may not be as robust as we desire or expect. As our business grows, we may seek to expand or otherwise modify our arrangements with our existing distributors and/or retain the services of additional distributors. For example, in December 2020, we entered into an agreement to license the technology for certain of our products to our existing distribution partner in China to permit our partner to manufacture and commercialize such products in China, in exchange for fixed payments upon the transfer of distinct the licensed technology and upon the provision of related regulatory support, as well as, in certain cases, royalty payments on downstream sales of the licensed products, which we expanded to include additional products in February 2022, September 2023 and March 2024. However, there can be no assurances that this arrangement, which is novel for us, or other similar arrangements that we may enter into in the future, will be successful. Our failure to maintain our relationships with our existing distributors or our partner in China, or our failure to recruit and retain additional skilled distributors in existing or new international markets, could have an adverse effect on our operations. If current or future distributors or our partner in China do not perform adequately, or if we lose a significant distributor or our partner in China, we may not be able to maintain existing levels of international revenue or realize expected long term international revenue growth. We have in the past experienced turnover with some of our distributors that has adversely affected sales in the countries in which those distributors operate. Similar occurrences could happen in the future.
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
We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Approximately 22.2%, 24.5%, and 28.5% of our revenue for the years ended December 31, 2025,

2024 and 2023, respectively, were derived from sales in non-U.S. markets, and we expect sales in non-U.S. markets to continue to represent a significant portion of our revenue. For direct sales in our international markets, we are paid by our customers in their local currency, which is primarily euros. For sales to distributors in our international markets, we are paid principally in either U.S. dollars or euros, with some sales being denominated in other currencies. Therefore, when the U.S. dollar strengthens relative to the euro or other local currency, our U.S. dollar reported revenue from non-U.S. dollar denominated sales will decrease, or we will need to increase our non-U.S. dollar denominated prices, which may not be commercially practical. Conversely, when the U.S. dollar weakens relative to the euro or other local currency, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows.
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
More systems, facilities, processes and management employees are needed to allow us to continue to grow successfully. We are expanding and renovating our existing facilities around the world, including in Alameda and Roseville California, and establishing new manufacturing facilities in Costa Rica, driven by our need to expand the space available for product manufacturing and product development and testing capacities, as well as our need for additional information technology and office space. The expansion and renovation of our facilities entail risks that could cause disruption in the operations of our business. Such risks include potential interruption in data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases. To meet anticipated demand for our products, we will also have to continue to buy additional equipment and hire additional research and development and manufacturing employees, including quality control personnel and other personnel involved in the production process. This expansion could result in operating difficulties including, but not limited to, difficulties in hiring the appropriate number of research and development and manufacturing employees, training and managing an increasing number of employees, delays in production and shipments, manufacturing inefficiencies and employees not working at capacity. In addition, at certain times we may need to rely on third party consultants, which may cost more than employees and may create operating inefficiencies and difficulties. If we do not adapt to meet these evolving challenges and if we are unable to manage our growth successfully, it could have a material and adverse effect on our business, results of operations, financial condition or cash flows.
We depend on key personnel to operate our business and develop our products, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe that our future success is highly dependent on the contributions of our executive officers, particularly Adam Elsesser, our chief executive officer, as well as our ability to attract and retain highly skilled and experienced sales and marketing, technical and other personnel in the United States and in international markets. Each of these persons’ efforts will be critical to us as we continue to develop our products and business. If we were to lose one or more of our key employees, including to competitors, we may experience difficulties in competing effectively, developing our products and implementing our business strategies.
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
FDA and other foreign regulatory authorities worldwide also conduct periodic inspections of our facilities to determine compliance with FDA’s QMSR requirements, EU MDR requirements and all comparable foreign regulations. Product approvals or clearances by FDA can be withdrawn, and new product approvals or clearances by FDA and foreign regulatory bodies can be delayed, due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval or clearance of a product. In addition, state or federal legislation or regulations may impact key manufacturing processes, such as sterilization, which could require expensive and time-consuming changes to our manufacturing processes as well as the need for additional regulatory clearances or approvals. Failure to comply with regulatory requirements or the discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals or clearances, seizures or recalls of products (with the attendant expenses and adverse competitive impact), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
For the years ended December 31, 2025, 2024 and 2023, sales outside the United States accounted for approximately 22.2%, 24.5%, and 28.5%, respectively, of our total sales, and we expect sales in non-U.S. markets to continue to represent a significant portion of our revenue. Foreign regulatory bodies have established varying regulations. Specifically, the European Union has promulgated rules that require that medical device products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Although we have received CE markings for all of the medical devices we currently sell in the European Union, we can give no assurance that we will be able to obtain European Union approval for any of our future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.
Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Many countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. For example, the European Union regulatory bodies have instituted EU MDR, which changed many aspects of the existing regulatory framework, such as clinical data requirements, and introduced new ones, such as Unique Device Identification. EU MDR imposes increased compliance obligations for many parts of our business in order to access the EU market. The notified bodies that oversee compliance with EU MDR face uncertainties as EU MDR is enforced, creating risks in several areas, including the CE Marking process, data transparency and application review timetables.
We may not be able to meet regulatory quality requirements applicable to our manufacturing process.
We are required to register with FDA as a device manufacturer and as a result, we are subject to periodic inspection by FDA for compliance with FDA’s QMSR requirements, which requires manufacturers of medical devices to adhere to certain requirements, including testing, quality control and documentation procedures. In addition, the U.S. federal Medical Device Reporting regulations require us to provide information to FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or has malfunctioned, and if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. We received certification to ISO 13485:2016 in 2018 and successfully completed our most recent surveillance audit in 2025. Compliance with this standard is subject to continual review and is monitored through periodic inspections by our notified body. Some foreign countries, most notably Japan and Brazil, have similar requirements or may require inspections of our manufacturing facilities before approving a product for sale in their country. We participate in the Medical Device Single Audit Program (“MDSAP”) which allows for certification and review of compliance to standards and regulations required in the United States, Canada, Brazil, Australia, and Japan. We received our first MDSAP certification in 2018 and successfully completed our most recent surveillance audit in 2025. Some of our suppliers are subject to the same or similar scrutiny. If we or our suppliers fail to adhere to QMSR, ISO or other regulatory requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or approvals, recalls or other consequences, which could in turn have a material adverse effect on our business, results of operation, financial condition or cash flows.
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
We own 46 trademarks, related to our company name, logo, products and technology, that are registered with the USPTO as well as 235 trademarks registered outside of the United States as of December 31, 2025. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. There is no guarantee we will be able to secure registration for any of our pending trademark applications with the USPTO or comparable foreign authorities. In addition, third parties have registered trademarks similar or identical to our trademarks, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries where such third parties have registered such trademarks or obtained such common law rights. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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
The trading price of our common stock has been and is likely to continue to be volatile. From January 1, 2025 through December 31, 2025, our closing stock price as reported on The New York Stock Exchange (“NYSE”) has ranged from $225.54 to $320.85. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Form 10-K or those that we have not anticipated. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the market price of our common stock include the following:
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
As of December 31, 2025, our executive officers, directors and holders of 5% or more of our outstanding stock and their affiliates beneficially owned approximately 36.2% of our voting stock in the aggregate. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2025, our directors, executive officers and holders of 5% or more of our outstanding stock beneficially owned approximately 36.2% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2025, approximately 6,700,000 shares of common stock that are either subject to outstanding options or other equity awards or reserved for future issuance under our equity incentive plans have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our amended and restated certificate of incorporation, our third amended and restated bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of Delaware law (where we are incorporated), our amended and restated certificate of incorporation and our third amended and restated bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:
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
Our third amended and restated bylaws designate the state courts located within the state of Delaware (or if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware) as the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to access a favorable judicial forum for disputes with us or our directors, officers or employees.
Our third amended and restated bylaws designate the state courts located within the state of Delaware (or if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, as the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our third amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This forum selection provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, in each case, the rules and regulations thereunder, or for any other claim for which the U.S. federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, if a court were to find the choice of forum provision contained in our third amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.
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
Primarily as a result of stock-based compensation, various accruals and reserves, and tax credits, we maintain foreign and domestic DTAs. DTAs reflect an expected benefit to be realized in the future that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. DTAs are reduced by a valuation allowance when it is more likely than not that the future realization of all or some of the DTAs will not be achieved. Valuation allowances related to DTAs can be affected by changes to tax laws, statutory tax rates, future taxable income levels and input from our tax advisors or regulatory authorities. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the benefits of the domestic DTAs we maintain as of December 31, 2025, exclusive of our California tax credit DTAs. However, it is possible that some of our foreign or domestic DTAs could ultimately expire unused, or future DTAs could be created, due to vesting or settlement of stock awards or other book to tax differences, for which we will not have sufficient taxable income in the future to fully utilize. In such case, a valuation allowance to reduce our DTAs may be required, which would materially increase our tax expense in the period the valuation allowance is recorded and could have a material adverse impact on our financial condition and results of operations.
We cannot guarantee we will make any additional repurchases of our common stock under our share repurchase program or otherwise.
On August 5, 2024, our Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing us to repurchase our common stock from time to time at such prices as we deem appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization originally expired on July 31, 2025. Under this authorization, we entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of our common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, we repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. During the three months ended September 30, 2025 and December 31, 2025, the Company’s Board of Directors extended the repurchase authorization for the remaining $100.0 million to December 31, 2025 and December 31, 2026, respectively. As of December 31, 2025, we had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization. Refer to Note “12. Share Repurchase Program” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
The timing and amount of any future repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. In addition, under the Merger Agreement, we are not permitted to repurchase shares of our common stock without the prior approval of Boston Scientific Corporation.
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
•customer response to the introduction of new products or alternative treatments, and the degree to which we are effective in transitioning customers to our products; and
•fluctuations in foreign currency exchange rates.
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
ITEM 2. PROPERTIES.
We maintain approximately 610,000 square feet of office, research and development, manufacturing and administrative facilities in nine buildings at our campus in Alameda, California as of December 31, 2025. The leases for these nine buildings expire at various times in 2036, subject to our option to renew certain leases for an additional five to fifteen years. We also lease approximately 260,000 square feet of office and manufacturing facilities in two buildings in Roseville, California. The leases for these two buildings expire in 2035, subject to our option to renew the leases for an additional five to ten years. In addition, we lease approximately 51,000 square feet of warehouse space in Livermore, California, and approximately 100,000 square feet of warehouse space in Salt Lake City, Utah. The leases for the Livermore warehouse spaces expire in 2028. The lease for the Salt Lake City warehouse expires in 2027, subject to our option to renew the lease for an additional five years.
We also lease office and/or warehouse space in Germany, Italy, Poland, Brazil, Australia, Singapore, Japan, Hong Kong and Taiwan as of December 31, 2025. The offices in Germany and Poland support our direct sales and/or customer service
49

operations in Europe as well as distributor relationships in Europe, the Middle East and Africa; the offices in Brazil, Australia, Singapore, Japan, Hong Kong and Taiwan support our sales and marketing efforts, including through our distribution partners, in Latin America, Australia and Southeast Asia, respectively; and the offices in Italy support the operations of Crossmed S.p.A., our wholly-owned subsidiary in Italy, including supporting our direct sales operations in Italy, San Marino, Vatican City, and Switzerland. We also warehouse and distribute finished products to our international customers utilizing third-party logistics providers in the Netherlands and Australia.
During the year ended December 31, 2025, we entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. Refer to Note “5. Balance Sheet Components” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information. In addition, during the year ended December 31, 2025, we entered into an agreement to lease approximately 46,000 square feet of manufacturing and warehouse facilities in Costa Rica. The lease will commence upon the completion of certain improvements to the premises, which are expected to be completed in 2026, and will expire five years after commencement, subject to our option to renew the lease for an additional three years.
ITEM 3. LEGAL PROCEEDINGS.
For information with respect to Legal Proceedings, see Note “10. Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “PEN” since September 18, 2015. Prior to that date, there was no established public trading market for our common stock. As of February 4, 2026, there were 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P Healthcare Equipment Index and (ii) the NYSE Composite for the period from December 31, 2020 through December 31, 2025. The figures represented below assume an investment of $100 in our common stock on December 31, 2020 and in the S&P Healthcare Equipment Index and NYSE Composite and the reinvestment of dividends into shares of common stock for the years ended December 31, 2021, 2022, 2023, 2024 and 2025. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
Penumbra	PEN	$100.00	$164.18	$127.12	$143.74	$135.70	$177.66
NYSE Composite	NYA	100.00	118.17	104.54	116.03	131.48	151.49
S&P Healthcare Equipment Index	XHE	100.00	103.04	78.99	74.07	77.83	77.66
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
Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. A discussion of our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, and is incorporated by reference into this Form 10-K.
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
We sell our products to healthcare providers primarily through our direct sales organization in the United States, most of Europe, Canada, Australia and Singapore, as well as through distributors in select international markets. We generated revenue of $1,403.7 million, $1,194.6 million and $1,058.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. This represents an annual increase of 17.5% and of 12.9%, respectively. We generated income from operations of $189.2 million, $9.3 million and $73.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2024, we made the strategic decision to wind down and exit our immersive healthcare business, and as a result we incurred $115.3 million in impairment and other charges in connection with this decision. Refer to Note “4. Exit of Immersive Healthcare Business” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more details. During the year ended December 31, 2024, we permanently ceased sales of our immersive healthcare products and related commercial operations. There were no impairment or other charges in connection with the wind down and exit of our immersive healthcare business during the year ended December 31, 2025.
On January 14, 2026, we entered into the Merger Agreement with Boston Scientific Corporation and Merger Sub, pursuant to which Boston Scientific Corporation has agreed to acquire us in the Merger at an enterprise value of approximately $14.5 billion. Under the terms of the Merger Agreement, which has been approved by the board of directors of each of the Company and Boston Scientific Corporation, the transaction values each share of our common stock at $374 per share, with our stockholders having the right to elect, for each share of our common stock held by them, to receive $374 in cash or 3.8721 shares of Boston Scientific Corporation’s common stock (valued at $374 based on the volume weighted average price of Boston Scientific Corporation’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Boston Scientific’s common stock. The Merger is expected to close by the end of 2026, subject to customary closing conditions, including approval by our stockholders and regulatory approvals. See Note “20. Subsequent Events” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
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
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. During the year ended December 31, 2025, we made no material changes in estimates for variable consideration.
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
As of December 31, 2025, our net DTA balance on a consolidated basis was $78.7 million, after reduction of a valuation allowance of $28.8 million. The Company had $43.9 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income as of December 31, 2025. The state NOL carryforwards have different carryover periods and will begin to expire as early as 2037. As of December 31, 2025, we had federal research and development tax credits of $3.3 million which are carried forward for 20 years and will expire beginning in 2044. We had California state research and development tax credits of $35.4 million that may be carried forward indefinitely.
As of December 31, 2025, we measured our current DTA balances against estimates of future income based on objectively verifiable operating results from our recent history, and concluded that sufficient future taxable income will be generated to realize the benefits of our federal DTAs. We continue to maintain a valuation allowance against our California tax credit DTAs until new evidence becomes available to justify realization of the asset.
We do not maintain valuation allowance against any of our foreign DTAs as we believe, at the required more-likely-than-not level of certainty, that our foreign subsidiaries will generate sufficient future taxable income to realize the benefit of their DTAs in full.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) released guidance on the new global minimum tax regime known as Pillar Two. Subsequently, safe harbor provisions were introduced to temporarily alleviate administrative compliance burden of multinational enterprises. As of December 31, 2025, we have evaluated the tax impact in relevant countries and concluded that there is no impact to our income taxes. We acknowledge potential uncertainties in global implementation of Pillar Two and will continue to monitor future tax legislation to determine their impact accordingly.
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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies, overall financial performance (both current and projected) and market capitalization. In the fourth quarter of 2025, 2024 and 2023, we performed qualitative assessments for goodwill impairment and determined there were no indicators of impairment. Refer to Note “8. Goodwill” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
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

Results of Operations
The following table sets forth the components of our consolidated statements of operations in U.S. dollars and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2025		2024		2023
	(in thousands, except for percentages)
Revenue	$1,403,665	100.0%	$1,194,615	100.0%	$1,058,522	100.0%
Cost of revenue	461,228	32.9%	439,620	36.8%	375,879	35.5%
Gross profit	942,437	67.1%	754,995	63.2%	682,643	64.5%
Operating expenses:
Research and development	89,766	6.4%	94,783	7.9%	84,423	8.0%
Sales, general and administrative	663,422	47.3%	573,988	48.0%	506,454	47.8%
Acquired in-process research and development	—	—%	—	—%	18,215	1.7%
Impairment charge	—	—%	76,945	6.5%	—	—%
Total operating expenses	753,188	53.7%	745,716	62.4%	609,092	57.5%
Income from operations	189,249	13.5%	9,279	0.8%	73,551	6.9%
Interest and other income	15,876	1.1%	11,590	0.9%	6,099	0.6%
Income before income taxes	205,125	14.6%	20,869	1.7%	79,650	7.5%
Provision for (benefit from) income taxes	27,438	1.9%	6,857	0.5%	(11,304)	(1.1)%
Net income	$177,687	12.7%	$14,012	1.2%	$90,954	8.6%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Thrombectomy	$947,918	$815,475	$132,443	16.2%
Embolization and Access	455,747	379,140	76,607	20.2%
Total	$1,403,665	$1,194,615	$209,050	17.5%
Revenue increased $209.1 million, or 17.5%, to $1,403.7 million in 2025, from $1,194.6 million in 2024. Overall revenue growth was primarily due to an increase in sales of our new and existing thrombectomy and embolization and access products.
Revenue from our global thrombectomy products increased $132.4 million, or 16.2%, to $947.9 million in 2025, from $815.5 million in 2024. This increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Sales of our U.S. thrombectomy products increased by 19.3% in the year ended December 31, 2025. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $76.6 million, or 20.2%, to $455.7 million in the year ended December 31, 2025, from $379.1 million in the year ended December 31, 2024. The increase in our global embolization and access products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Sales of our U.S. embolization and access products increased by 25.4% in the year ended December 31, 2025. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations:

	Year Ended December 31,				Change
	2025		2024		$	%
	(in thousands, except for percentages)
United States	$1,091,761	77.8%	$902,067	75.5%	$189,694	21.0%
International	311,904	22.2%	292,548	24.5%	19,356	6.6%
Total	$1,403,665	100.0%	$1,194,615	100.0%	$209,050	17.5%
Revenue from sales in international markets increased $19.4 million, or 6.6%, to $311.9 million in 2025, from $292.5 million in 2024. Revenue from international sales represented 22.2% and 24.5% of our total revenue in 2025 and 2024, respectively.
Gross Margin

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of revenue	$461,228	$439,620	$21,608	4.9%
Gross profit	$942,437	$754,995	$187,442	24.8%
Gross margin %	67.1%	63.2%
Gross margin increased by 3.9 percentage points to 67.1% in 2025. This compares to gross margin of 63.2% in 2024, which included a one-time $33.4 million inventory charge to cost of revenue in connection with the impairment of our immersive healthcare asset group (refer to Note “4. Exit of Immersive Healthcare Business” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information). The impact of the one-time $33.4 million inventory charge decreased our gross margin by 2.8 percentage points in 2024. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
R&D	$89,766	$94,783	$(5,017)	(5.3)%
R&D as a percentage of revenue	6.4%	7.9%
R&D expenses decreased by $5.0 million or 5.3%, to $89.8 million in 2025, from $94.8 million in 2024. The decrease was primarily due to a $14.2 million decrease in expenses associated with our immersive healthcare business. Excluding these costs, R&D expenses increased by $9.2 million in 2025 to support our continued growth.
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
Sales, General and Administrative (“SG&A”)

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
SG&A	$663,422	$573,988	$89,434	15.6%
SG&A as a percentage of revenue	47.3%	48.0%
SG&A expenses increased by $89.4 million, or 15.6%, to $663.4 million in 2025, from $574.0 million in 2024. The increase was primarily due to a $74.5 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $10.4 million increase in costs related to marketing events, and a $7.7 million increase in travel-related expenses. This was partially offset by a $4.8 million decrease in non-recurring litigation related expenses, including settlement costs and legal fees, associated with wage and hour complaints filed against the Company in 2023 and a $4.7 million decrease in amortization expense of finite lived intangible assets acquired in connection with the Sixense acquisition due to the impairment of long-lived assets associated with the immersive healthcare business in the second quarter of 2024.
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
Exit of Immersive Healthcare Business

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Cost of revenue	$—	$33,362	$(33,362)	(100.0)%
Impairment charge	—	76,945	(76,945)	(100.0)%
Severance and other associated costs	—	4,971	(4,971)	(100.0)%
Impact of Immersive Healthcare Business Exit	$—	$115,278	$(115,278)	(100.0)%
Exit impact as a percentage of revenue	—%	9.6%
There were no impairment or other charges related to the immersive healthcare business during the year ended December 31, 2025. During the year ended December 31, 2024, we made the strategic decision to wind down and exit our immersive healthcare business, and as a result we incurred $115.3 million in impairment and other charges in connection with this decision. The Company incurred a $33.4 million charge to cost of revenue for the write-down of immersive healthcare inventory to net realizable value, an impairment charge to long-lived assets consisting of $58.9 million in finite-lived intangible assets and $18.0 million in property and equipment, and severance and other associated costs of $5.0 million included in research and development and sales, general and administrative within the consolidated statement of operations. Refer to Note “4. Exit of Immersive Healthcare Business” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
Provision for income taxes

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except for percentages)
Provision for income taxes	$27,438	$6,857	$20,581	300.1%
Effective tax rate	13.4%	32.9%
Our provision for income taxes was $27.4 million in 2025, which was primarily due to income taxes imposed on our worldwide profits, partially offset by excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction. Our provision for income taxes was $6.9 million in 2024, which was primarily due to income taxes imposed on our worldwide profits. Our effective tax rate was 13.4% in 2025, compared to 32.9% in 2024. Our change in effective tax rate was primarily attributable to an increase in excess tax benefits from stock-based compensation.
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which extends and modifies various domestic and international business tax framework originally enacted under the Tax Cuts and Jobs Act (“TCJA”). The legislation includes multiple effective dates, with certain provisions taking effect in 2025 and others through 2027. We evaluated the OBBBA and included its impact within our consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional supplemental guidance becomes available.
Liquidity and Capital Resources
As of December 31, 2025, we had $1,033.6 million in working capital, which included $186.9 million in cash and cash equivalents and $357.9 million in marketable investments. As of December 31, 2025, we held approximately 11.3% of our cash and cash equivalents in foreign entities.
We believe our current sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. For example, during the year ended December 31, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. Refer to Note “5. Balance Sheet Components” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information. We expect to continue to make investments as we launch new products, expand our manufacturing operations and information technology infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders, and could require us to agree to covenants that limit our operating flexibility.
Share Repurchase Program
On August 5, 2024, the Company’s Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization originally expired on July 31, 2025. Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. During the three months ended September 30, 2025 and December 31, 2025, the Company’s Board of Directors extended the repurchase authorization for the remaining $100.0 million to December 31, 2025 and December 31, 2026, respectively. As of December 31, 2025, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization. Refer to Note “12. Share Repurchase Program” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$186,897	$324,404
Marketable investments	357,919	15,727
Accounts receivable, net	190,021	167,668
Accounts payable	34,736	31,326
Accrued liabilities	132,163	112,429
Working capital(1)	1,033,551	792,780

(1) Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash and cash equivalents at beginning of year	$324,404	$167,486	$69,858
Net cash provided by operating activities	238,663	168,481	97,333
Net cash (used in) provided by investing activities	(404,590)	77,624	(16,076)
Net cash provided by (used in) financing activities	26,532	(87,006)	16,203
Effect of foreign exchange rate changes on cash and cash equivalents	1,888	(2,181)	168
Cash and cash equivalents at end of year	186,897	324,404	167,486
Net Cash Provided By Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, impairment charges, inventory write-offs and write-downs, changes in deferred tax balances, acquired in-process research and development, and the effect of changes in working capital and other activities).
Net cash provided by operating activities was $238.7 million in 2025 and consisted of net income of $177.7 million and non-cash items of $103.7 million offset by net changes in operating assets and liabilities of $42.7 million. The change in operating assets and liabilities includes an increase in inventories of $26.5 million to support our growth, an increase in accounts receivable of $19.5 million, and an increase in prepaid expenses and other current and non-current assets of $12.7 million. This was partially offset by an increase in accrued expenses and other non-current liabilities of $12.9 million and an increase in accounts payable of $3.1 million.
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
Net Cash (Used In) Provided By Investing Activities
Net cash (used in) provided by investing activities primarily relates to purchases of marketable and non-marketable investments, capital expenditures, payments in connection with asset acquisitions, partially offset by sales of marketable investments and proceeds from maturities of marketable investments.
Net cash used in investing activities was $404.6 million in 2025 and primarily consisted of purchases of marketable investments, net of proceeds from maturities and sales of marketable investments, of $340.9 million and capital expenditures of $63.7 million primarily driven by investments related to the construction of our Costa Rica manufacturing facility.
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
Net Cash Provided By (Used In) Financing Activities
Net cash provided by (used in) financing activities primarily relates to proceeds from issuances of common stock under our employee stock purchase plan and exercises of stock options, partially offset by payments of employee taxes related to vested restricted stock units, payments towards the reduction of our finance lease obligations, and repurchases of our common stock.
Net cash provided by financing activities was $26.5 million in 2025 and primarily consisted of proceeds from the issuance of common stock under our employee stock purchase plan of $16.4 million and proceeds from exercises of stock options of $15.4 million, partially offset by payments of employee taxes related to vested restricted stock units of $2.5 million and payments towards finance leases obligations of $2.5 million.
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
Interest Rate Risk. We had cash and cash equivalents of $186.9 million as of December 31, 2025, which consisted of funds held primarily in money market funds and general checking and savings accounts. In addition, we had marketable investments of $357.9 million, which consisted primarily of commercial paper and corporate bonds. Our investments are focused on the preservation of capital and principal, supporting our liquidity needs, and longer-term planning to ensure a competitive rate of return. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the year ended December 31, 2025 was primarily impacted by favorable product mix across our regions and productivity improvements, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PENUMBRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Penumbra, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Penumbra, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Revenue Recognition - Product Revenue
As described in Note 2 and 19 to the consolidated financial statements, revenue is primarily comprised of product revenue net of returns, discounts, administration fees and sales rebates. The Company recognizes revenue when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue from product sales is recognized either on the date of shipment or the date of receipt by the customer, but is deferred for certain transactions when control has not yet transferred. The Company’s consolidated product revenue for the year ended December 31, 2025 was $1,403.6 million.
The principal consideration for our determination that performing procedures relating to product revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product revenue at the consideration amount upon transfer of control to the customer. These procedures also included, among others, (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and (ii) testing the completeness and accuracy of certain data provided by management; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 25, 2026

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Penumbra, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) of Penumbra, Inc. and subsidiaries (the "Company"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
San Francisco, California
February 22, 2024

We began serving as the Company’s auditor in 2008. In 2024, we became the predecessor auditor.

Penumbra, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$186,897	$324,404
Marketable investments	357,919	15,727
Accounts receivable, net of allowance for credit losses of $2,350 and $5,638 at December 31, 2025 and 2024, respectively	190,021	167,668
Inventories	431,549	406,737
Prepaid expenses and other current assets	50,298	36,589
Total current assets	1,216,684	951,125
Property and equipment, net	117,436	62,641
Operating lease right-of-use assets	173,587	177,787
Finance lease right-of-use assets	25,972	28,018
Intangible assets, net	6,186	6,513
Goodwill	166,750	165,826
Deferred taxes	79,188	100,332
Other non-current assets	40,716	40,939
Total assets	$1,826,519	$1,533,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,736	$31,326
Accrued liabilities	132,163	112,429
Current operating lease liabilities	13,841	12,221
Current finance lease liabilities	2,393	2,369
Total current liabilities	183,133	158,345
Non-current operating lease liabilities	182,751	187,068
Non-current finance lease liabilities	20,714	21,731
Other non-current liabilities	12,318	15,106
Total liabilities	398,916	382,250
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share - 5,000,000 shares authorized, none issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share - 300,000,000 shares authorized, 39,229,670 issued and outstanding at December 31, 2025; 300,000,000 shares authorized, 38,490,836 issued and outstanding at December 31, 2024	39	38
Additional paid-in capital	1,185,525	1,096,732
Accumulated other comprehensive income (loss)	4,348	(5,843)
Retained earnings	237,691	60,004
Total stockholders’ equity	1,427,603	1,150,931
Total liabilities and stockholders’ equity	$1,826,519	$1,533,181
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,403,665	$1,194,615	$1,058,522
Cost of revenue	461,228	439,620	375,879
Gross profit	942,437	754,995	682,643
Operating expenses:
Research and development	89,766	94,783	84,423
Sales, general and administrative	663,422	573,988	506,454
Acquired in-process research and development	—	—	18,215
Impairment charge	—	76,945	—
Total operating expenses	753,188	745,716	609,092
Income from operations	189,249	9,279	73,551
Interest and other income	15,876	11,590	6,099
Income before income taxes	205,125	20,869	79,650
Provision for (benefit from) income taxes	27,438	6,857	(11,304)
Net income	$177,687	$14,012	$90,954

Net income per share:
Basic	$4.57	$0.36	$2.37
Diluted	$4.52	$0.36	$2.32
Weighted average shares outstanding:
Basic	38,918,493	38,633,744	38,401,171
Diluted	39,291,828	39,268,037	39,216,564
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$177,687	$14,012	$90,954
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	9,187	(5,399)	2,031
Net change in unrealized gains on available-for-sale securities, net of tax	1,004	2,707	2,942
Total other comprehensive income (loss), net of tax	$10,191	$(2,692)	$4,973
Comprehensive income	$187,878	$11,320	$95,927
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2022	38,107,977	$38	$963,040	$(8,124)	$43,904	$998,858
Issuance of common stock	426,333	1	5,517	—	—	5,518
Issuance of common stock under employee stock purchase plan	83,799	—	14,896	—	—	14,896
Issuance of common stock in connection with asset acquisition(1)	71,211	—	17,227	—	—	17,227
Shares held for tax withholdings	(7,771)	—	(2,074)	—	—	(2,074)
Stock-based compensation	—	—	48,592	—	—	48,592
Other comprehensive income	—	—	—	4,973	—	4,973
Net income	—	—	—	—	90,954	90,954
Balance at December 31, 2023	38,681,549	$39	$1,047,198	$(3,151)	$134,858	$1,178,944
Issuance of common stock	243,847	—	1,873	—	—	1,873
Issuance of common stock under employee stock purchase plan	89,362	—	15,301	—	—	15,301
Shares held for tax withholdings	(6,159)	—	(1,456)	—	—	(1,456)
Stock-based compensation	—	—	45,597	—	—	45,597
Repurchase of common stock(2)	(517,763)	(1)	(11,781)	—	(88,866)	(100,648)
Other comprehensive loss	—	—	—	(2,692)	—	(2,692)
Net income	—	—	—	—	14,012	14,012
Balance at December 31, 2024	38,490,836	$38	$1,096,732	$(5,843)	$60,004	$1,150,931
Issuance of common stock	672,744	1	15,411	—	—	15,412
Issuance of common stock under employee stock purchase plan	75,165	—	16,407	—	—	16,407
Shares held for tax withholdings	(9,075)	—	(2,546)	—	—	(2,546)
Stock-based compensation	—	—	59,521	—	—	59,521
Other comprehensive income	—	—	—	10,191	—	10,191
Net income	—	—	—	—	177,687	177,687
Balance at December 31, 2025	39,229,670	$39	$1,185,525	$4,348	$237,691	$1,427,603

(1) Refer to Note “6. Asset Acquisition” for more information on the impact of the asset acquisition during the year ended December 31, 2023.
(2) Refer to Note “12. Share Repurchase Program” for more information on the repurchase of common stock during the year ended December 31, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

Penumbra, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$177,687	$14,012	$90,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,471	23,702	27,257
Stock-based compensation	59,213	46,164	50,516
Impairment charge	—	76,945	—
Inventory write-offs and write-downs	5,769	43,656	6,198
Deferred taxes	21,034	(16,339)	(19,061)
Acquired in-process research and development	—	—	18,215
Other	205	4,121	2,338
Changes in operating assets and liabilities:
Accounts receivable	(19,514)	26,597	(266)
Inventories	(26,482)	(65,658)	(67,710)
Prepaid expenses and other current and non-current assets	(12,697)	(2,948)	(18,909)
Accounts payable	3,067	4,172	1,097
Accrued expenses and other non-current liabilities	12,910	14,057	6,221
Proceeds from lease incentives	—	—	483
Net cash provided by operating activities	238,663	168,481	97,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition, net of cash acquired	—	—	(988)
Purchases of non-marketable investments	—	(10,000)	—
Purchases of marketable investments	(355,737)	(22,910)	(81,940)
Proceeds from sales of marketable investments	1,876	—	—
Proceeds from maturities of marketable investments	13,000	130,616	82,565
Purchases of property and equipment	(63,729)	(21,182)	(15,213)
Other	—	1,100	(500)
Net cash (used in) provided by investing activities	(404,590)	77,624	(16,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	15,411	1,873	5,517
Proceeds from issuance of stock under employee stock purchase plan	16,408	15,301	14,896
Payment of employee taxes related to vested common and restricted stock	(2,546)	(1,456)	(2,074)
Payments of finance lease obligations	(2,485)	(2,276)	(1,981)
Repurchase of common stock	—	(100,387)	—
Other	(256)	(61)	(155)
Net cash provided by (used in) financing activities	26,532	(87,006)	16,203
Effect of foreign exchange rate changes on cash and cash equivalents	1,888	(2,181)	168
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(137,507)	156,918	97,628
CASH AND CASH EQUIVALENTS—Beginning of period	324,404	167,486	69,858
CASH AND CASH EQUIVALENTS—End of period	$186,897	$324,404	$167,486
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$9,512	$2,388	$9,339
Right-of-use assets obtained in exchange for finance lease obligations	1,540	464	1,118
Fair value of common stock issued as consideration in connection with an asset acquisition (Note 6)	—	—	17,227
Purchase of property and equipment funded through accounts payable and accrued liabilities	5,290	1,894	1,182
Excise tax accrued on repurchase of common stock	—	256	—
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
On January 14, 2026, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Boston Scientific Corporation, a Delaware corporation (“Parent”), and Pinehurst Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. See Note “20. Subsequent Events” for more information.
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
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in United States Dollars (“USD”). The Company’s foreign subsidiaries primarily use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues are translated using the exchange rate as of the date of transaction and expenses are translated using the average exchange rates in effect for the year involved. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Transactions denominated in currencies other than the respective functional currencies

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

are translated at exchange rates as of the date of transaction with foreign currency gains and losses recorded in other expense, net in the consolidated statements of operations. The Company realized net foreign currency transaction losses of $0.3 million for the year ended December 31, 2025 and net foreign currency gains of $0.1 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable investments (as described in greater detail in this footnote under the header “Cash, Cash Equivalents and Marketable Investments” below) and accounts receivable. The majority of the Company’s cash is held by one financial institution in the U.S. in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the year ended December 31, 2025 and held cash in foreign entities of approximately $21.1 million and $25.6 million at December 31, 2025 and 2024, respectively, which was not federally insured.
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
During the years ended December 31, 2025, 2024, and 2023, no customer accounted for greater than 10% of the Company’s revenue. During the years ended December 31, 2025 and 2024, no customer accounted for greater than 10% of the Company’s receivable balance.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
During the years ended December 31, 2025, 2024 and 2023, the Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income (loss).
Accounts Receivable
Accounts receivables consists primarily of trade receivables from customers. Accounts receivable are measured at amortized cost less the allowance for credit losses. The Company measures expected credit losses for its accounts receivables utilizing a loss-rate approach. The allowance for expected credit losses assessment requires a degree of estimation and judgment. The expected loss-rate is calculated by utilizing historical credit losses incurred as a percentage of the Company’s historical accounts receivable balances, pooled by customers with similar geographic credit risk characteristics. The loss-rate is adjusted for management’s expectations regarding current conditions and forecasts about future conditions which impact expected credit losses. The Company considers factors such as customers credit risk, geographic related risks and economic conditions that may affect a customer’s credit quality classification.
Inventories
Inventories are stated at the lower of cost (determined under the first-in first-out method) or net realizable value. Write-downs are provided for raw materials, components or finished goods that are determined to be excessive or obsolete. The Company regularly reviews inventory quantities in consideration of actual loss experience, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. As a result of these evaluations, the Company recognized total write-offs and write-downs of $5.8 million, $43.7 million, and $6.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company recorded a $33.4 million charge to cost of revenue in the consolidated statements of operations for the write-down of immersive healthcare inventory to net realizable value. Refer to Note “4. Exit of Immersive Healthcare Business” for more details.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Machinery and equipment and furniture and fixtures are depreciated over a five to fifteen year period and computers and software are depreciated over two to seven years. Upon retirement or sale, the cost and the related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to consolidated statements of operations as incurred. Costs

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

incurred for assets under construction, including related payments, are capitalized as construction in progress until the assets are placed in service, upon which depreciation begins.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company reviewed long-lived assets for impairment and determined there were no indicators of impairment during the years ended December 31, 2025 or 2023. As a result, no impairment charge was recognized. During the year ended December 31, 2024, the Company recorded an impairment charge of $76.9 million related to the Company’s immersive healthcare asset group. Refer to Note “4. Exit of Immersive Healthcare Business” for more details.
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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies, overall financial performance (both current and projected) and market capitalization. In the fourth quarter of 2025, 2024 and 2023, the Company performed qualitative assessments for goodwill impairment and determined there were no indicators of impairment. As a result, no impairment charge was recognized. Refer to Note “8. Goodwill” for more information.
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
Internal Use Software
The Company capitalizes certain costs incurred for the development of computer software for internal use. These costs generally relate to third-party software. The Company capitalizes these costs when it is determined that it is probable that the project will be completed and the software will be used to perform the function intended, and the preliminary project stage is completed. Capitalized internal use software development costs are included in Property and equipment, net within the consolidated balance sheets.
Capitalized internal use software is amortized on a straight-line basis over its estimated useful life. For software that supported our immersive healthcare business until the year ended December 31, 2024, the amortization expense was recorded in cost of revenue within the consolidated statements of operations. Refer to Note “4. Exit of Immersive Healthcare Business” for more details. Costs related to the preliminary project stage, post-implementation, training and maintenance are expensed as incurred.
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
Advertising Costs
Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising costs were $3.2 million, $1.6 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock-Based Compensation
Stock-based compensation expense is associated with restricted stock units (“RSUs”), RSUs with performance conditions (“PSUs”), stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”).
The Company recognizes the cost of stock-based compensation in the financial statements based upon fair value. The fair value of RSU awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The fair value of each purchase under the ESPP is estimated at the beginning of the offering period using the Black-Scholes option pricing model. The fair value of stock options is determined as of the grant date using the Black-Scholes option pricing model. The Company’s determination of the fair value of equity-settled awards is impacted by the price of the Company’s common stock as well as changes in assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected term that awards will remain outstanding, expected common stock price volatility over the term of the awards, risk-free interest rates and expected dividends.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Comprehensive Income
Comprehensive income consists of net income, unrealized gains or losses on available-for-sale investments and the effects of foreign currency translation adjustments. The Company presents comprehensive income and its components in the consolidated statements of comprehensive income.
Net Income Per Share of Common Stock
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
Leases
The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2025, the Company's lease population consisted of operating and finance real estate, equipment and vehicle leases.
Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and non-current finance lease liabilities in our consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate which requires management’s judgment as the rate implicit in the lease is generally not readily determinable. The determination of the Company’s incremental borrowing rate requires management judgment, including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and are reduced by lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Finance lease cost is recognized as depreciation expense on a straight-line basis over the expected lease term and interest expense using the accelerated interest method of recognition. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a non-cancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheet. For more information about the Company’s leases, refer to Note “9. Leases.”
Share Repurchases
Shares of our common stock repurchased pursuant to our repurchase program are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value, as well as the portion due for excise taxes, is allocated to retained earnings on the consolidated balance sheets.
Recent Accounting Guidance
Recently Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU”) No. 2023-09, Income Taxes— Improvements to Income Tax Disclosures. It requires expanded tax disclosures, including specified categories and disaggregation of information in the rate reconciliation and income taxes paid. This new requirement is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the financial statements. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note “15. Income Taxes” for additional information.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard enhances disclosures by requiring disaggregated disclosures of an entity’s income statement expense captions. Public business entities are required to disaggregate expense captions into specified categories within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard is required to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. The Company is evaluating the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of December 31, 2025.
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
The Company’s marketable and non-marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable and non-marketable investments as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
Commercial paper	$178,584	$30	$(2)	$—	$178,612
Certificate of Deposit	8,374	4	—	—	8,378
U.S. treasury	2,801	—	(1)	—	2,800
Corporate bonds	168,046	143	(60)	—	168,129
Total	357,805	177	(63)	—	357,919
Non-marketable investments:
Non-marketable debt securities	10,000	3,761	—	—	13,761
Total	10,000	3,761	—	—	13,761
Total	$367,805	$3,938	$(63)	$—	$371,680

	December 31, 2024
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
U.S. treasury	$15,744	$3	$(20)	$—	$15,727
Total	15,744	3	(20)	—	15,727
Non-marketable investments:
Non-marketable debt securities	10,000	2,850	—	—	12,850
Total	10,000	2,850	—	—	12,850
Total	$25,744	$2,853	$(20)	$—	$28,577
As of December 31, 2025, the total amortized cost basis of the Company’s available-for-sale debt securities, excluding non-marketable debt securities, in an unrealized loss position exceeded its fair value by $0.1 million. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. During the year ended December 31, 2025, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$37,855	$(2)	$—	$—	$37,855	$(2)
Certificate of deposit	—	—	—	—	—	—
U.S. treasury	—	—	1,400	(1)	1,400	(1)
Corporate bonds	48,817	(60)	—	—	48,817	(60)
Total	$86,672	$(62)	$1,400	$(1)	$88,072	$(63)

	December 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
U.S. treasury	$2,787	$(19)	$2,987	$(1)	$5,774	$(20)
Total	$2,787	$(19)	$2,987	$(1)	$5,774	$(20)
The contractual maturities of the Company’s marketable investments as of December 31, 2025 were as follows (in thousands):

	December 31, 2025
Marketable Investments	Amortized Cost	Fair Value
Due in one year	$208,272	$208,315
Due in one to five years	149,533	149,604
Total	$357,805	$357,919
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
The Company classifies its cash equivalents and marketable investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company classifies its non-marketable investments in preferred stock in privately held companies within Level 3 due to the lack of observable inputs.
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
The following table summarizes the changes in fair value of our Level 3 non-marketable debt securities for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of the period	$12,850	$—
Total gains included in other comprehensive income (loss)	911	2,850
Purchases	—	10,000
Balance, end of the period	$13,761	$12,850
The Company did not hold any Level 3 marketable investments as of December 31, 2025 or December 31, 2024. During the year ended December 31, 2025 and 2024, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for marketable or non-marketable investments. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$96,681	$—	$—	$96,681
Marketable investments:
Commercial paper	—	178,612	—	178,612
Certificate of deposit	—	8,378	—	8,378
U.S. treasury	2,800	—	—	2,800
Corporate bonds	—	168,129	—	168,129
Non-marketable investments
Non-marketable investments	—	—	13,761	13,761
Total	$99,481	$355,119	$13,761	$468,361

	As of December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$139,271	$—	$139,271
Certificate of deposit	—	15,995	—	15,995
U.S agency securities	—	3,369	—	3,369
Money market funds	68,133	—	—	68,133
U.S. treasury	23,497	—	—	23,497
Marketable investments:
U.S. treasury	15,727	—	—	15,727
Non-marketable investments
Non-marketable investments	—	—	12,850	12,850
Total	$107,357	$158,635	$12,850	$278,842
4. Exit of Immersive Healthcare Business
During the year ended December 31, 2024, the Company made the decision to wind down and exit its immersive healthcare business. There were no costs incurred associated with this decision during the year ended December 31, 2025. The following table details the costs incurred during the year ended December 31, 2024, associated with this decision (in thousands):

Year Ended December 31, 2024
Cost of revenue	$33,362
Impairment charge	76,945
Severance and other associated costs	4,971
Total	$115,278
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2025, there were no events or circumstances that indicated the need to test for impairment and as such there was no impairment charge recorded during the period.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
During the third quarter of 2024, the Company made the decision to wind down and exit its immersive healthcare business. As a result, during the three and nine months ended September 30, 2024, the Company incurred $5.0 million in restructuring and related charges for severance and other associated costs related to the wind down of the immersive healthcare business. These costs were included in research and development and sales, general and administrative within the consolidated statements of operations. During the fourth quarter of 2024, all payments related to the wind down of the immersive healthcare business were fully paid. During the year ended December 31, 2025, there were no restructuring and related charges for severance and other associated costs related to the wind down of the immersive healthcare business and no amounts remained unpaid as of December 31, 2025.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components
Accounts Receivable, Net
The Company’s allowance for credit losses related to accounts receivable balances was comprised of the following (in thousands):

	Balance At Beginning Of Year	Write-offs	Provision for (Benefit from) Expected Credit Losses	Recoveries	Balance At End Of Year
For the year ended:
December 31, 2023	$862	$—	$2,307	$—	$3,169
December 31, 2024	3,169	—	2,469	—	5,638
December 31, 2025	$5,638	$(3,656)	$368	$—	$2,350

Inventories
The components of inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$117,101	$133,967
Work in process	46,275	35,713
Finished goods	268,173	237,057
Inventories	$431,549	$406,737
During the year ended December 31 2024, the Company recorded a $33.4 million charge to cost of revenue in the consolidated statements of operations for the write-down of immersive healthcare inventory to net realizable value. Refer to Note “4. Exit of Immersive Healthcare Business” for more details. During the year ended December 31, 2025, there were no additional write-downs of immersive healthcare inventory.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$60,647	$52,045
Furniture and fixtures	19,017	19,029
Leasehold improvements	37,397	36,687
Software	5,943	5,682
Computers	13,395	19,913
Construction in progress	57,693	3,781
Total property and equipment	194,092	137,137
Less: Accumulated depreciation and amortization	(76,656)	(74,496)
Property and equipment, net	$117,436	$62,641
Depreciation and amortization expense, excluding intangible assets and software, was $13.0 million, $13.2 million and $11.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Software amortization expense was $0.2 million, $1.5 million and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company had accumulated software amortization of $5.3 million and $5.0 million for the years ended December 31, 2025 and 2024, respectively.
Acquisition of Property
The Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse, totaling approximately 330,000 square feet, for the production of medical devices. The total capital project is

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

expected to cost approximately $58 million. During the year ended December 31, 2025, the Company made payments of $37.3 million related to the Costa Rica capital project. In accordance with ASC 360, the Company capitalized these payments within property and equipment, net, in the consolidated balance sheets, as they represent costs directly attributable to acquiring the assets and preparing them for their intended use, including the cost of land, construction work performed, and capitalizable advance payments.
Accrued Liabilities
The following table shows the components of accrued liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Payroll and employee-related expenses	$85,396	$74,201
Accrued expenses	12,804	13,982
Other accrued liabilities	33,963	24,246
Total accrued liabilities	$132,163	$112,429
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, as of December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Balance at the beginning of the year	$2,033	$5,755	$5,370
Accruals of warranties issued, net	2,553	(1,923)	1,865
Settlements of warranty claims	(2,112)	(1,799)	(1,480)
Balance at the end of the year	$2,474	$2,033	$5,755
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of December 31, 2025 and 2024 (in thousands):

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$6,999	$(3,966)	$3,033
Trade secrets and processes	5,256	(2,103)	3,153
Total intangible assets	$12,255	$(6,069)	$6,186
During the year ended December 31, 2025, the Company disposed of intangible assets related to its immersive healthcare business that had been previously impaired during the year ended December 31, 2024, resulting in the write-off of developed technology and the corresponding accumulated amortization of $83.3 million.

As of December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	$83,289	$(83,289)	$—
Customer relationships	6,192	(3,095)	3,097
Trade secrets and processes	5,256	(1,840)	3,416
Total intangible assets	$94,737	$(88,224)	$6,513
During the year ended December 31, 2024, the Company recorded an impairment of developed technology charge of $58.9 million included within accumulated amortization in the table above. Refer to Note “4. Exit of Immersive Healthcare Business” for more details.
The gross carrying amount and accumulated amortization of the customer relationships are the only intangible assets subject to foreign currency translation effects. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement in 2018.
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$263	$263	$263
Sales, general and administrative(1)	449	5,188	9,949
Total	$712	$5,451	$10,212

(1)This does not include the impairment charge of $58.9 million related to the Company’s immersive healthcare developed technology during the three months ended June 30, 2024. Refer to Note “4. Exit of Immersive Healthcare Business” for more information.
As of December 31, 2025, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2026	$729
2027	729
2028	729
2029	729
2030	729
Thereafter	2,541
Total amortization	$6,186

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Goodwill
The following table presents the changes in goodwill during the year ended December 31, 2025 (in thousands):

Total Company
Balance as of December 31, 2024	$165,826
Foreign currency translation adjustments	924
Balance as of December 31, 2025	$166,750
Goodwill Impairment Review
The Company reviews goodwill for impairment annually on October 31, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company operates as one segment, which is the sole reporting unit of the Company, and therefore goodwill is tested for impairment at the consolidated level. Accordingly, when assessing whether an impairment test is required more frequently than on its annual testing date, the Company considers whether events or circumstances have taken place that indicate it is more likely than not that the Company’s enterprise fair value is less than the carrying amount of its one reporting unit, including goodwill. During the fourth quarter of 2025, 2024 and 2023, the Company reviewed goodwill for impairment and determined there were no indicators of impairment.
9. Leases
As of December 31, 2025, 2024 and 2023, the Company’s contracts that contained a lease consisted of real estate, equipment and vehicle leases.
The Company leases real estate for office and warehouse space under non-cancelable operating and finance leases that expire at various dates through 2036, subject to the Company’s option to renew certain leases for an additional five to fifteen years. The Company also leases other equipment and vehicles primarily under non-cancelable operating and finance leases that expire at various dates through 2030.
The following table presents the components of the Company’s lease cost, lease term and discount rate during the years ended December 31, 2025, 2024 and 2023 (in thousands, except years and percentages):

	Year Ended December 31,
	2025	2024	2023
Lease Cost
Operating lease cost	$24,087	$23,541	$22,955
Finance lease cost:
Amortization of right-of-use assets	3,581	3,539	3,350
Interest on lease liabilities	1,281	1,340	1,375
Variable lease cost(1)	11,389	11,222	10,835
Total lease costs	$40,338	$39,642	$38,515

Weighted Average Remaining Lease Term
Operating leases	10.5 years	11.6 years	12.5 years
Finance leases	8.5 years	9.5 years	10.3 years
Weighted Average Discount Rate
Operating leases	5.18%	5.09%	5.07%
Finance leases	5.50%	5.42%	5.37%

(1) Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges for its real estate leases as the Company does not separate lease from non-lease components.
During 2021, the Company signed a lease for approximately thirteen years for additional space located at 620 Roseville Parkway, Roseville, California. Per the terms of the lease, improvements were constructed and permanently affixed to the property in two phases. Phase 1 of the 620 Roseville Parkway Lease commenced once the Phase 1 premises were made ready and available for their intended use, which occurred during the first quarter of 2022. During the fourth quarter of 2025, Phase 2

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

of the 620 Roseville Parkway Lease commenced and the premises were made ready and available for their intended use. The Company determined that the 620 Roseville Parkway Lease is a non-cancelable operating lease which will expire in 2035.
The following table is a schedule, by years, of maturities of the Company's operating and finance lease liabilities as of December 31, 2025 (in thousands):

	Operating Lease Payments	Finance Lease Payments
Year Ending December 31:
2026	$23,536	$3,590
2027	23,123	3,438
2028	22,783	3,384
2029	22,691	3,223
2030	23,055	3,025
Thereafter	142,237	12,350
Total undiscounted lease payments	257,425	29,010
Less imputed interest	(60,833)	(5,903)
Present value of lease liabilities	$196,592	$23,107
Supplemental cash flow information related to leases during the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,584	$21,707	$19,662
Financing cash flows from finance leases	$2,485	$2,276	$1,981

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,512	$2,388	$9,339
Finance leases	$1,540	$464	$1,118
10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2025, the Company had non-cancelable purchase obligations of $13.2 million, which primarily consisted of contracts with suppliers to purchase raw materials to be used to manufacture products, of which $10.2 million were due within one year.
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
On April 7, 2023, a former contractor who had been retained by the Company through a third party staffing agency filed a putative class action lawsuit as well as a Private Attorney General Act (“PAGA”) representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the contractor and similarly situated Company contractors and employees in California, alleging various claims pursuant to the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Additionally, on April 10, 2023, a current employee of the Company filed a PAGA representative action complaint against the Company in the Superior Court of the State of California for the County of Alameda, on behalf of the employee and similarly situated Company employees in California, alleging similar claims. The complaints sought payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. Following mediation in April 2024, in May 2024 the parties entered into a formal agreement to settle the claims for an aggregate amount of $4.6 million, subject to approval by the court, which was granted in March 2025. The Company recorded an accrual of $4.6 million in its financial statements for the three months ended March 31, 2024 related to these matters. The Company completed substantially all payments under the settlement agreement during the three months ended June 30, 2025. In February 2026, following payment of the remaining amounts under the settlement agreement, the court granted final approval of the settlement.
11. Stockholders’ Equity
Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 of authorized preferred stock issuable. There is no preferred stock outstanding as of December 31, 2025 and 2024.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Amended and Restated 2014 Equity Incentive Plan
The Company adopted the 2014 Plan in May 2014. The 2014 Plan was amended and restated as of September 17, 2015. The 2014 Plan replaced the 2011 Plan and the 2005 Plan and no further equity awards may be granted under the 2011 Plan or the 2005 Plan and all common stock available for issuance under both plans was transferred to and may be granted under the 2014 Plan. As of December 31, 2025, 6,067,836 shares of common stock were reserved for issuance and 5,543,059 shares of common stock were available for grant under the 2014 Plan.
Employee Stock Purchase Plan
The Penumbra, Inc. Employee Stock Purchase Plan (the “ESPP”), became effective on September 17, 2015. The ESPP initially reserved 600,000 shares of common stock for purchase under the ESPP, with the number of shares reserved for purchase increasing each year pursuant to an “evergreen” provision set forth in the ESPP. As of December 31, 2025, 591,124 shares of common stock were reserved and available for issuance under the ESPP. All qualifying employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Offerings to the Company’s employees to purchase stock under the ESPP will begin on each May 20 and November 20 and will end on the following November 19 and May 19, respectively, each referred to as offering periods except that the first offering period under the ESPP began on September 17, 2015 and ended on May 19, 2016. Under the ESPP, each employee may purchase shares by authorizing payroll deductions at a minimum of 1% and up to 15% of his or her eligible compensation for each pay period during the offering period. Unless the participating employee withdraws from the offering, his or her accumulated payroll deductions will be used to purchase the Company’s common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower, provided that no more than 2,000 shares of the Company’s common stock or such other lesser maximum number established by the ESPP administrator may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period (corresponding to an offering period), under the ESPP in any calendar year.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock-Based Benefit Plan Activity and Stock-Based Compensation
Stock Options
Activity of stock options under the 2005 Plan, 2011 Plan and 2014 Plan (collectively, the “Plans”) during the year ended December 31, 2025 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	517,464	$31.43
Grants	—	$—
Exercised	(512,088)	$30.10
Canceled/Forfeited	—	$—
Balance at December 31, 2025	5,376	$158.30
Vested and expected to vest—December 31, 2025	5,376	$158.30	3.96	$820
Exercisable—December 31, 2025	5,376	$158.30	3.96	$820
The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $121.3 million, $15.9 million and $60.0 million, respectively. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at the exercise date and the exercise price of the stock option.
The Company did not grant stock options during the years ended December 31, 2025, 2024, and 2023.
Restricted Stock Units
The activity of unvested restricted stock units (“RSU”) under the Plans is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	281,569	$220.82
Granted	171,568	271.30
Released/Vested	(124,246)	224.21
Canceled/Forfeited	(11,528)	226.31
Unvested at December 31, 2025	317,363	$246.59
The fair value of the RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $33.7 million, $31.2 million and $48.3 million, respectively. As of December 31, 2025, 299,997 RSUs are expected to vest.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The activity of unvested equity-classified PSUs under the Plans is set forth below:

	Number of Shares(1)	Weighted Average Grant Date Fair Value(1)
Unvested at December 31, 2024	118,800	$245.62
Granted	126,840	275.92
Released/Vested	(36,438)	244.97
Canceled/Forfeited	(7,164)	253.35
Unvested at December 31, 2025	202,038	$264.41

(1) The table above excludes liability-classified PSUs. During the year ended December 31, 2025, the Company recorded $3.7 million in stock-based compensation for liability-classified PSUs.
The fair value of the PSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $9.8 million, $6.1 million and $1.9 million, respectively. As of December 31, 2025, 189,796 PSUs are expected to vest.
Employee Stock Purchase Plan
Under the ESPP, employees purchased 75,165 shares, 89,362 shares, and 83,799 shares for $16.4 million, $15.3 million, and $14.9 million during the years ended December 31, 2025, 2024, and 2023, respectively.
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
The Company did not grant stock options during the years ended December 31,2025, 2024 and 2023.
The Company used the following assumptions in its Black-Scholes option pricing model to determine the fair value of ESPP rights:

	ESPP Rights
	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	0.50	0.50	0.50
Expected volatility	39%	41%	41%
Risk-free interest rate	4.30%	5.32%	5.04%
Expected dividend yield	0%	0%	0%
Weighted Average Expected Term. The Company’s expected term for stock options and ESPP rights is based on historical data.
Volatility. In 2025, 2024 and 2023, volatility assumptions used in the valuation of options and ESPP rights were calculated based on the historical volatility of the Company’s stock.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$3,501	$4,158	$5,330
Research and development	9,749	6,868	8,838
Sales, general and administrative	45,963	35,138	36,348
Total	$59,213	$46,164	$50,516
As of December 31, 2025, total unrecognized compensation cost related to unvested stock-based compensation arrangements, excluding PSUs, was $62.3 million which is expected to be recognized over a weighted average period of 3.0 years.
As of December 31, 2025, total unrecognized compensation cost related to liability-classified and equity-classified PSUs was $23.7 million, which is expected to be recognized over a weighted average period of 2.9 years.
The total stock-based compensation cost capitalized in inventory was $1.6 million, $1.2 million and $1.3 million as of December 31, 2025, 2024 and 2023, respectively.
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
During the three months ended September 30, 2025 and December 31, 2025, the Company’s Board of Directors extended the repurchase authorization for the remaining $100.0 million to December 31, 2025 and December 31, 2026, respectively. As of December 31, 2025, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive income (loss) into earnings affect our consolidated statements of comprehensive income (in thousands):

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the year	$(701)	$2,850	$(7,992)	$(5,843)	$(558)	$—	$(2,593)	$(3,151)
Other comprehensive income (loss) before reclassifications:
Unrealized gains — investments	126	911	—	1,037	545	2,850	—	3,395
Foreign currency translation gains (losses)	—	—	9,186	9,186	—	—	(5,404)	(5,404)
Income tax effect — expense	(33)	—	1	(32)	(688)	—	5	(683)
Net of tax	93	911	9,187	10,191	(143)	2,850	(5,399)	(2,692)
Net current-year other comprehensive income (loss)	93	911	9,187	10,191	(143)	2,850	(5,399)	(2,692)
Balance, end of the year	$(608)	$3,761	$1,195	$4,348	$(701)	$2,850	$(7,992)	$(5,843)
During the years ended December 31, 2025 and 2024, no amounts were reclassified from accumulated other comprehensive income (loss) to net income.
14. Employee Benefit Plan
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code (“IRC”) to its eligible U.S. employees whereby they may contribute up to the maximum amount permitted by the IRC. The Company makes 401(k) matching contributions of eligible compensation under the plan, subject to a maximum dollar threshold. Contribution expense was $8.1 million, $6.9 million, and $6.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company is incorporated in the United States and operates in various countries with different tax laws and rates. A portion of the Company’s income (loss) before taxes and the provision for (benefit from) income taxes are generated from international operations.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which extends and modifies various domestic and international business tax framework originally enacted under the Tax Cuts and Jobs Act (“TCJA”). The legislation includes multiple effective dates, with certain provisions taking effect in 2025 and others through 2027. The Company evaluated the OBBBA and included its impact within the consolidated financial statements. The Company will continue to evaluate the full impact of these legislative changes as additional supplemental guidance becomes available.
Income before income taxes for the years ended December 31, 2025, 2024 and 2023 is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$190,936	$20,165	$72,936
Foreign	14,189	704	6,714
Total income before income taxes	$205,125	$20,869	$79,650
Income tax (benefit) or provision in 2025, 2024 and 2023 is comprised of federal, state, and foreign taxes.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the (benefit from) provision for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(156)	$13,452	$5,897
State	3,454	7,115	3,033
Foreign	3,140	2,624	4,890
Total current	$6,438	$23,191	$13,820
Deferred:
Federal	18,743	(10,699)	(19,221)
State	2,036	(5,231)	(4,648)
Foreign	221	(404)	(1,255)
Total deferred	$21,000	$(16,334)	$(25,124)
Provision for (benefit from) income taxes	$27,438	$6,857	$(11,304)
The following table presents a reconciliation of the Company’s provision for (benefit from) income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to pretax income after the adoption of ASU 2023-09:

	Year Ended December 31,
	2025
	(in thousands)	Percentage
Income tax at federal statutory rate	$43,076	21.0%
State and local income taxes, net of federal benefit (1)	4,219	2.1
Foreign tax effects	935	0.5
Tax credits
Research and development tax credits	(2,797)	(1.4)
Nontaxable or nondeductible items:
Excess tax benefits related to share-based compensation	(23,154)	(11.3)
Meals expenses	2,549	1.2
Other	2,083	1.0
Changes in unrecognized tax benefits	726	0.4
Other	(199)	(0.1)
Effective tax rate	$27,438	13.4%
(1) The state and local jurisdictions that contribute to the majority (greater than 50%) for this tax effect include Florida, Texas, Pennsylvania, New York state, Tennessee, Michigan, Illinois, Oregon, Georgia, California and Virginia.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the Company’s provision for (benefit from) income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to pretax income prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Income tax at federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.0	3.0
Rate differential on foreign operations	8.0	0.2
Foreign taxes	(1.0)	1.5
Prepaid tax ASC 810-10	0.1	0.2
Meals expenses	9.6	1.9
Stock-based compensation	2.3	(8.5)
Permanent differences	0.6	1.0
Foreign Derived Intangible Income	—	(1.3)
In-Process Research & Development	—	4.8
Change in valuation allowance	—	(32.0)
Research and Development tax credits	(12.1)	(5.9)
Other	2.4	(0.1)
Effective tax rate	32.9%	(14.2)%
Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$3,039	$3,089
Tax credits	28,871	26,560
Accruals and reserves	10,755	17,778
Capitalized research expenses	43,067	57,323
Stock-based compensation	11,358	9,447
UNICAP adjustments	13,537	12,749
ASC 842 lease liabilities	53,080	54,260
Foreign withholding tax	378	378
Other	939	1,657
Gross deferred tax assets	165,024	183,241
Valuation allowance	(28,800)	(26,563)
Total deferred tax assets	136,224	156,678
Deferred tax liabilities:
Depreciation and amortization	(8,757)	(6,446)
ASC 842 lease ROU assets	(48,252)	(49,994)
Other	(541)	(508)
Total deferred tax liabilities	(57,550)	(56,948)
Net deferred tax assets	$78,674	$99,730
As of December 31, 2025, the Company had $43.9 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income. The state NOL carryforwards have different carryover periods and will begin to expire as early as 2037. As of December 31, 2025, the Company had federal research and development tax credits of $3.3 million which are carried forward for 20 years and will expire beginning in 2044. The Company had California state research and development tax credits of $35.4 million that may be carried forward indefinitely.
The Company measured its current DTA balances against estimate of future income based on objectively verifiable operating results from recent history, and concluded that sufficient future taxable income will be generated to realize the

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

benefits of its federal DTAs. The Company continues to maintain a valuation allowance against its California tax credit DTAs until new evidence becomes available to justify realization of the asset.
The Company recorded a valuation allowance on deferred tax assets of $28.8 million and $26.6 million as of December 31, 2025 and 2024, respectively, primarily related to California tax credits. The $2.2 million increase in the valuation allowance in 2025 is primarily due to additional California tax credits generated in 2025. The valuation allowance would result in a reduction to the income tax provision in the consolidated statements of income if it is ultimately not necessary.
As of December 31, 2025, the Company does not maintain a valuation allowance against any of its foreign DTAs, because sufficient future taxable income will be generated by foreign subsidiaries to utilize the benefit of their DTAs in full at the required more-likely-than-not level of certainty.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the U.S. and therefore deferred taxes attributable to such earnings are not provided for in the Company’s financial statements as of December 31, 2025.
IRC Sections 382 and 383 limit the use of NOL and business credits if there is a change in ownership. In 2023, the Company determined there has been no ownership changes from 2013 to 2023. The Company does not anticipate being subject to any limitations on the utilization of its tax attributes.
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2023 to December 31, 2025, is as follows (in thousands):

	December 31,
	2025	2024	2023
Beginning Balance	$13,290	$12,561	$11,237
Gross increase for tax positions of current year	1,000	1,066	1,702
Gross increase for tax positions of prior years	79	1	15
Gross decrease for tax positions of prior years	(452)	(177)	(366)
Settlement with taxing authority	—	—	—
Lapse of statute of limitations	(169)	(161)	(27)
Ending Balance	$13,748	$13,290	$12,561
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, 2024 and 2023, the Company had accrued interest and penalties attributable to uncertain tax positions of $0.4 million, $0.1 million, and $0.2 million, respectively. Included in the $13.7 million balance of unrecognized tax benefits as of December 31, 2025 is $7.2 million of tax benefit that, if recognized, would affect the effective tax rate.
The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Due to NOL and tax credit carryovers, the tax years ending December 31, 2004 through December 31, 2025 remain subject to examination by federal and state tax authorities. In Germany, tax years ending December 31, 2022 through December 31, 2025 remain subject to examination by tax authorities.
The cash paid for income taxes, net of refunds received by the Company were as follows (in thousands):

Year Ended December 31,
2025
Federal	$8,600
State and local	3,638
Foreign:
Germany	1,330
All other foreign	1,782
Total income taxes paid, net of refunds received	$15,350
The cash paid for income taxes, net of refunds received during the years ended December 31, 2024 and 2023 was $20.7 million and $6.6 million, respectively.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Net Income per Share
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$177,687	$14,012	$90,954

Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	38,918,493	38,633,744	38,401,171
Potential dilutive stock-based options and awards, as calculated using treasury stock method	373,335	634,293	815,393
Diluted	39,291,828	39,268,037	39,216,564
Net income per share from:
Basic	$4.57	$0.36	$2.37
Diluted	$4.52	$0.36	$2.32
For the years ended December 31, 2025, 2024, and 2023, an immaterial amount of outstanding stock-based awards were excluded from the computation of diluted net income per share because their effect was anti-dilutive.
17. Interest and other income, net
The following table shows the components of interest and other income (expense), net for the years ending December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Interest income	$16,294	$13,690	$6,825
Interest expense	(1,311)	(1,418)	(1,739)
Other income (expense), net(1)	893	(682)	1,013
Interest and other income, net	$15,876	$11,590	$6,099

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
The accounting policies of the segment are the same as those described in Note “2. Summary of Significant Accounting Policies”. The Company’s CODM uses net income (loss) to measure segment profit or loss and assesses performance against expectations to make resource allocation decisions and uses total assets as reported on the consolidated balance sheets to measure segment assets. Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company’s operations and assess operating profitability. The Company operates as one operating and reportable

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

segment, and as such the significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations. These significant segment expense include cost of revenue, research and development, and sales, general and administrative expenses. Other segment items that are presented on the consolidated statements of operations include interest and other income (expense), net, provision for (benefit from) income taxes, and non-recurring items such as an impairment charge and acquired in-process research and development. The Company’s entity-wide disclosures, including the breakout of revenue between products are included in Note “19. Revenues”.
19. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers.
The Company’s revenues, disaggregated by geography, based on the destination to which the Company ships its products, for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$1,091,761	$902,067	$757,151
International	311,904	292,548	301,371
Total	$1,403,665	$1,194,615	$1,058,522
The Company’s revenues disaggregated by product category, for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Thrombectomy	$947,918	$815,475	$677,343
Embolization and Access	455,747	379,140	381,179
Total	$1,403,665	$1,194,615	$1,058,522
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of December 31, 2025, 2024 and 2023.
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

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the years ended December 31, 2025, 2024 and 2023, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets
The following information summarizes the Company’s contract assets (in thousands):

	December 31,
	2025	2024
Contract assets	$18,000	$18,000
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its partner in China, the Company agreed to license the technology for certain products to its partner in China to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China on substantially the same terms as the existing license arrangement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three months ended September 30, 2023, the Company entered into an additional licensing arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products. During the three months ended March 31, 2024, the Company entered into an additional licensing agreement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the year ended December 31, 2025, the Company did not enter into any additional distribution or technology licensing arrangement with its partner in China.
20. Subsequent Events
On January 14, 2026, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Boston Scientific Corporation, a Delaware corporation (“Parent”), and Pinehurst Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, which has been approved by the board of directors of each of the Company and Parent, the transaction values each share of the Company’s common stock at $374 per share, reflecting an enterprise value of approximately $14.5 billion, with the Company’s stockholders having the right to elect, for each share of the Company’s common stock held by them, to receive $374 in cash or 3.8721 shares of Parent’s common stock (valued at $374 based on the volume weighted average price of Parent’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Parent’s common stock.

Penumbra, Inc.
Notes to Consolidated Financial Statements (Continued)

In addition, at the Effective Time:
•each outstanding and unexercised Company stock option, whether vested or unvested, with an exercise price per Common Share that is less than the Merger Consideration, shall be automatically canceled and converted into the right to receive the Merger Consideration, less the exercise price of such Company stock option and any deduction and withholding under applicable tax laws;
•each Company RSU which is outstanding as of immediately prior to the Effective Time that (i) was granted prior to January 1, 2026, (ii) was granted in respect of a performance period ending prior to January 1, 2026 (other than under any sales incentive plan), (iii) is vested but not yet settled as of immediately prior to the Effective Time, (iv) by its terms becomes vested in all respects as a result of the closing of the Merger or (v) is held by a non-employee member of the board of directors of the Company or a specified officer of the Company (collectively, the “Accelerated RSUs”), shall to the extent not vested, automatically vest and be cancelled and converted into the right to receive the Merger Consideration, less any deduction and withholding under applicable tax laws; and
•each outstanding Company RSU (including any Company RSU not yet formally granted that relates to an outstanding award under a sales incentive plan) that is not an Accelerated RSU shall automatically be deemed outstanding immediately prior to the Effective Time and any applicable performance condition for any incomplete performance periods shall be reasonably assessed based on actual performance through the Effective Time, be assumed by Parent and converted into a restricted stock unit award denominated in shares of Parent common stock based on a specified conversion ratio.
The Merger Agreement contains customary representations and warranties by Parent, Merger Sub and the Company. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the Company between signing and closing. In addition, the Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $525.0 million. The Merger Agreement also provides that Parent will be required to pay the Company a termination fee in an amount equal to $900.0 million upon termination of the Merger Agreement under certain circumstances. The consummation of the Merger is expected to be completed in 2026, subject to approval by the Company’s shareholders, regulatory approvals, and other customary closing conditions.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended December 31, 2025, certain of our directors and officers adopted trading plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Trading Arrangements”). Each Rule 10b5-1 Trading Arrangement was entered into during an open trading window under our Securities Trading Policy. The following table presents the material terms of each Rule 10b5-1 Trading Arrangement adopted by our officers and directors during the three months ended December 31, 2025, other than terms with respect to the price at which the individual executing the Rule 10b5-1 Trading Arrangement is authorized to trade:

Name and Title of Officer or Director	Plan Action	Plan Action Date	Plan Duration	Total Securities to be Sold
Arani Bose, Director	Adoption	11/17/2025	3/2/2026 - 8/31/2026	30,000
Adam Elsesser, Chairman and Chief Executive Officer	Adoption	11/10/2025	3/25/2026 - 9/24/2026	90,000
Bridget O'Rourke, Director	Adoption	11/12/2025	3/2/2026 - 11/12/2026	500
Johanna Roberts, Executive Vice President, General Counsel and Secretary	Adoption	11/10/2025	3/9/2026 - 12/31/2026	9,000
Maggie Yuen, Chief Financial Officer	Adoption	11/24/2025	3/2/2026 - 11/30/2026	2,432
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Proposal No. 1: Election of Directors”, “Information Regarding the Board of Directors and Corporate Governance” and “Other Information Related to Penumbra, its Directors and Executive Officers”.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the information in the Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to the information in the Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the information in the Proxy Statement under the captions “Related Party Transactions” and “Independence of the Board of Directors”.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the information in the Proxy Statement under the caption “Proposal No. 2: Ratification of the Selection of the Independent Registered Public Accounting Firm for Penumbra”.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.Financial Statements: The financial statements included in “Index to Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Form 10-K.
2.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 14, 2026, by and among Penumbra, Inc., Boston Scientific Corporation and Pinehurst Merger Sub. Inc.	8-K	001-37557	2.1	January 15, 2026
3.1	Amended and Restated Certificate of Incorporation of Penumbra, Inc.	8-K	001-37557	3.1	May 30, 2025
3.2	Third Amended and Restated Bylaws of Penumbra, Inc.	8-K	001-37557	3.2	May 30, 2025
4.1	Specimen Common Stock Certificate	S-1/A	333-206412	4.1	September 8, 2015
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1Ψ	Lease for facilities at 1321 and 1351 Harbor Bay Parkway, Alameda, California, dated January 1, 2022	10-K	001-37557	10.1	February 23, 2023
10.2	Lease for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated December 17, 2015	10-K	001-37557	10.4	March 8, 2016
10.3	First Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated July 14, 2021	10-K	001-37557	10.7	February 22, 2022
10.4	Second Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated September 1, 2021	10-K	001-37557	10.8	February 22, 2022
10.5Ψ	Third Amendment to Lease Agreement for facilities at 1301, 1311, 1401 and 1431 Harbor Bay Parkway, Alameda, California, dated October 1, 2023	10-K	001-37557	10.5	February 22, 2024
10.6†	Amended and Restated 2014 Equity Incentive Plan, and forms of Restricted Stock Agreement, Stock Option Agreement and Early Exercise Stock Option Agreement	S-1	333-206412	10.19	August 14, 2015
10.12†	Amended and Restated 2014 Equity Incentive Plan - Form of Restricted Stock Unit Agreement	10-K	001-37557	10.13	February 26, 2019
10.13†	Amended and Restated 2014 Equity Incentive Plan - Form of Performance-Based Restricted Stock Unit Agreement	10-K	001-37557	10.14	February 26, 2019
10.14†	Amended and Restated 2014 Equity Incentive Plan – Form of Stock Option Agreement	10-K	001-37557	10.19	February 22, 2022
10.15†	Form of Indemnification Agreement by and between Penumbra, Inc. and each of its directors and executive officers	S-1	333-206412	10.9	August 14, 2015
10.16†	Offer Letter with Adam Elsesser	S-1	333-206412	10.10	August 14, 2015
10.17†	Offer Letter with Johanna Roberts	10-K	001-37557	10.19	February 26, 2020
10.18†	Offer Letter with Maggie Yuen	10-K	001-37557	10.22	February 26, 2020
10.19†Ψ	Equity Award Agreement Amendment by and between Penumbra, Inc. and Johanna Roberts, dated January 4, 2023	10-K	001-37557	10.19	February 22, 2024
10.20†Ψ	Equity Award Agreement Amendment by and between Penumbra, Inc. and Maggie Yuen, dated January 4, 2023	10-K	001-37557	10.20	February 22, 2024
10.21†Ψ	Equity Award Agreement Amendment by and between Penumbra, Inc. and Lambert Shiu, dated January 4, 2023	10-K	001-37557	10.21	February 22, 2024
10.22†	Form of Employee Nondisclosure and Assignment Agreement	S-1	333-206412	10.17	August 14, 2015

10.23†	Employee Stock Purchase Plan	S-1/A	333-206412	10.18	August 31, 2015
10.24	Amended and Restated Lease for facilities at 630 Roseville Parkway, Roseville, California, dated January 29, 2019 and amended on July 31, 2019	10-K	001-37557	10.25	February 26, 2020
10.25	Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated September 3, 2019	10-Q	001-37557	10.1	November 7, 2019
10.26Ψ	First Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated April 10, 2020	10-K	001-37557	10.30	February 22, 2022
10.27	Second Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated August 5, 2020	10-K	001-37557	10.31	February 22, 2022
10.28	Third Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated July 29, 2021	10-K	001-37557	10.32	February 22, 2022
10.29	Fourth Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated October 15, 2021	10-K	001-37557	10.33	February 22, 2022
10.30	Fifth Amendment to Lease for facilities at 1310 Harbor Bay Parkway, Alameda, California, dated April 1, 2022	10-K	001-37557	10.27	February 23, 2022
10.31Ψ	Lease for facilities at 1070 South 3800 West, Salt Lake City, Utah, dated April 26, 2019 and amended on April 4, 2022	10-K	001-37557	10.28	February 23, 2022
19.1	Statement of Policy Concerning Trading in Company Securities	10-K	001-37557	19.1	February 18, 2025
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
97.1	Compensation Recoupment Policy	10-K	001-37557	97.1	February 22, 2024

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)
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
Date: February 25, 2026
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

Signature	Title	Date

/s/ Adam Elsesser	Chairman and Chief Executive Officer	February 25, 2026
Adam Elsesser	(Principal Executive Officer)

/s/ Maggie Yuen	Chief Financial Officer	February 25, 2026
Maggie Yuen	(Principal Financial Officer)

/s/ Lambert Shiu	Chief Accounting Officer	February 25, 2026
Lambert Shiu	(Principal Accounting Officer)

/s/ Arani Bose	Director	February 25, 2026
Arani Bose

/s/ Harpreet Grewal	Director	February 25, 2026
Harpreet Grewal

/s/ Thomas C. Wilder	Director	February 25, 2026
Thomas C. Wilder

/s/ Bridget O’Rourke	Director	February 25, 2026
Bridget O’Rourke

/s/ Janet Leeds	Director	February 25, 2026
Janet Leeds

/s/ Surbhi Sarna	Director	February 25, 2026
Surbhi Sarna