Form 10-Q
period 2026-03-31
Penumbra Inc
filed 2026-05-06
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of April 22, 2026, the registrant had 39,331,425 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$241,289	$186,897
Marketable investments	374,371	357,919
Accounts receivable, net of allowance for credit losses of $2,340 and $2,350 at March 31, 2026 and December 31, 2025, respectively.	183,295	190,021
Inventories	438,539	431,549
Prepaid expenses and other current assets	37,912	50,298
Total current assets	1,275,406	1,216,684
Property and equipment, net	134,059	117,436
Operating lease right-of-use assets	170,273	173,587
Finance lease right-of-use assets	25,209	25,972
Intangible assets, net	5,946	6,186
Goodwill	166,589	166,750
Deferred taxes	79,972	79,188
Other non-current assets	40,984	40,716
Total assets	$1,898,438	$1,826,519
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,658	$34,736
Accrued liabilities	151,543	132,163
Current operating lease liabilities	14,144	13,841
Current finance lease liabilities	2,386	2,393
Total current liabilities	211,731	183,133
Non-current operating lease liabilities	179,424	182,751
Non-current finance lease liabilities	20,221	20,714
Other non-current liabilities	13,250	12,318
Total liabilities	424,626	398,916
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	1,201,423	1,185,525
Accumulated other comprehensive income	2,075	4,348
Retained earnings	270,275	237,691
Total stockholders’ equity	1,473,812	1,427,603
Total liabilities and stockholders’ equity	$1,898,438	$1,826,519

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$374,758	$324,140
Cost of revenue	121,347	108,257
Gross profit	253,411	215,883
Operating expenses:
Research and development	22,382	22,077
Sales, general and administrative	192,795	153,456
Total operating expenses	215,177	175,533
Income from operations	38,234	40,350
Interest and other income, net	3,454	3,508
Income before income taxes	41,688	43,858
Provision for income taxes	9,104	4,635
Net income	$32,584	$39,223

Net income per share:
Basic	$0.83	$1.02
Diluted	$0.82	$1.00
Weighted average shares outstanding:
Basic	39,275,424	38,562,191
Diluted	39,543,780	39,163,428

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$32,584	$39,223
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(1,204)	2,735
Net change in unrealized losses on available-for-sale securities, net of tax	(1,069)	(22)
Total other comprehensive (loss) income, net of tax	(2,273)	2,713
Comprehensive income	$30,311	$41,936

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	39,229,670	$39	$1,185,525	$4,348	$237,691	$1,427,603
Issuance of common stock	99,089	—	—	—	—	—
Shares held for tax withholdings	(3,793)	—	(1,290)	—	—	(1,290)
Stock-based compensation	—	—	17,188	—	—	17,188
Other comprehensive loss	—	—	—	(2,273)	—	(2,273)
Net income	—	—	—	—	32,584	32,584
Balance at March 31, 2026	39,324,966	$39	$1,201,423	$2,075	$270,275	$1,473,812

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	38,490,836	$38	$1,096,732	$(5,843)	$60,004	$1,150,931
Issuance of common stock	194,461	1	4,022			4,023
Shares held for tax withholdings	(1,647)		(445)			(445)
Stock-based compensation			16,437			16,437
Other comprehensive income	—	—	—	2,713	—	2,713
Net income	—	—	—	—	39,223	39,223
Balance at March 31, 2025	38,683,650	$39	$1,116,746	$(3,130)	$99,227	$1,212,882
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,584	$39,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,574	5,015
Stock-based compensation	14,645	13,785
Inventory write-downs	1,634	2,485
Deferred taxes	(727)	(1,998)
Other	(1,211)	452
Changes in operating assets and liabilities:
Accounts receivable	5,542	543
Inventories	(9,019)	(10,762)
Prepaid expenses and other current and non-current assets	13,040	(96)
Accounts payable	8,966	(251)
Accrued expenses and other non-current liabilities	16,943	574
Net cash provided by operating activities	86,971	48,970
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	(141,101)	(35)
Proceeds from maturities of marketable investments	125,139	13,000
Purchases of property and equipment	(13,671)	(13,467)
Other	(1,000)	—
Net cash used in investing activities	(30,633)	(502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	—	4,022
Payment of employee taxes related to vested stock	(1,290)	(445)
Payments of finance lease obligations	(617)	(613)
Other	—	(256)
Net cash (used in) provided by financing activities	(1,907)	2,708
Effect of foreign exchange rate changes on cash and cash equivalents	(39)	474
NET INCREASE IN CASH AND CASH EQUIVALENTS	54,392	51,650
CASH AND CASH EQUIVALENTS—Beginning of period	186,897	324,404
CASH AND CASH EQUIVALENTS—End of period	$241,289	$376,054
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$486	$838
Right-of-use assets obtained in exchange for finance lease obligations	$118	$7
Purchase of property and equipment funded through accounts payable and accrued liabilities	$11,779	$1,727
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,907	$5,564
Cash paid for income taxes	$439	$5,996
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
On January 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Boston Scientific Corporation, a Delaware corporation (“Parent”), and Pinehurst Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, which has been approved by the board of directors of each of the Company and Parent, the transaction values each share of the Company’s common stock at $374 per share, reflecting an enterprise value of approximately $14.5 billion, with the Company’s stockholders having the right to elect, for each share of the Company’s common stock held by them, to receive $374 in cash or 3.8721 shares of Parent’s common stock (valued at $374 based on the volume weighted average price of Parent’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Parent’s common stock.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, and the condensed consolidated statements of

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025, the changes in its comprehensive income (loss) and stockholders’ equity for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 25, 2026. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard enhances disclosures by requiring disaggregated disclosures of an entity’s income statement expense captions. Public business entities are required to disaggregate expense captions into specified categories within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard is required to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. The Company is evaluating the impact the new guidance will have on the disclosures within its consolidated financial statements and does not elect to early adopt as of March 31, 2026.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

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
The Company’s marketable and non-marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable and non-marketable investments as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
Commercial paper	$179,757	$1	$(49)	$—	$179,709
Certificate of Deposit	16,719	3	(5)	—	16,717
U.S. treasury	1,400	—	(1)	—	1,399
Corporate bonds	177,494	13	(961)	—	176,546
Total	375,370	17	(1,016)	—	374,371
Non-marketable investments:
Non-marketable debt securities	10,000	3,761	—	—	13,761
Total	10,000	3,761	—	—	13,761
Total	$385,370	$3,778	$(1,016)	$—	$388,132

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

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
As of March 31, 2026, the total amortized cost basis of the Company’s available-for-sale debt securities, excluding non-marketable debt securities, in an unrealized loss position exceeded its fair value by $1.0 million. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. As of March 31, 2026, the Company’s non-marketable available-for sale debt securities were not in an unrealized loss position. During the three months ended March 31, 2026, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$164,345	$(49)	$—	$—	$164,345	$(49)
Certificate of Deposit	6,268	(5)	—	—	6,268	(5)
U.S. treasury	1,400	(1)	—	—	1,400	(1)
Corporate bonds	170,651	(961)	—	—	170,651	(961)
Total	$342,664	$(1,016)	$—	$—	$342,664	$(1,016)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$37,855	$(2)	$—	$—	$37,855	$(2)
U.S. treasury	—	—	1,400	(1)	1,400	(1)
Corporate bonds	48,817	(60)	—	—	48,817	(60)
Total	$86,672	$(62)	$1,400	$(1)	$88,072	$(63)
The contractual maturities of the Company’s marketable investments as of March 31, 2026 (in thousands):

	March 31, 2026
Marketable investments:	Amortized Cost	Fair Value
Due in one year	$235,848	$235,718
Due in one to five years	139,522	138,653
Total	$375,370	$374,371
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
Non-marketable investments classified within Level 3 of the fair value hierarchy are valued based on unobservable inputs that are supported by little or no market activity. Current financial information of private companies may not be available and consequently the Company estimates the fair value using inputs that are based on the best available information at the measurement date. Key inputs may include the most recent financial information, financial projections, and financing transactions available for the investee and other quantitative and qualitative factors. Additionally, based on the timing, volume, and other characteristics of the available information, the Company may supplement this information by using one or more valuation techniques, including market and income approaches. There was no change in the fair value of the Company’s non-marketable debt securities as of March 31, 2026 from December 31, 2025.
The Company did not hold any Level 3 marketable investments as of March 31, 2026 or December 31, 2025. During the three months ended March 31, 2026 and 2025, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for marketable or non-marketable investments. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2026 or December 31, 2025.
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$68,433	$—	$68,433
Money market funds	75,797	—	—	75,797
Marketable investments:
Commercial paper	—	179,709	—	179,709
Certificate of deposit	—	16,717	—	16,717
U.S. treasury	1,399	—	—	1,399
Corporate bonds	—	176,546	—	176,546
Non-marketable investment:
Non-marketable investment	—	—	13,761	13,761
Total	$77,196	$441,405	$13,761	$532,362

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

	As of December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$96,681	$—	$—	$96,681
Marketable investments:
Commercial paper	—	178,612	—	178,612
Certificate of deposit	—	8,378	—	8,378
U.S. treasury	2,800	—	—	2,800
Corporate bonds	—	168,129	—	168,129
Non-marketable investment:
Non-marketable investment	—	—	13,761	13,761
Total	$99,481	$355,119	$13,761	$468,361

4. Balance Sheet Components
Inventories
The components of inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$110,240	$117,101
Work in process	48,143	46,275
Finished goods	280,156	268,173
Inventories	$438,539	$431,549
Accrued Liabilities
The components of accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Payroll and employee-related expenses	$79,618	$85,396
Accrued expenses	25,257	12,804
Other accrued liabilities	46,668	33,963
Total accrued liabilities	$151,543	$132,163
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the three months ended March 31, 2026 and twelve months ended December 31, 2025, respectively (in thousands):

	March 31, 2026	December 31, 2025
Balance at the beginning of the period	$2,474	$2,033
Accruals of warranties issued, net	705	2,553
Settlements of warranty claims	(573)	(2,112)
Balance at the end of the period	$2,606	$2,474

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

Acquisition of Property
During the year ended December 31, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse, totaling approximately 330,000 square feet, for the production of medical devices. The total capital project is expected to cost approximately $88 million. As of March 31, 2026, the Company had made payments totaling $42.4 million, of which $5.1 million was paid during the three months ended March 31, 2026. In accordance with ASC 360, the Company capitalized these payments within property and equipment, net, in the condensed consolidated balance sheets, as they represent costs directly attributable to acquiring the assets and preparing them for their intended use, including the cost of land, construction work performed, and capitalizable advance payments.
5. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

As of March 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$6,858	$(4,000)	$2,858
Trade secrets and processes	5,256	(2,168)	3,088
Total intangible assets	$12,114	$(6,168)	$5,946

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$6,999	$(3,966)	$3,033
Trade secrets and processes	5,256	(2,103)	3,153
Total intangible assets	$12,255	$(6,069)	$6,186
The gross carrying amount and accumulated amortization of the customer relationships are the only intangible assets subject to foreign currency translation effects. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement in 2018.
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$66	$66
Sales, general and administrative	116	104
Total	$182	$170

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

6. Goodwill
The following table presents the changes in goodwill during the three months ended March 31, 2026 (in thousands):

Total Company
Balance as of December 31, 2025	$166,750
Foreign currency translation	(161)
Balance as of March 31, 2026	$166,589
Goodwill Impairment Review
The Company reviews goodwill for impairment annually as of October 31, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company operates as one segment, which is the sole reporting unit of the Company, and therefore goodwill is tested for impairment at the consolidated level. Accordingly, when assessing whether an impairment test is required more frequently than on its annual testing date, the Company considers whether events or circumstances have taken place that indicate it is more likely than not that the Company’s enterprise fair value is less than the carrying amount of its one reporting unit, including goodwill. The Company determined there were no impairment indicators as of or during the three months ended March 31, 2026.
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
Other Matters
On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to initiate the refund of tariffs imposed under the IEEPA to all importers, including those that did not participate in the litigation. The Company will continue to monitor these developments and assess their potential impact on its business, financial condition, and results of operations.
8. Stockholders’ Equity
Stock-based Compensation
Stock-based compensation expense is associated with restricted stock units (“RSUs”), RSUs with performance conditions (“PSUs”), stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”).
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$941	$777
Research and development	2,745	2,166
Sales, general and administrative	10,959	10,842
Total	$14,645	$13,785
As of March 31, 2026, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $86.9 million, which is expected to be recognized over a weighted average period of 3.3 years.
As of March 31, 2026, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $23.9 million, which is expected to be recognized over a weighted average period of 2.5 years.
The total stock-based compensation cost capitalized in inventory was $1.6 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively.
9. Accumulated Other Comprehensive Income
Other comprehensive (loss) income consists of two components: unrealized gains or losses on the Company’s available-for-sale marketable investments, non-marketable investments, and gains or losses from foreign currency translation adjustments. Until realized and reported as a component of consolidated net income, these comprehensive income items accumulate and are included within accumulated other comprehensive income. Unrealized gains and losses on our marketable and non-marketable investments are reclassified from accumulated other comprehensive income into earnings when realized upon sale, and are determined based on specific identification of securities sold. Gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies are included in accumulated other comprehensive income.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(608)	$3,761	$1,195	$4,348	$(701)	$2,850	$(7,992)	$(5,843)
Other comprehensive (loss) income before reclassifications:
Unrealized losses — investments	(1,120)	—	—	(1,120)	(29)	—	—	(29)
Foreign currency translation (losses) gains	—	—	(1,204)	(1,204)	—	—	2,735	2,735
Income tax effect — benefit	51	—	—	51	7	—	—	7
Net of tax	(1,069)	—	(1,204)	(2,273)	(22)	—	2,735	2,713
Net current-year other comprehensive (loss) income	(1,069)	—	(1,204)	(2,273)	(22)	—	2,735	2,713
Balance, end of the period	$(1,677)	$3,761	$(9)	$2,075	$(723)	$2,850	$(5,257)	$(3,130)
During the three months ended March 31, 2026 and 2025, no amounts were reclassified from accumulated other comprehensive income (loss) to net income.
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
The Company’s income tax expense was $9.1 million or 21.8% of income before taxes for the three months ended March 31, 2026, compared to $4.6 million or 10.6% of income before taxes for the three months ended March 31, 2025. The change in effective tax rate was primarily due to a decrease in excess tax benefits from stock-based compensation attributable to the U.S jurisdiction in the current period.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which extends and modifies various domestic and international business tax framework originally enacted under the Tax Cuts and Jobs Act. The legislation includes multiple effective dates, with certain provisions taking effect in 2025 and others through 2027. The Company included the impact of the OBBBA to the consolidated financial statements and will continue to evaluate any changes needed when additional guidance becomes available.
The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of March 31, 2026, the Company maintains a valuation allowance primarily against its California R&D tax credit DTAs for which the Company does not believe a tax benefit is more likely than not to be realized.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of March 31, 2026.
11. Net Income per Share
The Company computed basic net income per share based on the weighted average number of shares of common stock

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$32,584	$39,223
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	39,275,424	38,562,191
Potential dilutive stock-based options and awards	268,356	601,237
Diluted	39,543,780	39,163,428
Net income per share:
Basic	$0.83	$1.02
Diluted	$0.82	$1.00
For the three months ended March 31, 2026 and 2025, an immaterial amount of outstanding stock-based awards were excluded from the computation of diluted net income per share because their effect was anti-dilutive.
12. Interest and other income, net
The following table shows the components of interest and other income, net for the three months ended March 31, 2026 and 2025 and (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$4,871	$3,385
Interest expense	(317)	(322)
Other (expense) income, net(1)	(1,100)	445
Interest and other income, net	$3,454	$3,508

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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

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
The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$296,387	$256,860
International	78,371	67,280
Total	$374,758	$324,140
The Company’s revenues disaggregated by product category for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Thrombectomy	$253,917	$226,544
Embolization and Access	120,841	97,596
Total	$374,758	$324,140
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of March 31, 2026 and 2025.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three months ended March 31, 2026 and 2025, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets
The following information summarizes the Company’s contract assets (in thousands):

	March 31, 2026	December 31, 2025
Contract assets	$18,000	$18,000
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its partner in China, the Company agreed to license the technology for certain products to its partner in China to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China on substantially the same terms as the existing license arrangement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three months ended September 30, 2023, the Company entered into an additional licensing arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products. During the three months ended March 31, 2024, the Company entered into an additional licensing agreement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three months ended March 31, 2026 and 2025, the Company did not enter into any additional distribution or technology licensing arrangements with its partner in China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
To address the challenging and significant clinical needs of our key markets, we have developed products that fall into the following broad product families:
Our thrombectomy products fall into two broad product families:
•Peripheral thrombectomy - INDIGO System, including Lightning, Flash, Bolt and CAT RX, designed for continuous or modulated aspiration, computer assisted vacuum thrombectomy, including aspiration catheters, microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, separators, aspiration pump and accessories, including delivery catheters used in peripheral thrombectomy procedures
•Neuro thrombectomy - Penumbra System, including Penumbra RED, SENDit, JET, ACE, BMX, and MAX catheters and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories

Our embolization and access products fall into four broad product families:
•Peripheral embolization - Ruby, Ruby LP and Ruby XL Embolization Platforms, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400, PAC400, SwiftPAC Coil and SwiftSET
•Access - delivery catheters, consisting of Neuron, Neuron MAX, BENCHMARK, BMX, DDC, PX SLIM, MIDWAY, and Access25
•Neurosurgical - Artemis Neuro Evacuation Device
By pioneering these innovations, we support healthcare providers, hospitals and clinics in more than 100 countries, working to improve patient outcomes and quality of life. In the three months ended March 31, 2026 and 2025, 20.9% and 20.8% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $374.8 million and $324.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $50.6 million. We generated income from operations of $38.2 million and $40.4 million for the three months ended March 31, 2026 and 2025, respectively.
On January 14, 2026, we entered into the Merger Agreement with Boston Scientific Corporation and Merger Sub, pursuant to which Boston Scientific Corporation has agreed to acquire us in the Merger at an enterprise value of approximately $14.5 billion. Under the terms of the Merger Agreement, which has been approved by the board of directors of each of the Company and Boston Scientific Corporation, the transaction values each share of our common stock at $374 per share, with our stockholders having the right to elect, for each share of our common stock held by them, to receive $374 in cash or 3.8721 shares of Boston Scientific Corporation’s common stock (valued at $374 based on the volume weighted average price of Boston Scientific Corporation’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Boston Scientific’s common stock. The Merger is expected to close by the end of 2026, subject to customary closing conditions, including approval by our stockholders and regulatory approvals. Refer to Note “1. Organization and Description of Business” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2026		2025
	(in thousands, except for percentages)
Revenue	$374,758	100.0%	$324,140	100.0%
Cost of revenue	121,347	32.4	108,257	33.4
Gross profit	253,411	67.6	215,883	66.6
Operating expenses:
Research and development	22,382	6.0	22,077	6.8
Sales, general and administrative	192,795	51.4	153,456	47.3
Total operating expenses	215,177	57.4	175,533	54.2
Income from operations	38,234	10.2	40,350	12.4
Interest and other income, net	3,454	0.9	3,508	1.1
Income before income taxes	41,688	11.1	43,858	13.5
Provision for income taxes	9,104	2.4	4,635	1.4
Net income	$32,584	8.7%	$39,223	12.1%

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Thrombectomy	$253,917	$226,544	$27,373	12.1%
Embolization and Access	120,841	97,596	23,245	23.8%
Total	$374,758	$324,140	$50,618	15.6%
Revenue increased $50.6 million, or 15.6%, to $374.8 million in the three months ended March 31, 2026, from $324.1 million in the three months ended March 31, 2025. Overall revenue growth was primarily due to an increase in sales of our existing thrombectomy products and new and existing embolization and access products.
Revenue from our global thrombectomy products increased $27.4 million, or 12.1%, to $253.9 million in the three months ended March 31, 2026, from $226.5 million in the three months ended March 31, 2025. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of further market penetration of our existing products. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $23.2 million, or 23.8%, to $120.8 million in the three months ended March 31, 2026, from $97.6 million in the three months ended March 31, 2025. The increase in our global embolization and access products was primarily attributable to higher sales volume in the United States as a result of further market penetration of our new and existing products. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,				Change
	2026		2025		$	%
	(in thousands, except for percentages)
United States	$296,387	79.1%	$256,860	79.2%	$39,527	15.4%
International	78,371	20.9%	67,280	20.8%	11,091	16.5%
Total	$374,758	100.0%	$324,140	100.0%	$50,618	15.6%
Revenue from sales in international markets increased $11.1 million, or 16.5%, to $78.4 million in the three months ended March 31, 2026, from $67.3 million in the three months ended March 31, 2025. Revenue from international sales represented 20.9% and 20.8% of our total revenue for the three months ended March 31, 2026 and 2025, respectively.
Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of revenue	$121,347	$108,257	$13,090	12.1%
Gross profit	$253,411	$215,883	$37,528	17.4%
Gross margin %	67.6%	66.6%
Gross margin increased by 1.0 percentage points to 67.6% in the three months ended March 31, 2026, from 66.6% in the three months ended March 31, 2025, primarily driven by favorable product mix across our regions. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
R&D	$22,382	$22,077	$305	1.4%
R&D as a percentage of revenue	6.0%	6.8%
R&D expenses increased by $0.3 million, or 1.4%, to $22.4 million in the three months ended March 31, 2026, from $22.1 million in the three months ended March 31, 2025. The increase was primarily due to a $1.6 million increase in personnel-related expenses, partially offset by a $1.3 million decrease in other research and development activities primarily related to product development due to the timing of planned investments.
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
Sales, General and Administrative (“SG&A”)

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
SG&A	$192,795	$153,456	$39,339	25.6%
SG&A as a percentage of revenue	51.4%	47.3%
SG&A expenses increased by $39.3 million, or 25.6%, to $192.8 million in the three months ended March 31, 2026, from $153.5 million in the three months ended March 31, 2025. The increase was primarily due to a $17.2 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $9.4 million increase in acquisition-related expenses primarily attributable to professional services associated with the pending acquisition of our Company by Boston Scientific Corporation, and a $3.1 million increase in costs related to marketing events.

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
Provision for income taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Provision for income taxes	$9,104	$4,635	$4,469	96.4%
Effective tax rate	21.8%	10.6%
Our income tax expense was $9.1 million or 21.8% of income before taxes for the three months ended March 31, 2026, compared to $4.6 million or 10.6% of income before taxes for the three months ended March 31, 2025. The change in effective tax rate was primarily due to a decrease in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction in the current period.
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
Liquidity and Capital Resources
As of March 31, 2026, we had $1,063.7 million in working capital, which included $241.3 million in cash and cash equivalents and $374.4 million in marketable investments. As of March 31, 2026, we held approximately 10.8% of our cash and cash equivalents in foreign entities.
We believe our current sources of liquidity will be sufficient to meet our liquidity requirements for at least the next 12 months. Our principal liquidity requirements are to fund our operations, expand manufacturing operations which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers, fund research and development activities and fund our capital expenditures. We may also lease or purchase additional facilities to facilitate our growth. For example, during the year ended December 31, 2025, we entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. See Note “4. Balance Sheet Components” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. We expect to continue to make investments as we launch new products, expand our manufacturing operations and information technology infrastructures and further expand into international markets. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may not be available on favorable terms, could result in dilution to our stockholders, and could require us to agree to covenants that limit our operating flexibility.
Share Repurchase Program
On August 5, 2024, the Company’s Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization originally expired on July 31, 2025. Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. During the three months ended September 30, 2025 and December 31, 2025, the Company’s Board of Directors extended the repurchase authorization for the remaining $100.0 million to December 31, 2025 and December 31, 2026, respectively. As of March 31, 2026, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization.

The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$241,289	$186,897
Marketable investments	374,371	357,919
Accounts receivable, net	183,295	190,021
Accounts payable	43,658	34,736
Accrued liabilities	151,543	132,163
Working capital(1)	1,063,675	1,033,551

(1)Working capital consists of total current assets less total current liabilities.
The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash and cash equivalents at beginning of period	$186,897	$324,404
Net cash provided by operating activities	86,971	48,970
Net cash used in investing activities	(30,633)	(502)
Net cash (used in) provided by financing activities	(1,907)	2,708
Effect of foreign exchange rate changes on cash and cash equivalents	(39)	474
Cash and cash equivalents at end of period	241,289	376,054
Net Cash Provided By Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-offs and write-downs, changes in deferred tax balances, and the effect of changes in working capital and other activities).
Net cash provided by operating activities was $87.0 million during the three months ended March 31, 2026 and consisted of consolidated net income of $32.6 million, non-cash items of $18.9 million, and net changes in operating assets and liabilities of $35.5 million. The change in operating assets and liabilities primarily relates to an increase in accrued expenses and other non-current liabilities of $16.9 million, a decrease in prepaid expenses and other current and non-current assets of $13.0 million, an increase in accounts payable of $9.0 million, and a decrease in accounts receivables of $5.5 million. This was partially offset by an increase in inventories of $9.0 million to support our growth.
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
Net Cash Used In Investing Activities
Net cash used in investing activities relates primarily to purchases of marketable investments, partially offset by proceeds from maturities of marketable investments, and capital expenditures.
Net cash used in investing activities was $30.6 million during the three months ended March 31, 2026 and primarily consisted of purchases of marketable investments, net of proceeds from maturities, of $16.0 million and capital expenditures of $13.7 million including investments related to the construction of our Costa Rica manufacturing facility.

Net cash used in investing activities was $0.5 million during the three months ended March 31, 2025 and primarily consisted of capital expenditures of $13.5 million, partially offset by $13.0 million in proceeds from maturities of marketable investments.
Net Cash (Used In) Provided By Financing Activities
Net cash (used in) provided by financing activities primarily relates to payments of employee taxes related to vested restricted stock units and payments towards the reduction of our finance lease obligations, offset by proceeds from exercises of stock options.
Net cash used in financing activities was $1.9 million during the three months ended March 31, 2026 and primarily consisted of $1.3 million in payments of employee taxes related to vested restricted stock units and $0.6 million in payments towards finance leases.
Net cash provided by financing activities was $2.7 million during the three months ended March 31, 2025 and primarily consisted of $4.0 million in proceeds from exercises of stock options, partially offset by $0.6 million in payments towards finance leases and $0.4 million of payments of employee taxes related to vested restricted stock units.
Contractual Obligations and Commitments
During the three months ended March 31, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. During the three months ended March 31, 2026, the estimated cost of the project increased by approximately $28 million, primarily attributable to scope and budget refinements associated with evolving design requirements. Refer to Note “4. Balance Sheet Components” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
During three months ended March 31, 2026, the Company entered into an Agreement and Plan of Merger among the Company, Boston Scientific Corporation, a Delaware corporation (“Parent”), and Pinehurst Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Refer to Note “1. Organization and Description of Business” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
There have been no other material changes to our contractual obligations and commitments as of March 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Risk. We had cash and cash equivalents of $241.3 million as of March 31, 2026, which consisted of funds held primarily in money market funds, commercial paper, and general checking and savings accounts. In addition, we had marketable investments of $374.4 million, which consisted primarily of commercial paper, corporate bonds, certificate of deposits, and U.S. treasury securities. Our investments are focused on the preservation of capital and principal, supporting our liquidity needs, and longer-term planning to ensure a competitive rate of return. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the three months ended March 31, 2026 was primarily impacted by favorable product mix across our regions, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2026 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS.
There have been no material changes to our risk factors reported in, or new risk factors identified since the filing of, our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 25, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended March 31, 2026, certain of our directors and officers terminated trading plans, each of which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Trading Arrangements”). The following table presents the material terms of each Rule 10b5-1 Trading Arrangement terminated by our officers and directors during the three months ended March 31, 2026, other than terms with respect to the price at which the individual executing the Rule 10b5-1 Trading Arrangement was authorized to trade:

Name and Title of Officer or Director	Plan Action	Plan Action Date	Plan Duration	Total Securities to be Sold
Arani Bose, Director	Termination(1)	2/6/2026	3/2/2026 - 8/31/2026	30,000
Adam Elsesser, Chairman and Chief Executive Officer	Termination(2)	1/22/2026	3/25/2026 - 9/24/2026	90,000
Bridget O'Rourke, Director	Termination(3)	1/23/2026	3/2/2026 - 11/12/2026	500
Johanna Roberts, Executive Vice President, General Counsel and Secretary	Termination(4)	1/22/2026	3/9/2026 - 12/31/2026	9,000

(1)As of the termination date of his Rule 10b5-1 Trading Arrangement, Dr. Bose had not sold any shares of common stock under the terms thereof.
(2)As of the termination date of his Rule 10b5-1 Trading Arrangement, Mr. Elsesser had not sold any shares of common stock under the terms thereof.
(3)As of the termination date of her Rule 10b5-1 Trading Arrangement, Ms. O’Rourke had not sold any shares of common stock under the terms thereof.
(4)As of the termination date of her Rule 10b5-1 Trading Arrangement, Ms. Roberts had not sold any shares of common stock under the terms thereof.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: May 6, 2026
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)