Form 10-Q
period 2026-06-30
Penumbra Inc
filed 2026-07-30
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of July 14, 2026, the registrant had 39,389,422 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$205,271	$186,897
Marketable investments	453,524	357,919
Accounts receivable, net of allowance for credit losses of $2,336 and $2,350 at June 30, 2026 and December 31, 2025, respectively.	190,407	190,021
Inventories	442,650	431,549
Prepaid expenses and other current assets	52,270	50,298
Total current assets	1,344,122	1,216,684
Property and equipment, net	146,718	117,436
Operating lease right-of-use assets	167,194	173,587
Finance lease right-of-use assets	24,357	25,972
Intangible assets, net	5,742	6,186
Goodwill	166,523	166,750
Deferred taxes	79,376	79,188
Other non-current assets	40,691	40,716
Total assets	$1,974,723	$1,826,519
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,728	$34,736
Accrued liabilities	172,270	132,163
Current operating lease liabilities	14,398	13,841
Current finance lease liabilities	2,380	2,393
Total current liabilities	233,776	183,133
Non-current operating lease liabilities	176,304	182,751
Non-current finance lease liabilities	19,628	20,714
Other non-current liabilities	14,249	12,318
Total liabilities	443,957	398,916
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	1,224,278	1,185,525
Accumulated other comprehensive income	1,363	4,348
Retained earnings	305,086	237,691
Total stockholders’ equity	1,530,766	1,427,603
Total liabilities and stockholders’ equity	$1,974,723	$1,826,519

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$390,046	$339,455	$764,804	$663,595
Cost of revenue	125,102	115,445	246,449	223,702
Gross profit	264,944	224,010	518,355	439,893
Operating expenses:
Research and development	25,396	23,218	47,778	45,295
Sales, general and administrative	198,509	159,964	391,304	313,420
Total operating expenses	223,905	183,182	439,082	358,715
Income from operations	41,039	40,828	79,273	81,178
Interest and other income, net	5,148	4,482	8,602	7,990
Income before income taxes	46,187	45,310	87,875	89,168
Provision for income taxes	11,376	40	20,480	4,675
Net income	$34,811	$45,270	$67,395	$84,493

Net income per share:
Basic	$0.88	$1.17	$1.71	$2.18
Diluted	$0.88	$1.15	$1.70	$2.15
Weighted average shares outstanding:
Basic	39,353,965	38,834,917	39,314,912	38,699,307
Diluted	39,572,059	39,245,953	39,572,347	39,214,027

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$34,811	$45,270	$67,395	$84,493
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(517)	6,284	(1,721)	9,019
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(195)	1	(1,264)	(21)
Total other comprehensive (loss) income, net of tax	(712)	6,285	(2,985)	8,998
Comprehensive income	$34,099	$51,555	$64,410	$93,491

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	39,229,670	$39	$1,185,525	$4,348	$237,691	$1,427,603
Issuance of common stock	99,089	—	—	—	—	—
Shares held for tax withholdings	(3,793)	—	(1,290)	—	—	(1,290)
Stock-based compensation	—	—	17,188	—	—	17,188
Other comprehensive loss	—	—	—	(2,273)	—	(2,273)
Net income	—	—	—	—	32,584	32,584
Balance at March 31, 2026	39,324,966	$39	$1,201,423	$2,075	$270,275	$1,473,812
Issuance of common stock	23,873	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	40,678	—	9,674	—	—	9,674
Shares held for tax withholdings	(95)	—	(31)	—	—	(31)
Stock-based compensation	—	—	13,212	—	—	13,212
Other comprehensive loss	—	—	—	(712)	—	(712)
Net income	—	—	—	—	34,811	34,811
Balance at June 30, 2026	39,389,422	$39	$1,224,278	$1,363	$305,086	$1,530,766

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	38,490,836	$38	$1,096,732	$(5,843)	$60,004	$1,150,931
Issuance of common stock	194,461	1	4,022	—	—	4,023
Shares held for tax withholdings	(1,647)	—	(445)	—	—	(445)
Stock-based compensation	—	—	16,437	—	—	16,437
Other comprehensive income	—	—	—	2,713	—	2,713
Net income	—	—	—	—	39,223	39,223
Balance at March 31, 2025	38,683,650	$39	$1,116,746	$(3,130)	$99,227	$1,212,882
Issuance of common stock	244,129	—	6,704	—	—	6,704
Issuance of common stock under employee stock purchase plan	43,604	—	8,866	—	—	8,866
Shares held for tax withholdings	(230)	—	(62)	—	—	(62)
Stock-based compensation	—	—	14,006	—	—	14,006
Other comprehensive income	—	—	—	6,285	—	6,285
Net income	—	—	—	—	45,270	45,270
Balance at June 30, 2025	38,971,153	$39	$1,146,260	$3,155	$144,497	$1,293,951

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,395	$84,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,189	10,522
Stock-based compensation	28,304	28,019
Inventory write-downs	2,486	3,260
Deferred taxes	(69)	(8,747)
Other	(2,453)	643
Changes in operating assets and liabilities:
Accounts receivable	(2,496)	(4,239)
Inventories	(14,344)	(22,133)
Prepaid expenses and other current and non-current assets	(1,067)	86
Accounts payable	10,353	(3,500)
Accrued expenses and other non-current liabilities	34,757	5,512
Net cash provided by operating activities	133,055	93,916
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	(357,296)	(36)
Proceeds from sales of marketable investments	10,174	—
Proceeds from maturities of marketable investments	253,611	13,000
Purchases of property and equipment	(27,213)	(29,046)
Other	(1,000)	—
Net cash used in investing activities	(121,724)	(16,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	—	10,726
Proceeds from issuance of stock under employee stock purchase plan	9,674	8,866
Payment of employee taxes related to vested stock	(1,321)	(507)
Payments of finance lease obligations	(1,235)	(1,304)
Other	—	(256)
Net cash provided by financing activities	7,118	17,525
Effect of foreign exchange rate changes on cash and cash equivalents	(75)	2,005
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,374	97,364
CASH AND CASH EQUIVALENTS—Beginning of period	186,897	324,404
CASH AND CASH EQUIVALENTS—End of period	$205,271	$421,768
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$1,305	$2,814
Right-of-use assets obtained in exchange for finance lease obligations	$137	$1,390
Purchase of property and equipment funded through accounts payable and accrued liabilities	$15,515	$1,618
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$11,844	$11,131
Cash paid for income taxes	$8,739	$13,079
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
The Merger Agreement contains customary representations and warranties by Parent, Merger Sub and the Company. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the Company between signing and closing. In addition, the Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $525.0 million. The Merger Agreement also provides that Parent will be required to pay the Company a termination fee in an amount equal to $900.0 million upon termination of the Merger Agreement under certain circumstances. The consummation of the Merger is expected to be completed in 2026, subject to regulatory approvals and other customary closing conditions.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, and the condensed consolidated statements of

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025, the changes in its comprehensive income (loss) and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 25, 2026. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity accounts; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to marketable investments, non-marketable investments, allowances for credit losses, the amount of variable consideration included in the transaction price, warranty reserve, valuation of inventories, useful lives of property and equipment, intangibles, operating and finance lease right-of-use (“ROU”) assets and liabilities, income taxes, the fair value of long-lived assets tested for impairment, potential liabilities related to pending claims and litigation, and other contingencies, including the probability of achieving performance targets associated with equity awards with performance conditions, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other data. Actual results could differ from those estimates.
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
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard enhances disclosures by requiring disaggregated disclosures of an entity’s income statement expense captions. Public business entities are required to disaggregate expense captions into specified categories within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard is required to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. The Company is evaluating the impact the new guidance will have on the disclosures within its consolidated financial statements and has not elected to early adopt as of June 30, 2026.

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
The Company’s marketable and non-marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable and non-marketable investments as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
Commercial paper	$252,488	$3	$(39)	$—	$252,452
Certificate of deposit	21,599	1	(3)	—	21,597
U.S. treasury	3,002	—	(25)	—	2,977
Corporate bonds	177,693	—	(1,195)	—	176,498
Total	454,782	4	(1,262)	—	453,524
Non-marketable investments:
Non-marketable debt securities	10,000	3,761	—	—	13,761
Total	10,000	3,761	—	—	13,761
Total	$464,782	$3,765	$(1,262)	$—	$467,285

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
As of June 30, 2026, the total amortized cost basis of the Company’s available-for-sale debt securities, excluding non-marketable debt securities, in an unrealized loss position exceeded its fair value by $1.3 million. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. As of June 30, 2026, the Company’s non-marketable available-for sale debt securities were not in an unrealized loss position. During the three and six months ended June 30, 2026, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$214,204	$(39)	$—	$—	$214,204	$(39)
Certificate of deposit	14,147	(3)	—	—	14,147	(3)
U.S. treasury	2,977	(25)	—	—	2,977	(25)
Corporate bonds	174,933	(1,195)	—	—	174,933	(1,195)
Total	$406,261	$(1,262)	$—	$—	$406,261	$(1,262)

	December 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$37,855	$(2)	$—	$—	$37,855	$(2)
U.S. treasury	—	—	1,400	(1)	1,400	(1)
Corporate bonds	48,817	(60)	—	—	48,817	(60)
Total	$86,672	$(62)	$1,400	$(1)	$88,072	$(63)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

The contractual maturities of the Company’s marketable investments as of June 30, 2026 (in thousands):

	June 30, 2026
Marketable investments:	Amortized Cost	Fair Value
Due in one year	$313,314	$313,199
Due in one to five years	141,468	140,325
Total	$454,782	$453,524
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

Non-marketable investments classified within Level 3 of the fair value hierarchy are valued based on unobservable inputs that are supported by little or no market activity. Current financial information of private companies may not be available and consequently the Company estimates the fair value using inputs that are based on the best available information at the measurement date. Key inputs may include the most recent financial information, financial projections, and financing transactions available for the investee and other quantitative and qualitative factors. Additionally, based on the timing, volume, and other characteristics of the available information, the Company may supplement this information by using one or more valuation techniques, including market and income approaches. There was no change in the fair value of the Company’s non-marketable debt securities as of June 30, 2026 from December 31, 2025.
The Company did not hold any Level 3 marketable investments as of June 30, 2026 or December 31, 2025. During the six months ended June 30, 2026 and 2025, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for marketable or non-marketable investments. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2026 or December 31, 2025.
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$61,370	$—	$61,370
Certificate of deposit	—	6,243	—	6,243
Money market funds	56,311	—	—	56,311
Marketable investments:
Commercial paper	—	252,452	—	252,452
Certificate of deposit	—	21,597	—	21,597
U.S. treasury	2,977	—	—	2,977
Corporate bonds	—	176,498	—	176,498
Non-marketable investment:
Non-marketable investment	—	—	13,761	13,761
Total	$59,288	$518,160	$13,761	$591,209

	As of December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$96,681	$—	$—	$96,681
Marketable investments:
Commercial paper	—	178,612	—	178,612
Certificate of deposit	—	8,378	—	8,378
U.S. treasury	2,800	—	—	2,800
Corporate bonds	—	168,129	—	168,129
Non-marketable investment:
Non-marketable investment	—	—	13,761	13,761
Total	$99,481	$355,119	$13,761	$468,361

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

4. Balance Sheet Components
Inventories
The components of inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$113,689	$117,101
Work in process	40,337	46,275
Finished goods	288,624	268,173
Inventories	$442,650	$431,549
Accrued Liabilities
The components of accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Payroll and employee-related expenses	$84,546	$85,396
Accrued expenses	35,626	12,804
Leasehold improvement expenditures	15,009	4,485
Other accrued liabilities	37,089	29,478
Total accrued liabilities	$172,270	$132,163
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the six months ended June 30, 2026 and twelve months ended December 31, 2025, respectively (in thousands):

	June 30, 2026	December 31, 2025
Balance at the beginning of the period	$2,474	$2,033
Accruals of warranties issued, net	1,383	2,553
Settlements of warranty claims	(1,179)	(2,112)
Balance at the end of the period	$2,678	$2,474
Acquisition of Property
During the year ended December 31, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse, totaling approximately 330,000 square feet, for the production of medical devices. The total capital project is expected to cost approximately $88 million. As of June 30, 2026, the Company had made payments totaling $50.6 million, of which $13.3 million was paid during the six months ended June 30, 2026. In accordance with ASC 360, the Company capitalized these payments within property and equipment, net, in the condensed consolidated balance sheets, as they represent costs directly attributable to acquiring the assets and preparing them for their intended use, including the cost of land, construction work performed, and capitalizable advance payments.
5. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

As of June 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$6,800	$(4,080)	$2,720
Trade secrets and processes	5,256	(2,234)	3,022
Total intangible assets	$12,056	$(6,314)	$5,742

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$6,999	$(3,966)	$3,033
Trade secrets and processes	5,256	(2,103)	3,153
Total intangible assets	$12,255	$(6,069)	$6,186
The gross carrying amount and accumulated amortization of the customer relationships are the only intangible assets subject to foreign currency translation effects. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement in 2018.
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$65	$66	$131	$131
Sales, general and administrative	116	112	232	218
Total	$181	$178	$363	$349
6. Goodwill
The following table presents the changes in goodwill during the six months ended June 30, 2026 (in thousands):

Total Company
Balance as of December 31, 2025	$166,750
Foreign currency translation	(227)
Balance as of June 30, 2026	$166,523
Goodwill Impairment Review
The Company reviews goodwill for impairment annually as of October 31, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company operates as one segment, which is the sole reporting unit of the Company, and therefore goodwill is tested for impairment at the consolidated level. Accordingly, when assessing whether an impairment test is required more frequently than on its annual testing date, the Company considers whether events or circumstances have taken place that indicate it is more likely than not that the Company’s enterprise fair value is less than the carrying amount of its one reporting unit, including goodwill. The Company determined there were no impairment indicators as of or during the six months ended June 30, 2026.
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
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$910	$887	$1,851	$1,664
Research and development	2,679	2,375	5,424	4,541
Sales, general and administrative	10,070	10,972	21,029	21,814
Total	$13,659	$14,234	$28,304	$28,019
As of June 30, 2026, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $83.2 million, which is expected to be recognized over a weighted average period of 3.2 years.
As of June 30, 2026, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $20.2 million, which is expected to be recognized over a weighted average period of 2.3 years.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

The total stock-based compensation cost capitalized in inventory was $1.5 million and $1.6 million as of June 30, 2026 and December 31, 2025, respectively.
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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(1,677)	$3,761	$(9)	$2,075	$(723)	$2,850	$(5,257)	$(3,130)
Other comprehensive (loss) income before reclassifications:
Unrealized (losses) gains — investments	(258)	—	—	(258)	1	—	—	1
Foreign currency translation (losses) gains	—	—	(517)	(517)	—	—	6,284	6,284
Income tax effect — benefit (expense)	63	—	—	63	—	—	—	—
Net of tax	(195)	—	(517)	(712)	1	—	6,284	6,285
Net current-year other comprehensive (loss) income	(195)	—	(517)	(712)	1	—	6,284	6,285
Balance, end of the period	$(1,872)	$3,761	$(526)	$1,363	$(722)	$2,850	$1,027	$3,155
During the three months ended June 30, 2026 and 2025, no amounts were reclassified from accumulated other comprehensive income to net income.

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(608)	$3,761	$1,195	$4,348	$(701)	$2,850	$(7,992)	$(5,843)
Other comprehensive (loss) income before reclassifications:
Unrealized losses — investments	(1,378)	—	—	(1,378)	(28)	—	—	(28)
Foreign currency translation (losses) gains	—	—	(1,721)	(1,721)	—	—	9,019	9,019
Income tax effect — benefit	114	—	—	114	7	—	—	7
Net of tax	(1,264)	—	(1,721)	(2,985)	(21)	—	9,019	8,998
Net current-year other comprehensive (loss) income	(1,264)	—	(1,721)	(2,985)	(21)	—	9,019	8,998
Balance, end of the period	$(1,872)	$3,761	$(526)	$1,363	$(722)	$2,850	$1,027	$3,155
During the six months ended June 30, 2026 and 2025, no amounts were reclassified from accumulated other comprehensive income to net income.
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
The Company’s income tax expense was $11.4 million or 24.6% of income before taxes and $20.5 million or 23.3% of income before taxes for the three and six months ended June 30, 2026, respectively, compared to an immaterial amount or 0.1% of income before taxes and $4.7 million or 5.2% of income before taxes for the three and six months ended June 30, 2025, respectively. The change in effective tax rate was primarily due to a decrease in excess tax benefits from stock-based compensation attributable to the U.S jurisdiction in the current year.
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
The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of June 30, 2026, the Company maintains a valuation allowance primarily against its California R&D tax credit DTAs for which the Company does not believe a tax benefit is more likely than not to be realized.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of June 30, 2026.
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

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$34,811	$45,270	$67,395	$84,493
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	39,353,965	38,834,917	39,314,912	38,699,307
Potential dilutive stock-based options and awards	218,094	411,036	257,435	514,720
Diluted	39,572,059	39,245,953	39,572,347	39,214,027
Net income per share:
Basic	$0.88	$1.17	$1.71	$2.18
Diluted	$0.88	$1.15	$1.70	$2.15
For the three and six months ended June 30, 2026 and 2025, an immaterial number of outstanding stock-based awards were excluded from the computation of diluted net income per share because their effect was anti-dilutive.
12. Interest and other income, net
The following table shows the components of interest and other income, net for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$5,915	$3,989	$10,786	$7,374
Interest expense	(311)	(319)	(628)	(640)
Other (expense) income, net(1)	(456)	812	(1,556)	1,256
Interest and other income, net	$5,148	$4,482	$8,602	$7,990

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
14. Revenues

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$305,445	$260,818	$601,832	$517,678
International	84,601	78,637	162,972	145,917
Total	$390,046	$339,455	$764,804	$663,595
The Company’s revenues disaggregated by product category for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Thrombectomy	$258,981	$230,256	$512,898	$456,800
Embolization and Access	131,065	109,199	251,906	206,795
Total	$390,046	$339,455	$764,804	$663,595
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing transactions. The Company did not have any contracts with significant financing components as of June 30, 2026 and 2025.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three and six months ended June 30, 2026 and 2025, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets
The following information summarizes the Company’s contract assets (in thousands):

	June 30, 2026	December 31, 2025
Contract assets	$18,000	$18,000
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its partner in China, the Company agreed to license the technology for certain products to its partner in China to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China on substantially the same terms as the existing license arrangement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three months ended September 30, 2023, the Company entered into an additional licensing arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products. During the three months ended March 31, 2024, the Company entered into an additional licensing agreement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three and six months ended June 30, 2026 and 2025, the Company did not enter into any additional distribution or technology licensing arrangements with its partner in China.

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
To address the challenging and significant clinical needs of our key markets, we have developed products that fall into the following broad product families:
Our thrombectomy products fall into two broad product families:
•Peripheral thrombectomy - INDIGO System, including Lightning, Flash, Bolt and CAT RX, designed for continuous or modulated aspiration, computer assisted vacuum thrombectomy, including aspiration catheters, microprocessor-controlled software algorithms that orchestrate the interaction of our pump and catheters, separators, aspiration pump and accessories, including delivery catheters used in peripheral thrombectomy procedures
•Neuro thrombectomy - Penumbra System, including Penumbra RED, SENDit, JET, ACE, BMX, and MAX catheters and the 3D Revascularization Device, Penumbra ENGINE and other components and accessories, and THUNDERBOLT

Our embolization and access products fall into four broad product families:
•Peripheral embolization - Ruby, Ruby LP and Ruby XL Embolization Platforms, LANTERN Delivery Microcatheter and the POD System (POD and POD Packing Coil)
•Neuro embolization - Penumbra SMART COIL, Penumbra Coil 400, POD400, PAC400, SwiftPAC Coil, SwiftSET and SwiftMATCH
•Access - delivery catheters, consisting of Neuron, Neuron MAX, BENCHMARK, BMX, DDC, PX SLIM, MIDWAY, and Access25
•Neurosurgical - Artemis Neuro Evacuation Device
By pioneering these innovations, we support healthcare providers, hospitals and clinics in more than 100 countries, working to improve patient outcomes and quality of life. In the three months ended June 30, 2026 and 2025, 21.7% and 23.2% of our revenue, respectively, was generated from customers located outside of the United States. In the six months ended June 30, 2026 and 2025, 21.3% and 22.0% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $390.0 million and $339.5 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $50.6 million, and revenue of $764.8 million and $663.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $101.2 million. We generated income from operations of $41.0 million and $40.8 million for the three months ended June 30, 2026 and 2025, respectively, and income from operations of $79.3 million and $81.2 million for the six months ended June 30, 2026 and 2025, respectively.
On January 14, 2026, we entered into the Merger Agreement with Boston Scientific Corporation and Merger Sub, pursuant to which Boston Scientific Corporation has agreed to acquire us in the Merger at an enterprise value of approximately $14.5 billion. Under the terms of the Merger Agreement, which has been approved by the board of directors of each of the Company and Boston Scientific Corporation, the transaction values each share of our common stock at $374 per share, with our stockholders having the right to elect, for each share of our common stock held by them, to receive $374 in cash or 3.8721 shares of Boston Scientific Corporation’s common stock (valued at $374 based on the volume weighted average price of Boston Scientific Corporation’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Boston Scientific’s common stock. The Merger is expected to close by the end of 2026, subject to customary closing conditions, including regulatory approvals. Refer to Note “1. Organization and Description of Business” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$390,046	100.0%	$339,455	100.0%	$764,804	100.0%	$663,595	100.0%
Cost of revenue	125,102	32.1	115,445	34.0	246,449	32.2	223,702	33.7
Gross profit	264,944	67.9	224,010	66.0	518,355	67.8	439,893	66.3
Operating expenses:
Research and development	25,396	6.5	23,218	6.8	47,778	6.2	45,295	6.8
Sales, general and administrative	198,509	50.9	159,964	47.2	391,304	51.2	313,420	47.3
Total operating expenses	223,905	57.4	183,182	54.0	439,082	57.4	358,715	54.1
Income from operations	41,039	10.5	40,828	12.0	79,273	10.4	81,178	12.2
Interest and other income, net	5,148	1.3	4,482	1.3	8,602	1.1	7,990	1.2
Income before income taxes	46,187	11.8	45,310	13.3	87,875	11.5	89,168	13.4
Provision for income taxes	11,376	2.9	40	—	20,480	2.7	4,675	0.7
Net income	$34,811	8.9%	$45,270	13.3%	$67,395	8.8%	$84,493	12.7%

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Thrombectomy	$258,981	$230,256	$28,725	12.5%
Embolization and Access	131,065	109,199	21,866	20.0%
Total	$390,046	$339,455	$50,591	14.9%
Revenue increased $50.6 million, or 14.9%, to $390.0 million in the three months ended June 30, 2026, from $339.5 million in the three months ended June 30, 2025. Overall revenue growth was primarily due to an increase in sales of our existing thrombectomy products and new and existing embolization and access products.
Revenue from our global thrombectomy products increased $28.7 million, or 12.5%, to $259.0 million in the three months ended June 30, 2026, from $230.3 million in the three months ended June 30, 2025. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of further market penetration of our existing products. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $21.9 million, or 20.0%, to $131.1 million in the three months ended June 30, 2026, from $109.2 million in the three months ended June 30, 2025. The increase in our global embolization and access products was primarily attributable to higher sales volume in the United States as a result of further market penetration of our new and existing products. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Change
	2026		2025		$	%
	(in thousands, except for percentages)
United States	$305,445	78.3%	$260,818	76.8%	$44,627	17.1%
International	84,601	21.7%	78,637	23.2%	5,964	7.6%
Total	$390,046	100.0%	$339,455	100.0%	$50,591	14.9%
Revenue from sales in international markets increased $6.0 million, or 7.6%, to $84.6 million in the three months ended June 30, 2026, from $78.6 million in the three months ended June 30, 2025. Revenue from international sales represented 21.7% and 23.2% of our total revenue for the three months ended June 30, 2026 and 2025, respectively.
Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of revenue	$125,102	$115,445	$9,657	8.4%
Gross profit	$264,944	$224,010	$40,934	18.3%
Gross margin %	67.9%	66.0%
Gross margin increased by 1.9 percentage points to 67.9% in the three months ended June 30, 2026, from 66.0% in the three months ended June 30, 2025, primarily driven by favorable product mix across our regions. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
R&D	$25,396	$23,218	$2,178	9.4%
R&D as a percentage of revenue	6.5%	6.8%
R&D expenses increased by $2.2 million, or 9.4%, to $25.4 million in the three months ended June 30, 2026, from $23.2 million in the three months ended June 30, 2025. The increase was primarily due to a $1.8 million increase in product development and testing costs and a $1.3 million increase in personnel-related expenses, partially offset by a $0.9 million decrease in other research and development activities due to the timing of planned investments.
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
Sales, General and Administrative (“SG&A”)

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
SG&A	$198,509	$159,964	$38,545	24.1%
SG&A as a percentage of revenue	50.9%	47.2%
SG&A expenses increased by $38.5 million, or 24.1%, to $198.5 million in the three months ended June 30, 2026, from $160.0 million in the three months ended June 30, 2025. The increase was primarily due to a $11.7 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $6.9 million increase in acquisition-related expenses primarily attributable to professional services associated with the pending acquisition of our Company by Boston Scientific Corporation, a $6.8 million increase in costs related to marketing events, and a $2.7 million increase in in travel-related expenses.

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
Provision for income taxes

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Provision for income taxes	$11,376	$40	$11,336	28,340.0%
Effective tax rate	24.6%	0.1%
Our income tax expense was $11.4 million or 24.6% of income before taxes for the three months ended June 30, 2026, compared to an immaterial amount or 0.1% of income before taxes for the three months ended June 30, 2025. The change in effective tax rate was primarily due to a decrease in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction in the current period.
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

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Thrombectomy	$512,898	$456,800	$56,098	12.3%
Embolization and Access	251,906	206,795	45,111	21.8%
Total	$764,804	$663,595	$101,209	15.3%
Revenue increased $101.2 million, or 15.3%, to $764.8 million in the six months ended June 30, 2026, from $663.6 million in the six months ended June 30, 2025. Overall revenue growth was primarily due to an increase in sales of our existing thrombectomy products and new and existing embolization and access products.
Revenue from our global thrombectomy products increased $56.1 million, or 12.3%, to $512.9 million in the six months ended June 30, 2026, from $456.8 million in the six months ended June 30, 2025. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of further market penetration of our existing products. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $45.1 million, or 21.8%, to $251.9 million in the six months ended June 30, 2026, from $206.8 million in the six months ended June 30, 2025. The increase in our global embolization and access products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customer’s shipping destination, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,				Change
	2026		2025		$	%
	(in thousands, except for percentages)
United States	$601,832	78.7%	$517,678	78.0%	$84,154	16.3%
International	162,972	21.3%	145,917	22.0%	17,055	11.7%
Total	$764,804	100.0%	$663,595	100.0%	$101,209	15.3%
Revenue from sales in international markets increased $17.1 million, or 11.7%, to $163.0 million in the six months ended June 30, 2026, from $145.9 million in the six months ended June 30, 2025. Revenue from international sales represented 21.3% and 22.0% of our total revenue for the six months ended June 30, 2026 and 2025, respectively.
Gross Margin

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of revenue	$246,449	$223,702	$22,747	10.2%
Gross profit	$518,355	$439,893	$78,462	17.8%
Gross margin %	67.8%	66.3%
Gross margin increased by 1.5 percentage points to 67.8% in the six months ended June 30, 2026, from 66.3% in the six months ended June 30, 2025, primarily driven by favorable product mix across our regions. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
R&D	$47,778	$45,295	$2,483	5.5%
R&D as a percentage of revenue	6.2%	6.8%
R&D expenses increased by $2.5 million, or 5.5%, to $47.8 million in the six months ended June 30, 2026, from $45.3 million in the six months ended June 30, 2025. The increase was primarily due to a $3.0 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, partially offset by a $0.5 million decrease in other research and development activities due to the timing of planned investments.
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

Sales, General and Administrative (SG&A)

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
SG&A	$391,304	$313,420	$77,884	24.8%
SG&A as a percentage of revenue	51.2%	47.3%
SG&A expenses increased by $77.9 million, or 24.8%, to $391.3 million in the six months ended June 30, 2026, from $313.4 million in the six months ended June 30, 2025. The increase was primarily due to a $28.9 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $16.4 million increase in acquisition-related expenses primarily attributable to professional services associated with the pending acquisition of our Company by Boston Scientific Corporation, a $9.8 million increase in costs related to marketing events, and a $5.5 million increase in travel-related expenses.
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
Provision for income taxes

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Provision for income taxes	$20,480	$4,675	$15,805	338.1%
Effective tax rate	23.3%	5.2%
Our income tax expense was $20.5 million or 23.3% of income before taxes for the six months ended June 30, 2026, compared to $4.7 million or 5.2% of income before taxes for the six months ended June 30, 2025. The change in effective tax rate was primarily due to a decrease in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction in the current period.
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

Liquidity and Capital Resources
As of June 30, 2026, we had $1,110.3 million in working capital, which included $205.3 million in cash and cash equivalents and $453.5 million in marketable investments. As of June 30, 2026, we held approximately 11.9% of our cash and cash equivalents in foreign entities.
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
Share Repurchase Program
On August 5, 2024, the Company’s Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization originally expired on July 31, 2025. Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. During the three months ended September 30, 2025 and December 31, 2025, the Company’s Board of Directors extended the repurchase authorization for the remaining $100.0 million to December 31, 2025 and December 31, 2026, respectively. As of June 30, 2026, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$205,271	$186,897
Marketable investments	453,524	357,919
Accounts receivable, net	190,407	190,021
Accounts payable	44,728	34,736
Accrued liabilities	172,270	132,163
Working capital(1)	1,110,346	1,033,551

(1)Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash and cash equivalents at beginning of period	$186,897	$324,404
Net cash provided by operating activities	133,055	93,916
Net cash used in investing activities	(121,724)	(16,082)
Net cash provided by financing activities	7,118	17,525
Effect of foreign exchange rate changes on cash and cash equivalents	(75)	2,005
Cash and cash equivalents at end of period	205,271	421,768
Net Cash Provided By Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-offs and write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $133.1 million during the six months ended June 30, 2026 and consisted of consolidated net income of $67.4 million, non-cash items of $38.5 million, and net changes in operating assets and liabilities of $27.2 million. The change in operating assets and liabilities primarily relates to an increase in accrued expenses and other non-current liabilities of $34.8 million and an increase in accounts payable of $10.4 million. This was partially offset by an increase in inventories of $14.3 million to support our growth, an increase in accounts receivables of $2.5 million, and an increase in prepaid expenses and other current and non-current assets of $1.1 million.
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
Net Cash Used In Investing Activities
Net cash used in investing activities relates primarily to purchases of marketable investments, partially offset by proceeds from maturities and sales of marketable investments, and capital expenditures.
Net cash used in investing activities was $121.7 million during the six months ended June 30, 2026 and primarily consisted of purchases of marketable investments, net of proceeds from maturities and sales of marketable investments, of $93.5 million and capital expenditures of $27.2 million including investments related to the construction of our Costa Rica manufacturing facility.
Net cash used in investing activities was $16.1 million during the six months ended June 30, 2025 and primarily consisted of capital expenditures of $29.0 million, partially offset by $13.0 million in proceeds from maturities of marketable investments.
Net Cash Provided By Financing Activities
Net cash provided by financing activities primarily relates to proceeds from the issuance of common stock under our employee stock purchase plan and exercises of stock options, partially offset by payments of employee taxes related to vested restricted stock units and payments towards the reduction of our finance lease obligations.

Net cash provided by financing activities was $7.1 million during the six months ended June 30, 2026 and primarily consisted of $9.7 million in proceeds from the issuance of common stock under our employee stock purchase plan, partially offset by $1.3 million in payments of employee taxes related to vested restricted stock units and $1.2 million in payments towards finance leases.
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
Contractual Obligations and Commitments
During the three months ended March 31, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. During the six months ended June 30, 2026, the estimated cost of the project increased by approximately $28 million, primarily attributable to scope and budget refinements associated with evolving design requirements. Refer to Note “4. Balance Sheet Components” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
During six months ended June 30, 2026, the Company entered into an Agreement and Plan of Merger among the Company, Boston Scientific Corporation, a Delaware corporation (“Parent”), and Pinehurst Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Refer to Note “1. Organization and Description of Business” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
There have been no other material changes to our contractual obligations and commitments as of June 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Risk. We had cash and cash equivalents of $205.3 million as of June 30, 2026, which consisted of funds held primarily in commercial paper, money market funds, certificate of deposits and general checking and savings accounts. In addition, we had marketable investments of $453.5 million, which consisted primarily of commercial paper, corporate bonds, certificates of deposit, and U.S. treasury securities. Our investments are focused on the preservation of capital and principal, supporting our liquidity needs, and longer-term planning to ensure a competitive rate of return. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the six months ended June 30, 2026 was primarily impacted by favorable product mix across our regions, changes in prices did not have a significant impact on our results of operations for any periods presented on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2026 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended June 30, 2026, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: July 30, 2026
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)