Form 10-Q
period 2026-09-30
Penumbra Inc
filed 2026-10-29
CIK 1321732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐  No:  ☒
As of October 14, 2026, the registrant had 39,414,385 shares of common stock, par value $0.001 per share, outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
Penumbra, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$254,282	$186,897
Marketable investments	419,330	357,919
Accounts receivable, net of allowance for credit losses of $2,333 and $2,350 at September 30, 2026 and December 31, 2025, respectively.	195,216	190,021
Inventories	459,132	431,549
Prepaid expenses and other current assets	48,671	50,298
Total current assets	1,376,631	1,216,684
Property and equipment, net	156,443	117,436
Operating lease right-of-use assets	164,346	173,587
Finance lease right-of-use assets	23,510	25,972
Intangible assets, net	5,549	6,186
Goodwill	166,479	166,750
Deferred taxes	79,221	79,188
Other non-current assets	52,924	40,716
Total assets	$2,025,103	$1,826,519
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,961	$34,736
Accrued liabilities	174,767	132,163
Current operating lease liabilities	14,706	13,841
Current finance lease liabilities	2,376	2,393
Total current liabilities	233,810	183,133
Non-current operating lease liabilities	173,277	182,751
Non-current finance lease liabilities	19,031	20,714
Other non-current liabilities	15,476	12,318
Total liabilities	441,594	398,916
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	1,236,068	1,185,525
Accumulated other comprehensive income	37	4,348
Retained earnings	347,365	237,691
Total stockholders’ equity	1,583,509	1,427,603
Total liabilities and stockholders’ equity	$2,025,103	$1,826,519

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$410,145	$354,685	$1,174,949	$1,018,280
Cost of revenue	129,842	114,269	376,291	337,971
Gross profit	280,303	240,416	798,658	680,309
Operating expenses:
Research and development	25,361	22,677	73,139	67,972
Sales, general and administrative	204,203	168,901	595,507	482,321
Total operating expenses	229,564	191,578	668,646	550,293
Income from operations	50,739	48,838	130,012	130,016
Interest and other income, net	5,577	3,487	14,179	11,477
Income before income taxes	56,316	52,325	144,191	141,493
Provision for income taxes	14,037	6,474	34,517	11,149
Net income	$42,279	$45,851	$109,674	$130,344

Net income per share:
Basic	$1.07	$1.17	$2.79	$3.36
Diluted	$1.07	$1.17	$2.77	$3.32
Weighted average shares outstanding:
Basic	39,402,195	39,078,378	39,344,326	38,827,038
Diluted	39,620,298	39,302,239	39,598,030	39,250,680

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$42,279	$45,851	$109,674	$130,344
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(406)	86	(2,127)	9,105
Net change in unrealized losses on available-for-sale securities, net of tax	(920)	(127)	(2,184)	(148)
Total other comprehensive (loss) income, net of tax	(1,326)	(41)	(4,311)	8,957
Comprehensive income	$40,953	$45,810	$105,363	$139,301

See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	39,229,670	$39	$1,185,525	$4,348	$237,691	$1,427,603
Issuance of common stock	99,089	—	—	—	—	—
Shares held for tax withholdings	(3,793)	—	(1,290)	—	—	(1,290)
Stock-based compensation	—	—	17,188	—	—	17,188
Other comprehensive loss	—	—	—	(2,273)	—	(2,273)
Net income	—	—	—	—	32,584	32,584
Balance at March 31, 2026	39,324,966	$39	$1,201,423	$2,075	$270,275	$1,473,812
Issuance of common stock	23,873	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	40,678	—	9,674	—	—	9,674
Shares held for tax withholdings	(95)	—	(31)	—	—	(31)
Stock-based compensation	—	—	13,212	—	—	13,212
Other comprehensive loss	—	—	—	(712)	—	(712)
Net income	—	—	—	—	34,811	34,811
Balance at June 30, 2026	39,389,422	$39	$1,224,278	$1,363	$305,086	$1,530,766
Issuance of common stock	26,368	—	—	—	—	—
Shares held for tax withholdings	(1,405)	—	(448)	—	—	(448)
Stock-based compensation	—	—	12,238	—	—	12,238
Other comprehensive loss	—	—	—	(1,326)	—	(1,326)
Net income	—	—	—	—	42,279	42,279
Balance at September 30, 2026	39,414,385	$39	$1,236,068	$37	$347,365	$1,583,509

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	38,490,836	$38	$1,096,732	$(5,843)	$60,004	$1,150,931
Issuance of common stock	194,461	1	4,022	—	—	4,023
Shares held for tax withholdings	(1,647)	—	(445)	—	—	(445)
Stock-based compensation	—	—	16,437	—	—	16,437
Other comprehensive income	—	—	—	2,713	—	2,713
Net income	—	—	—	—	39,223	39,223
Balance at March 31, 2025	38,683,650	$39	$1,116,746	$(3,130)	$99,227	$1,212,882
Issuance of common stock	244,129	—	6,704	—	—	6,704
Issuance of common stock under employee stock purchase plan	43,604	—	8,866	—	—	8,866
Shares held for tax withholdings	(230)	—	(62)	—	—	(62)
Stock-based compensation	—	—	14,006	—	—	14,006
Other comprehensive income	—	—	—	6,285	—	6,285
Net income	—	—	—	—	45,270	45,270
Balance at June 30, 2025	38,971,153	$39	$1,146,260	$3,155	$144,497	$1,293,951
Issuance of common stock	179,573	—	4,652	—	—	4,652
Shares held for tax withholdings	(374)	—	(90)	—	—	(90)
Stock-based compensation	—	—	14,373	—	—	14,373
Other comprehensive loss	—	—	—	(41)	—	(41)
Net income	—	—	—	—	45,851	45,851
Balance at September 30, 2025	39,150,352	$39	$1,165,195	$3,114	$190,348	$1,358,696
See accompanying notes to the unaudited condensed consolidated financial statements

Penumbra, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,674	$130,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,655	13,010
Stock-based compensation	43,136	43,951
Inventory write-downs	6,548	4,233
Deferred taxes	383	5,974
Other	(4,053)	946
Changes in operating assets and liabilities:
Accounts receivable	(8,219)	(12,690)
Inventories	(35,287)	(25,852)
Prepaid expenses and other current and non-current assets	1,780	(17,100)
Accounts payable	4,009	(1,471)
Accrued expenses and other non-current liabilities	40,937	10,834
Net cash provided by operating activities	174,563	152,179
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable investment	(10,994)	—
Purchases of marketable investments	(526,292)	(146,648)
Proceeds from sales of marketable investments	11,807	—
Proceeds from maturities of marketable investments	456,255	13,000
Purchases of property and equipment	(42,320)	(45,295)
Other	(1,500)	—
Net cash used in investing activities	(113,044)	(178,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	—	15,378
Proceeds from issuance of stock under employee stock purchase plan	9,674	8,866
Payment of employee taxes related to vested stock	(1,769)	(597)
Payments of finance lease obligations	(1,843)	(1,916)
Other	—	(256)
Net cash provided by financing activities	6,062	21,475
Effect of foreign exchange rate changes on cash and cash equivalents	(196)	1,914
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,385	(3,375)
CASH AND CASH EQUIVALENTS—Beginning of period	186,897	324,404
CASH AND CASH EQUIVALENTS—End of period	$254,282	$321,029
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligations	$2,190	$2,959
Right-of-use assets obtained in exchange for finance lease obligations	$144	$1,467
Purchase of property and equipment funded through accounts payable and accrued liabilities	$14,572	$1,546
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for amounts included in the measurement of operating lease liabilities	$17,871	$16,703
Cash paid for income taxes	$18,490	$14,119
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
On January 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Boston Scientific Corporation, a Delaware corporation (“Parent”), and Pinehurst Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, which has been approved by the board of directors of each of the Company and Parent and by the Company’s stockholders, the transaction values each share of the Company’s common stock at $374 per share, reflecting an enterprise value of approximately $14.5 billion, with the Company’s stockholders having the right to elect, for each share of the Company’s common stock held by them, to receive $374 in cash or 3.8721 shares of Parent’s common stock (valued at $374 based on the volume weighted average price of Parent’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Parent’s common stock.
In addition, at the Effective Time (as defined in the Merger Agreement):
•each outstanding and unexercised Company stock option, whether vested or unvested, with an exercise price per Common Share that is less than the Merger Consideration, shall be automatically canceled and converted into the right to receive the Merger Consideration (as defined in the Merger Agreement), less the exercise price of such Company stock option and any deduction and withholding under applicable tax laws;
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
The Merger Agreement contains customary representations and warranties by Parent, Merger Sub and the Company. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the Company between signing and closing. In addition, the Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $525.0 million. The Merger Agreement also provides that Parent will be required to pay the Company a termination fee in an amount equal to $900.0 million upon termination of the Merger Agreement under certain circumstances. The consummation of the Merger is expected to be completed in early 2027, subject to regulatory approvals and other customary closing conditions.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the audited financial statements as of that date.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025, the changes in its comprehensive income (loss) and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 25, 2026. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard enhances disclosures by requiring disaggregated disclosures of an entity’s income statement expense captions. Public business entities are required to disaggregate expense captions into specified categories within the footnotes to the financial statements. The

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard is required to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. The Company is evaluating the impact the new guidance will have on the disclosures within its consolidated financial statements and has not elected to early adopt as of September 30, 2026.
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
The Company’s marketable and non-marketable investments have been classified and accounted for as available-for-sale. The Company’s marketable and non-marketable investments measured at fair value as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
Commercial paper	$225,544	$—	$(95)	$—	$225,449
Certificates of deposit	26,909	—	(6)	—	26,903
U.S. treasury	3,001	—	(78)	—	2,923
Corporate bonds	166,343	—	(2,288)	—	164,055
Total	421,797	—	(2,467)	—	419,330
Non-marketable investments:
Non-marketable debt securities	10,000	3,761	—	—	13,761
Total	10,000	3,761	—	—	13,761
Total	$431,797	$3,761	$(2,467)	$—	$433,091

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
		Securities with net gains or losses in accumulated other comprehensive income (loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value
Marketable investments:
Commercial paper	$178,584	$30	$(2)	$—	$178,612
Certificates of deposit	8,374	4	—	—	8,378
U.S. treasury	2,801	—	(1)	—	2,800
Corporate bonds	168,046	143	(60)	—	168,129
Total	357,805	177	(63)	—	357,919
Non-marketable investments:
Non-marketable debt securities	10,000	3,761	—	—	13,761
Total	10,000	3,761	—	—	13,761
Total	$367,805	$3,938	$(63)	$—	$371,680
As of September 30, 2026, the total amortized cost basis of the Company’s available-for-sale debt securities, excluding non-marketable debt securities, in an unrealized loss position exceeded its fair value by $2.5 million. The Company reviewed its available-for-sale securities in an unrealized loss position and concluded that the decline in fair value was not related to credit losses and is recoverable. As of September 30, 2026, the Company’s non-marketable available-for-sale debt securities were not in an unrealized loss position. During the three and nine months ended September 30, 2026, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income.
The following tables present the gross unrealized losses and the fair value for those marketable investments that were in an unrealized loss position for less than and more than twelve months as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$225,449	$(95)	$—	$—	$225,449	$(95)
Certificates of deposit	21,609	(6)	—	—	21,609	(6)
U.S. treasury	2,923	(78)	—	—	2,923	(78)
Corporate bonds	162,653	(2,246)	1,402	(42)	164,055	(2,288)
Total	$412,634	$(2,425)	$1,402	$(42)	$414,036	$(2,467)

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable investments:
Commercial paper	$37,855	$(2)	$—	$—	$37,855	$(2)
U.S. treasury	—	—	1,400	(1)	1,400	(1)
Corporate bonds	48,817	(60)	—	—	48,817	(60)
Total	$86,672	$(62)	$1,400	$(1)	$88,072	$(63)
The contractual maturities of the Company’s marketable investments as of September 30, 2026 (in thousands):

	September 30, 2026
Marketable investments:	Amortized Cost	Fair Value
Due in one year	$283,184	$282,956
Due in one to five years	138,613	136,374
Total	$421,797	$419,330
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
Non-marketable investments classified within Level 3 of the fair value hierarchy are valued based on unobservable inputs that are supported by little or no market activity. Current financial information of private companies may not be available and consequently the Company estimates the fair value using inputs that are based on the best available information at the measurement date. Key inputs may include the most recent financial information, financial projections, and financing transactions available for the investee and other quantitative and qualitative factors. Additionally, based on the timing, volume, and other characteristics of the available information, the Company may supplement this information by using one or more valuation techniques, including market and income approaches. There was no change in the fair value of the Company’s non-marketable debt securities as of September 30, 2026 from December 31, 2025.
The Company did not hold any Level 3 marketable investments as of September 30, 2026 or December 31, 2025. During the nine months ended September 30, 2026, the Company transferred $2.9 million of U.S. treasury securities from Level 1 to Level 2 of the fair value hierarchy as the securities became off-the-run, as they were issued prior to the most recent issuance and remained outstanding as of the measurement date. No transfers between Level 1, Level 2, and Level 3 occurred for the Company's non-marketable investments during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for its marketable or non-marketable investments.
The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Commercial paper	$—	$99,155	$—	$99,155
Certificates of deposit	—	18,868	—	18,868
Money market funds	59,897	—	—	59,897
Total	59,897	118,023	—	177,920
Marketable investments:
Commercial paper	—	225,449	—	225,449
Certificates of deposit	—	26,903	—	26,903
U.S. treasury	—	2,923	—	2,923
Corporate bonds	—	164,055	—	164,055
Total	—	419,330	—	419,330
Non-marketable investment:
Non-marketable investment	—	—	13,761	13,761
Total	$59,897	$537,353	$13,761	$611,011

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

	As of December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$96,681	$—	$—	$96,681
Marketable investments:
Commercial paper	—	178,612	—	178,612
Certificates of deposit	—	8,378	—	8,378
U.S. treasury	2,800	—	—	2,800
Corporate bonds	—	168,129	—	168,129
Non-marketable investment:
Non-marketable investment	—	—	13,761	13,761
Total	$99,481	$355,119	$13,761	$468,361

4. Balance Sheet Components
Inventories
The components of inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$116,352	$117,101
Work in process	48,000	46,275
Finished goods	294,780	268,173
Inventories	$459,132	$431,549
Accrued Liabilities
The components of accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Payroll and employee-related expenses	$90,824	$85,396
Accrued accounts payable	32,452	12,804
Leasehold improvement expenditures	10,631	4,485
Other accrued liabilities	40,860	29,478
Total accrued liabilities	$174,767	$132,163
The following table shows the changes in the Company’s estimated product warranty accrual, included in accrued liabilities, for the nine months ended September 30, 2026 and twelve months ended December 31, 2025, respectively (in thousands):

	September 30, 2026	December 31, 2025
Balance at the beginning of the period	$2,474	$2,033
Accruals of warranties issued, net	2,092	2,553
Settlements of warranty claims	(1,778)	(2,112)
Balance at the end of the period	$2,788	$2,474

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

Acquisition of Property
During the year ended December 31, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse, totaling approximately 330,000 square feet, for the production of medical devices. The total capital project is expected to cost approximately $91 million. As of September 30, 2026, the Company had made payments totaling $57.6 million, of which $20.3 million was paid during the nine months ended September 30, 2026. In accordance with ASC 360, the Company capitalized these payments within property and equipment, net, in the condensed consolidated balance sheets, as they represent costs directly attributable to acquiring the assets and preparing them for their intended use, including the cost of land, construction work performed, and capitalizable advance payments.
5. Intangible Assets
The following table presents details of the Company’s acquired intangible assets as of September 30, 2026 and December 31, 2025 (in thousands):

As of September 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$6,762	$(4,169)	$2,593
Trade secrets and processes	5,256	(2,300)	2,956
Total intangible assets	$12,018	$(6,469)	$5,549

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$6,999	$(3,966)	$3,033
Trade secrets and processes	5,256	(2,103)	3,153
Total intangible assets	$12,255	$(6,069)	$6,186
The gross carrying amount and accumulated amortization of the customer relationships are the only intangible assets subject to foreign currency translation effects. The Company’s $5.3 million trade secrets and processes intangible asset was recognized in connection with a royalty buyout agreement in 2018.
The following table presents the amortization recorded related to the Company’s finite-lived intangible assets for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$66	$66	$197	$197
Sales, general and administrative	114	116	346	333
Total	$180	$182	$543	$530

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

6. Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2026 (in thousands):

Total Company
Balance as of December 31, 2025	$166,750
Foreign currency translation	(271)
Balance as of September 30, 2026	$166,479
Goodwill Impairment Review
The Company reviews goodwill for impairment annually as of October 31, or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company operates as one segment, which is the sole reporting unit of the Company, and therefore goodwill is tested for impairment at the consolidated level. Accordingly, when assessing whether an impairment test is required more frequently than on its annual testing date, the Company considers whether events or circumstances have taken place that indicate it is more likely than not that the Company’s enterprise fair value is less than the carrying amount of its one reporting unit, including goodwill. The Company determined there were no impairment indicators as of or during the nine months ended September 30, 2026.
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
The following table sets forth the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$861	$884	$2,712	$2,548
Research and development	2,659	2,601	8,083	7,142
Sales, general and administrative	11,312	12,447	32,341	34,261
Total	$14,832	$15,932	$43,136	$43,951
As of September 30, 2026, total unrecognized compensation cost related to unvested share-based compensation arrangements, excluding PSUs, was $79.2 million, which is expected to be recognized over a weighted average period of 3.1 years.
As of September 30, 2026, total unrecognized compensation cost related to unvested PSU share-based compensation arrangements was $18.5 million, which is expected to be recognized over a weighted average period of 2.5 years.
The total stock-based compensation cost capitalized in inventory was $1.1 million and $1.6 million as of September 30, 2026 and December 31, 2025, respectively.
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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of accumulated other comprehensive loss into earnings affect our condensed consolidated statements of comprehensive income (in thousands):

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(1,872)	$3,761	$(526)	$1,363	$(722)	$2,850	$1,027	$3,155
Other comprehensive loss before reclassifications:
Unrealized losses — investments	(1,215)	—	—	(1,215)	(167)	—	—	(167)
Foreign currency translation (losses) gains	—	—	(406)	(406)	—	—	86	86
Income tax effect — benefit	295	—	—	295	40	—	—	40
Net of tax	(920)	—	(406)	(1,326)	(127)	—	86	(41)
Net current-year other comprehensive loss	(920)	—	(406)	(1,326)	(127)	—	86	(41)
Balance, end of the period	$(2,792)	$3,761	$(932)	$37	$(849)	$2,850	$1,113	$3,114
During the three months ended September 30, 2026 and 2025, no amounts were reclassified from accumulated other comprehensive income to net income.

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total	Marketable Investments	Non-Marketable Investments	Currency Translation Adjustments	Total
Balance, beginning of the period	$(608)	$3,761	$1,195	$4,348	$(701)	$2,850	$(7,992)	$(5,843)
Other comprehensive (loss) income before reclassifications:
Unrealized losses — investments	(2,593)	—	—	(2,593)	(195)	—	—	(195)
Foreign currency translation (losses) gains	—	—	(2,127)	(2,127)	—	—	9,105	9,105
Income tax effect — benefit	409	—	—	409	47	—	—	47
Net of tax	(2,184)	—	(2,127)	(4,311)	(148)	—	9,105	8,957
Net current-year other comprehensive (loss) income	(2,184)	—	(2,127)	(4,311)	(148)	—	9,105	8,957
Balance, end of the period	$(2,792)	$3,761	$(932)	$37	$(849)	$2,850	$1,113	$3,114
During the nine months ended September 30, 2026 and 2025, no amounts were reclassified from accumulated other comprehensive income to net income.
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
The Company’s income tax expense was $14.0 million or 24.9% of income before taxes and $34.5 million or 23.9% of income before taxes for the three and nine months ended September 30, 2026, respectively, compared to $6.5 million or 12.4% of income before taxes and $11.1 million or 7.9% of income before taxes for the three and nine months ended September 30, 2025, respectively. The change in effective tax rate was primarily due to a decrease in excess tax benefits from stock-based compensation attributable to the U.S. jurisdiction in the current year.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which extends and modifies various domestic and international business tax framework originally enacted under the Tax Cuts and Jobs Act. The legislation

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

includes multiple effective dates, with certain provisions taking effect in 2025 and others through 2027. The Company included the impact of the OBBBA to the consolidated financial statements and will continue to evaluate any changes needed when additional guidance becomes available.
The Company evaluates all available positive and negative evidence, objective and subjective in nature, in each reporting period to determine if sufficient taxable income will be generated to realize the benefits of its DTAs and, if not, a valuation allowance to reduce the DTAs is recorded. As of September 30, 2026, the Company maintains a valuation allowance primarily against its California R&D tax credit DTAs for which the Company does not believe a tax benefit is more likely than not to be realized.
The Company maintains that all foreign earnings, with the exception of a portion of the earnings of its German subsidiary, are permanently reinvested outside the United States and therefore deferred taxes attributable to such earnings are not provided for in the Company’s condensed consolidated financial statements as of September 30, 2026.
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$42,279	$45,851	$109,674	$130,344
Denominator:
Weighted average shares used to compute net income attributable to common stockholders:
Basic	39,402,195	39,078,378	39,344,326	38,827,038
Potential dilutive stock-based options and awards	218,103	223,861	253,704	423,642
Diluted	39,620,298	39,302,239	39,598,030	39,250,680
Net income per share:
Basic	$1.07	$1.17	$2.79	$3.36
Diluted	$1.07	$1.17	$2.77	$3.32
For the three and nine months ended September 30, 2026 and 2025, an immaterial number of outstanding stock-based awards were excluded from the computation of diluted net income per share because their effect was anti-dilutive.
12. Interest and other income, net
The following table shows the components of interest and other income, net for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$6,117	$4,360	$16,902	$11,734
Interest expense	(305)	(338)	(932)	(978)
Other (expense) income, net(1)	(235)	(535)	(1,791)	721
Interest and other income, net	$5,577	$3,487	$14,179	$11,477

(1)Consists primarily of the effects of foreign currency gains or losses.

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

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
The accounting policies of the segment are the same as those described in Note “2. Summary of Significant Accounting Policies”. The Company’s CODM uses net income (loss) to measure segment profit or loss and assesses performance against expectations to make resource allocation decisions and uses total assets as reported on the condensed consolidated balance sheets to measure segment assets. Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company’s operations and assess operating profitability. The Company operates as one operating and reportable segment, and as such the significant segment expenses regularly provided to the CODM are those presented on the condensed consolidated statements of operations. These significant segment expenses include cost of revenue, research and development, and sales, general and administrative expenses. Other segment items that are presented on the condensed consolidated statements of operations include interest and other income (expense), net, provision for (benefit from) income taxes, and non-recurring items. The Company’s entity-wide disclosures, including the breakout of revenue between products are included in Note “14. Revenues”.
14. Revenues
Revenue Recognition
Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.
The Company’s revenues disaggregated by geography, based on the destination to which the Company ships its products, for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$324,248	$275,029	$926,080	$792,707
International	85,897	79,656	248,869	225,573
Total	$410,145	$354,685	$1,174,949	$1,018,280
The Company’s revenues disaggregated by product category for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Thrombectomy	$279,157	$236,422	$792,055	$693,222
Embolization and Access	130,988	118,263	382,894	325,058
Total	$410,145	$354,685	$1,174,949	$1,018,280
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
Payment terms - The Company’s payment terms vary by the type and location of our customer. The timing between fulfillment of performance obligations and when payment is due is not significant and does not give rise to financing

Penumbra, Inc.
Notes to Condensed Consolidated Financial Statements

transactions. The Company did not have any contracts with significant financing components as of September 30, 2026 and 2025.
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
Transaction Price
Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns utilizing historical return rates, rebates, discounts, and other adjustments to net revenue. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price. When determining if variable consideration should be constrained, management considers whether there are factors that could result in a significant reversal of revenue and the likelihood of a potential reversal. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required. During the three and nine months ended September 30, 2026 and 2025, the Company made no material changes in estimates for variable consideration. When the Company performs shipping and handling activities after control of goods is transferred to the customer, they are considered as fulfillment activities, and costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Contract assets
The following information summarizes the Company’s contract assets (in thousands):

	September 30, 2026	December 31, 2025
Contract assets	$18,000	$18,000
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the licensing arrangements.
China Distribution and Technology Licensing Agreement
In December 2020, the Company entered into a distribution and technology licensing arrangement with its existing distribution partner in China. In addition to modifying the Company’s standard distribution agreement with its partner in China, the Company agreed to license the technology for certain products to its partner in China to permit the manufacturing and commercialization of such products in China as well as provide certain regulatory support. During the three months ended March 31, 2022, the Company further amended the distribution agreement and entered into an additional license arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China on substantially the same terms as the existing license arrangement. Apart from the standard distribution agreement, the Company will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three months ended September 30, 2023, the Company entered into an additional licensing arrangement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support and royalty payments on the down-stream sale of the licensed products. During the three months ended March 31, 2024, the Company entered into an additional licensing agreement, pursuant to which the Company agreed to license the technology for additional products to its partner in China and will receive fixed payments upon transferring its distinct licensed technology and providing related regulatory support. During the three and nine months ended September 30, 2026 and 2025, the Company did not enter into any additional distribution or technology licensing arrangements with its partner in China.

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
By pioneering these innovations, we support healthcare providers, hospitals and clinics in more than 100 countries, working to improve patient outcomes and quality of life. In the three months ended September 30, 2026 and 2025, 20.9% and 22.5% of our revenue, respectively, was generated from customers located outside of the United States. In the nine months ended September 30, 2026 and 2025, 21.2% and 22.2% of our revenue, respectively, was generated from customers located outside of the United States. Our sales outside of the United States are denominated principally in the euro, with some sales being denominated in other currencies. As a result, we have foreign exchange exposure but do not currently engage in hedging.
We generated revenue of $410.1 million and $354.7 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $55.5 million, and revenue of $1,174.9 million and $1,018.3 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $156.7 million. We generated income from operations of $50.7 million and $48.8 million for the three months ended September 30, 2026 and 2025, respectively, and income from operations of $130.0 million and $130.0 million for the nine months ended September 30, 2026 and 2025, respectively.
On January 14, 2026, we entered into the Merger Agreement with Boston Scientific Corporation and Merger Sub, pursuant to which Boston Scientific Corporation has agreed to acquire us in the Merger at an enterprise value of approximately $14.5 billion. Under the terms of the Merger Agreement, which has been approved by the board of directors of each of the Company and Boston Scientific Corporation and by the Company’s stockholders, the transaction values each share of our common stock at $374 per share, with our stockholders having the right to elect, for each share of our common stock held by them, to receive $374 in cash or 3.8721 shares of Boston Scientific Corporation’s common stock (valued at $374 based on the volume weighted average price of Boston Scientific Corporation’s common stock over the 10 trading days ending January 13, 2026), subject to proration, so that the total transaction consideration is paid approximately 73% in cash and approximately 27% in shares of Boston Scientific’s common stock. The Merger is expected to close in early 2027, subject to customary closing conditions, including regulatory approvals. Refer to Note “1. Organization and Description of Business” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$410,145	100.0%	$354,685	100.0%	$1,174,949	100.0%	$1,018,280	100.0%
Cost of revenue	129,842	31.7	114,269	32.2	376,291	32.0	337,971	33.2
Gross profit	280,303	68.3	240,416	67.8	798,658	68.0	680,309	66.8
Operating expenses:
Research and development	25,361	6.2	22,677	6.4	73,139	6.2	67,972	6.6
Sales, general and administrative	204,203	49.8	168,901	47.6	595,507	50.7	482,321	47.4
Total operating expenses	229,564	56.0	191,578	54.0	668,646	56.9	550,293	54.0
Income from operations	50,739	12.4	48,838	13.8	130,012	11.1	130,016	12.8
Interest and other income, net	5,577	1.3	3,487	1.0	14,179	1.2	11,477	1.1
Income before income taxes	56,316	13.7	52,325	14.8	144,191	12.3	141,493	13.9
Provision for income taxes	14,037	3.4	6,474	1.9	34,517	3.0	11,149	1.1
Net income	$42,279	10.3%	$45,851	12.9%	$109,674	9.3%	$130,344	12.8%

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Thrombectomy	$279,157	$236,422	$42,735	18.1%
Embolization and Access	130,988	118,263	12,725	10.8%
Total	$410,145	$354,685	$55,460	15.6%
Revenue increased $55.5 million, or 15.6%, to $410.1 million in the three months ended September 30, 2026, from $354.7 million in the three months ended September 30, 2025. Overall revenue growth was primarily due to an increase in sales of our new and existing thrombectomy products and existing embolization and access products.
Revenue from our global thrombectomy products increased $42.7 million, or 18.1%, to $279.2 million in the three months ended September 30, 2026, from $236.4 million in the three months ended September 30, 2025. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $12.7 million, or 10.8%, to $131.0 million in the three months ended September 30, 2026, from $118.3 million in the three months ended September 30, 2025. The increase in our global embolization and access products was primarily attributable to higher sales volume in the United States as a result of further market penetration of our existing products. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Change
	2026		2025		$	%
	(in thousands, except for percentages)
United States	$324,248	79.1%	$275,029	77.5%	$49,219	17.9%
International	85,897	20.9%	79,656	22.5%	6,241	7.8%
Total	$410,145	100.0%	$354,685	100.0%	$55,460	15.6%
Revenue from sales in international markets increased $6.2 million, or 7.8%, to $85.9 million in the three months ended September 30, 2026, from $79.7 million in the three months ended September 30, 2025. Revenue from international sales represented 20.9% and 22.5% of our total revenue for the three months ended September 30, 2026 and 2025, respectively.
Gross Margin

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of revenue	$129,842	$114,269	$15,573	13.6%
Gross profit	$280,303	$240,416	$39,887	16.6%
Gross margin %	68.3%	67.8%
Gross margin remained relatively flat, increasing by 0.5 percentage points to 68.3% in the three months ended September 30, 2026, from 67.8% in the three months ended September 30, 2025, primarily driven by favorable product mix across our regions. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
R&D	$25,361	$22,677	$2,684	11.8%
R&D as a percentage of revenue	6.2%	6.4%
R&D expenses increased by $2.7 million, or 11.8%, to $25.4 million in the three months ended September 30, 2026, from $22.7 million in the three months ended September 30, 2025. The increase was primarily due to a $2.6 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth and a $0.1 million increase in other research and development activities due to the timing of planned investments.
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
Sales, General and Administrative (“SG&A”)

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
SG&A	$204,203	$168,901	$35,302	20.9%
SG&A as a percentage of revenue	49.8%	47.6%
SG&A expenses increased by $35.3 million, or 20.9%, to $204.2 million in the three months ended September 30, 2026, from $168.9 million in the three months ended September 30, 2025. The increase was primarily due to a $12.5 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $7.1 million increase in acquisition-related expenses primarily attributable to professional services associated with the pending acquisition of our Company by Boston Scientific Corporation, and a $6.3 million increase in costs related to marketing events.

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
Provision for income taxes

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Provision for income taxes	$14,037	$6,474	$7,563	116.8%
Effective tax rate	24.9%	12.4%
Our income tax expense was $14.0 million or 24.9% of income before taxes for the three months ended September 30, 2026, compared to $6.5 million or 12.4% of income before taxes for the three months ended September 30, 2025. The change in effective tax rate was primarily due to a decrease in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction in the current period.
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

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Thrombectomy	$792,055	$693,222	$98,833	14.3%
Embolization and Access	382,894	325,058	57,836	17.8%
Total	$1,174,949	$1,018,280	$156,669	15.4%
Revenue increased $156.7 million, or 15.4%, to $1,174.9 million in the nine months ended September 30, 2026, from $1,018.3 million in the nine months ended September 30, 2025. Overall revenue growth was primarily due to an increase in sales of our new and existing thrombectomy and embolization and access products.
Revenue from our global thrombectomy products increased $98.8 million, or 14.3%, to $792.1 million in the nine months ended September 30, 2026, from $693.2 million in the nine months ended September 30, 2025. The increase in our global thrombectomy products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Prices for our thrombectomy products remained substantially unchanged during the period.
Revenue from our global embolization and access products increased $57.8 million, or 17.8%, to $382.9 million in the nine months ended September 30, 2026, from $325.1 million in the nine months ended September 30, 2025. The increase in our global embolization and access products was primarily attributable to higher sales volume in the United States as a result of sales of new products and further market penetration of our existing products. Prices for our embolization and access products remained substantially unchanged during the period.
Revenue by Geographic Area
The following table presents revenue by geographic area, based on our customers’ shipping destinations, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,				Change
	2026		2025		$	%
	(in thousands, except for percentages)
United States	$926,080	78.8%	$792,707	77.8%	$133,373	16.8%
International	248,869	21.2%	225,573	22.2%	23,296	10.3%
Total	$1,174,949	100.0%	$1,018,280	100.0%	$156,669	15.4%
Revenue from sales in international markets increased $23.3 million, or 10.3%, to $248.9 million in the nine months ended September 30, 2026, from $225.6 million in the nine months ended September 30, 2025. Revenue from international sales represented 21.2% and 22.2% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively.
Gross Margin

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Cost of revenue	$376,291	$337,971	$38,320	11.3%
Gross profit	$798,658	$680,309	$118,349	17.4%
Gross margin %	68.0%	66.8%
Gross margin increased by 1.2 percentage points to 68.0% in the nine months ended September 30, 2026, from 66.8% in the nine months ended September 30, 2025, primarily driven by favorable product mix across our regions. Gross margin is impacted by product mix, regional mix, and production initiatives to support demand and create future efficiencies. As such, with favorable product mix, improvement in productivity, and by leveraging our fixed costs on higher volume of new product sales during the year, our gross margin may be positively impacted in the future.
Research and Development (“R&D”)

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
R&D	$73,139	$67,972	$5,167	7.6%
R&D as a percentage of revenue	6.2%	6.6%
R&D expenses increased by $5.2 million, or 7.6%, to $73.1 million in the nine months ended September 30, 2026, from $68.0 million in the nine months ended September 30, 2025. The increase was primarily due to a $5.6 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, partially offset by a $0.4 million decrease in other research and development activities due to the timing of planned investments.
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

Sales, General and Administrative (SG&A)

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
SG&A	$595,507	$482,321	$113,186	23.5%
SG&A as a percentage of revenue	50.7%	47.4%
SG&A expenses increased by $113.2 million, or 23.5%, to $595.5 million in the nine months ended September 30, 2026, from $482.3 million in the nine months ended September 30, 2025. The increase was primarily due to a $41.4 million increase in personnel-related expenses driven by an increase in headcount and related expenses to support our growth, a $23.5 million increase in acquisition-related expenses primarily attributable to professional services associated with the pending acquisition of our Company by Boston Scientific Corporation, and a $16.1 million increase in costs related to marketing events.
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
Provision for income taxes

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except for percentages)
Provision for income taxes	$34,517	$11,149	$23,368	209.6%
Effective tax rate	23.9%	7.9%
Our income tax expense was $34.5 million or 23.9% of income before taxes for the nine months ended September 30, 2026, compared to $11.1 million or 7.9% of income before taxes for the nine months ended September 30, 2025. The change in effective tax rate was primarily due to a decrease in excess tax benefits from stock-based compensation attributable to our U.S. jurisdiction in the current period.
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

Liquidity and Capital Resources
As of September 30, 2026, we had $1,142.8 million in working capital, which included $254.3 million in cash and cash equivalents and $419.3 million in marketable investments. As of September 30, 2026, we held approximately 9.1% of our cash and cash equivalents in foreign entities.
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
Share Repurchase Program
On August 5, 2024, the Company’s Board of Directors approved a share repurchase authorization in the amount of up to $200.0 million, allowing the Company to repurchase its common stock from time to time at such prices as it deems appropriate through open market purchases, block transactions, privately negotiated transactions, including accelerated share repurchase transactions, or otherwise. The repurchase authorization originally expired on July 31, 2025. Under this authorization, the Company entered into an accelerated share repurchase agreement (“ASR”) with JPMorgan Chase Bank, National Association to repurchase $100.0 million of the Company’s common stock during the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company repurchased an aggregate of 517,763 shares under the ASR at an aggregate cost of $100.4 million, including legal and financial advisor fees of $0.4 million associated with the repurchase. During the three months ended September 30, 2025 and December 31, 2025, the Company’s Board of Directors extended the repurchase authorization for the remaining $100.0 million to December 31, 2025 and December 31, 2026, respectively. As of September 30, 2026, the Company had remaining authority to purchase $100.0 million of its common stock under the share repurchase authorization.
The following table summarizes our cash and cash equivalents, marketable investments and selected working capital data as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$254,282	$186,897
Marketable investments	419,330	357,919
Accounts receivable, net	195,216	190,021
Accounts payable	41,961	34,736
Accrued liabilities	174,767	132,163
Working capital(1)	1,142,821	1,033,551

(1)Working capital consists of total current assets less total current liabilities.

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash and cash equivalents at beginning of period	$186,897	$324,404
Net cash provided by operating activities	174,563	152,179
Net cash used in investing activities	(113,044)	(178,943)
Net cash provided by financing activities	6,062	21,475
Effect of foreign exchange rate changes on cash and cash equivalents	(196)	1,914
Cash and cash equivalents at end of period	254,282	321,029
Net Cash Provided By Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, stock-based compensation expense, inventory write-offs and write-downs, and changes in deferred tax balances), and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $174.6 million during the nine months ended September 30, 2026 and consisted of consolidated net income of $109.7 million, non-cash items of $61.7 million, and net changes in operating assets and liabilities of $3.2 million. The change in operating assets and liabilities primarily relates to an increase in accrued expenses and other non-current liabilities of $40.9 million, an increase in accounts payable of $4.0 million, and a decrease in prepaid expenses and other current and non-current assets of $1.8 million. This was partially offset by an increase in inventories of $35.3 million to support our growth and an increase in accounts receivables of $8.2 million.
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
Net Cash Used In Investing Activities
Net cash used in investing activities relates primarily to purchases of marketable and non-marketable investments and capital expenditures, partially offset by proceeds from maturities and sales of marketable investments.
Net cash used in investing activities was $113.0 million during the nine months ended September 30, 2026 and primarily consisted of purchases of marketable investments, net of proceeds from maturities and sales of marketable investments, of $58.2 million, capital expenditures of $42.3 million including investments related to the construction of our Costa Rica manufacturing facility, and purchases of non-marketable investments of $11.0 million.
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

Net cash provided by financing activities was $6.1 million during the nine months ended September 30, 2026 and primarily consisted of $9.7 million in proceeds from the issuance of common stock under our employee stock purchase plan, partially offset by $1.8 million in payments of employee taxes related to vested restricted stock units and $1.8 million in payments towards finance leases.
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
Contractual Obligations and Commitments
During the three months ended March 31, 2025, the Company entered into agreements to acquire property in Costa Rica and construct a manufacturing facility and warehouse for the production of medical devices. During the nine months ended September 30, 2026, the estimated cost of the project increased by approximately $31 million, primarily attributable to scope and budget refinements associated with evolving design requirements. Refer to Note “4. Balance Sheet Components” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
During the nine months ended September 30, 2026, the Company entered into an Agreement and Plan of Merger among the Company, Boston Scientific Corporation, a Delaware corporation (“Parent”), and Pinehurst Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Refer to Note “1. Organization and Description of Business” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
There have been no other material changes to our contractual obligations and commitments as of September 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Risk. We had cash and cash equivalents of $254.3 million as of September 30, 2026, which consisted of funds held primarily in commercial paper, money market funds, certificates of deposit and general checking and savings accounts. In addition, we had marketable investments of $419.3 million, which consisted primarily of commercial paper, corporate bonds, certificates of deposit, and U.S. treasury securities. Our investments are focused on the preservation of capital and principal, supporting our liquidity needs, and longer-term planning to ensure a competitive rate of return. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
While our gross margin for the nine months ended September 30, 2026 was primarily impacted by favorable product mix across our regions, changes in prices did not have a significant impact on our results of operations for any periods presented on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2026 was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarterly period ended September 30, 2026, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PENUMBRA, INC.
Date: October 29, 2026
	By:	/s/ Maggie Yuen
Maggie Yuen
Chief Financial Officer
(Principal Financial Officer)